Form 10QSB
period 1996-03-31
EIF HOLDINGS INC
filed 1996-10-16
CIK 855424

SECURITIES AND EXCHANGE
                               -----------------------

                                      COMMISSION
                                      ----------

                                WASHINGTON, D.C. 20549
                                ----------------------


                                      FORM 10-QSB
                                      ------------


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996.

           - Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to__________


          Commission File No. 0-22388

                                  EIF HOLDINGS, INC.
                (Exact name of registrant as specified in its charter)

               HAWAII                             99-0273889
               --------                           ----------

          (State or other jurisdiction of    (IRS Employer Identification No.)
          incorporation or organization)

          727 South Ninth Avenue
          City of Industry, CA           91745
          ----------------------------------------
          (Address of principal Offices) (Zip Code)



          Registrant's telephone number including area code:  (818) 330-7221
                                                              --------------

                                         N/A
           ---------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


          YES           NO    X
              -------      -------

          The number of shares of common stock outstanding as of October 14, 1996 was 24,681,201.

                                  EIF HOLDINGS, INC.

                                  Table of Contents


                                                                       Page

          PART I.   FINANCIAL INFORMATION

          Item I.   Financial Statements -

                    Consolidated Balance Sheets as of March 31, 1996 and
                         September 30, 1995                               3

                    Consolidated Unaudited Statements of Operations, six
                         months ended March 31, 1996 and 1995 and the three
                         months ended March 31, 1996 and 1995             4

                    Consolidated Unaudited Statements of Cash Flows, six
                         months ended March 31, 1996 and 1995             5

                    Notes to Consolidated Unaudited Interim Financial
                         Statements                                       6

          Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations              7

          Part II.  OTHER INFORMATION                                     9

          PART I.   FINANCIAL INFORMATION
          Item 1.   Financial Statements
                    --------------------

                                  EIF HOLDINGS, INC.
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                                              March 31,      September 30,
                                                 1996            1995
                                              ----------     -------------

                ASSETS
           Current assets
             Cash                               256,779          70,775
             Contracts receivable, net
               allowance for doubtful
               accounts                       4,517,844       5,579,506
             Costs and estimated earnings
               in excess of billings on
               uncompleted contracts            115,205         349,512
             Supplies inventory                 521,676         529,954
             Income tax receivable              206,303         265,916
             Prepaid assets                     332,857         701,485
                                             ----------     -----------

                Total current assets          5,950,664       7,497,148

           Machinery and equipment, net
             of accumulated depreciation      1,543,207       1,679,957
           Goodwill                             907,589         933,493
           Other assets                          36,728          34,693
                                             ----------     -----------

                                            $ 8,438,188     $10,145,291
                                            ===========     ===========

                LIABILITIES AND
                STOCKHOLDERS' EQUITY

           Current liabilities
             Outstanding checks payable     $   528,803     $   478,696
             Note payable, bank               2,710,645       1,710,504

             Accounts payable and accrued
               expenses                       3,441,807       4,046,137
             Billings in excess of cost
               and estimated earnings on
               uncompleted contracts            235,279         516,871
             Current maturities of              254,000         219,313
               long-term debt                ----------     -----------

                Total current liabilities     7,170,534       6,971,521

           Long-term debt                     1,448,570       2,537,396

           Stockholders' equity
             Common stock                     3,019,246       2,019,246
             Additional paid-in capital         804,696         804,696
             Deficit                         (4,004,858)     (2,187,568)
                                             ----------     -----------
                                               (180,916)        636,374
                                             ----------     -----------
                                            $ 8,438,188     $10,145,291
                                            ===========     ===========



             See accompanying notes to consolidated financial statements

                                  EIF HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                               Three Months Ended
                                                    March 31,
                                               ------------------
                                              1996             1995
                                              ----             ----

             Contract revenues earned    $ 5,018,611      $ 7,898,697

             Cost of contract revenues     3,526,334        5,243,760
                                         -----------      -----------

             Gross profit                  1,492,277        2,654,937

             Selling, general and          2,909,575        2,812,337
               administrative            -----------      -----------

             Operating (loss) income      (1,417,298)        (157,400)


             Other income (expense)                0         (228,381)
                                         -----------      -----------

             Loss before interest
               expense                    (1,417,298)        (385,781)

             Interest expense                107,773           90,444
                                         -----------      -----------

             Loss before benefit for
               income taxes               (1,525,071)        (476,225)

             Benefit for income taxes         (3,000)        (110,000)
                                         -----------      -----------

             Net loss                    $(1,522,071)     $  (366,225)
                                         ===========      ===========

             Net loss per common share   $     (0.07)     $     (0.02)
                                         ===========      ===========

             Weighted average number      20,991,827       15,193,530
               of shares outstanding     ===========      ===========




                                                Six Months Ended
                                                    March 31,
                                                -----------------
                                              1996             1995
                                              ----             ----

             Contract revenues earned    $11,296,671      $15,985,756

             Cost of contract revenues     7,720,047       10,608,608
                                         -----------      -----------

             Gross profit                  3,576,624        5,377,148

             Selling, general and          5,235,668        5,363,372
               administrative            -----------      -----------

             Operating (loss) income      (1,659,044)          13,776


             Other income (expense)           51,031         (296,775)
                                         -----------      -----------

             Loss before interest
               expense                    (1,608,013)        (282,999)

             Interest expense                209,277          177,662
                                         -----------      -----------

             Loss before benefit for
               income taxes               (1,817,290)        (460,661)

             Benefit for income taxes              0         (103,000)
                                         -----------      -----------

             Net loss                    $(1,817,290)     $  (357,661)
                                         ===========      ===========

             Net loss per common share   $     (0.10)     $     (0.02)
                                         ===========      ===========

             Weighted average number      17,787,600       15,077,230
               of shares outstanding     ===========      ===========


             See accompanying notes to consolidated financial statements.

                                  EIF HOLDINGS, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOW
                                     (UNAUDITED)


                                                Six Months Ended
                                                   March 31,
                                               -----------------
                                              1996            1995
                                              ----            ----

              Net cash used in
                operating activities         $(810,105)      $(141,200)

              Cash flows from
                investing activities

                Cash acquired through
                  Kelar Controls, Inc.
                  acquisition                  -                17,087
                Purchase of property          -               (115,517)
                  and equipment            -----------       ---------

              Net cash used in                -                (98,430)
                investing activities       -----------       ---------

              Cash flows from
                financing activities
                  Net advances from
                    notes payable,
                    bank                     1,000,141         486,290
                  Proceeds from sale
                    of common stock          1,000,000         -

                  Advances on behalf
                    of officer                 -               (12,500)
                  Payments on
                    long-term debt          (1,054,139)       (161,888)
                  Increase in
                    outstanding checks          50,107         113,309
                    payable                -----------       ---------

              Net cash provided by             996,109         425,211
                financing activities       -----------       ---------

              Net increase in cash             186,004         185,581

              Cash, beginning of                70,775          28,337
                period                     -----------       ---------

              Cash, end or period          $   256,779       $ 213,918
                                           ===========       =========


          SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
          ACTIVITIES

          On December 31, 1994 the Company purchased all of the common stock of Kelar Controls, Inc. in exchange for 200,000 shares of Company stock plus closing costs. In conjunction with the transaction, liabilities were assumed as follows:

           Fair value of assets acquired   $ 373,174
           Consideration paid                 96,200
                                           ---------
           Liabilities assumed             $ 276,974
                                           =========

          During the six months ended March 31, 1996, the company acquired $150,512 of machinery and equipment under capitalized leases.



             See accompanying notes to consolidated financial statements.

                                  EIF HOLDINGS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AS OF MARCH 31, 1996
                                     (UNAUDITED)
                                     -----------


          NOTE 1 - BASIS OF PRESENTATION:

          The unaudited interim consolidated financial statements of EIF Holdings, Inc. and its subsidiaries (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes as contained in Form 10-KSB for the year ended September 30, 1995.

          In the opinion of management, the interim consolidated financial statements reflect all adjustments necessary for fair presentation of the interim period.

          NOTE 2 - NOTES PAYABLE, BANK:

          Notes payable, bank includes a line of credit secured by VonGuard Holdings, Inc.'s contracts receivable, inventory and machinery and equipment. The note matured February 16, 1996. As of March 31, 1996 the outstanding balance on this note was $1,434,000.
          The bank has extended the maturity of this note while the Company and the bank continue to renegotiate new terms.

          Notes payable, bank also includes a line of credit secured by P.
          W. Stephens' contracts receivable and supplies inventory. As of March 31, 1996 the outstanding balance on this note was $2,410,000, and there had been no changes in the terms of this note.

          NOTE 3 - LONG-TERM DEBT:

          In order to fund continuing operating needs and debt service, the Company arranged to borrow funds from American Eco Corporation, an Ontario corporation ("American Eco"), pursuant to a long-term note that bears interest at prime plus 2.50%. At March 31, 1996 the outstanding balance on this note was $324,000.

          Item 2.   Management's Discussion and Analysis of Financial
                    -------------------------------------------------
                    Condition and Results of Operations
                    -----------------------------------

          RESULTS OF OPERATIONS:

          In February 1996 a new management team was assembled to begin to assess and assist the management with the Company's operations. Their first priority was to review the Company's financial reporting and track operations. It became clear that the financial affairs of the Company were not at acceptable levels for the new team which included managers of American Eco. The Company's operations were being directed by personnel that did not clearly understand the financial status of the operations or even of the projects specifically. The new management team requested assistance from financial professionals to clarify the accurate status of each project and of the Company as a whole. The newly appointed executives of the Company delayed the release of the interim financial information until such time as its accuracy could be ascertained.

          For the six months ended March 31, 1996, the net loss was $1,817,290 compared to a net loss of $357,661 during the same period in 1995. Continued decline during the most recent period reflect a continuation of losses from the year ended September 30, 1995 stemming from the VonGuard companies and further losses directly attributable to both the P. W. Stephens, Inc. whose demand for service has fallen off substantially, and Kelar's operations which continue in a start-up mode.

          REVENUES:

          Revenue declined $4,689,085 or 29.3% from $15,985,756 last year to $11,296,671 for the six months ended March 31, 1996. P. W. Stephens Contracting Inc., the Company's largest subsidiary, had declines in revenues of $3,332,124 or 28.0% from the same period last year. VonGuard's total revenues also ran behind last year $1,222,097 or 34.0% and Kelar Controls follow suit with a decline of $134,864 or 28.3%.

          During the quarter ended March 31, 1996, sales for both VonGuard and for P. W. Stephens have seriously declined as the Company has not aggressively marketed its products. Much of the new management's effort has been consumed negotiating with the former owners and management and reorganizing the Company for the future.

          Revenues were also negatively impacted when Zurich American Insurance chose not to bond the Company any longer based primarily on the Company's prior performance. This lack of bonding capability made operations somewhat more difficult for the Company and the ability to successfully bid projects became somewhat limited. Using American Eco's strength, the Company was able to move their bonding and surety needs to AIG (American International Group) on May 1, 1996. Under this new agreement, American Eco became a co-indemnity with the Company on a new bond line.

          Actions have been undertaken to improve revenue generation as the Company moved into the third quarter of operations, the full impact of which will not be realized until the fourth quarter of fiscal 1996 or early in fiscal 1997. A bona-fide sales department is now operating within the VonGuard group. At P. W. Stephens, efforts have also been put in place to expand the sales of its operations primarily through the addition of QHI Stephens as a new subsidiary that specializes in commercial asbestos and lead abatement and other environmental services. Kelar Controls has entered into a marketing agreement with CEW Lighting Company, the fourth largest supplier of HID lighting products. This agreement, finalized late in the first quarter, provides Kelar with an instant nationwide sales force backed by a well respected company. Activities related to this agreement began early in the second quarter.

          GROSS PROFIT:

          During the six months ended March 31, 1996, the Company produced an overall gross profit margin of 31.6% or $3,576,624 compared to 33.6% and $5,377,148 for the same period in 1995.

          P. W. Stephens gross profit for the six months ending March 31, 1996 is at 35.7%. This is down from the first quarter average of 38.3% again reflecting the reduction in business taking place during the second quarter as the new management restructured the Company.

          VonGuard's gross profit also slipped from first quarter levels of 14.3% to a six months average of 12.4%. Negotiations with prior management delayed the new management's opportunity to aggressively begin the restructure of the Company until late in the quarter.

          Kelar Controls gross profit continued to improve due primarily to recognition within the quarter of shared energy savings with the San Jose School District. These savings are related to a project completed in a prior year that entitled Kelar to receive a percentage of energy savings generated by the project.

          SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:

          Selling, general, and administrative expenses decreased $127,704 or 2.4% from March 31, 1995. Much of the decrease in costs is attributable to the VonGuard companies as costs have been reduced $340,795 compared to six month fiscal 1995, primarily due to cost reductions implemented late in fiscal 1995.

          P. W. Stephens second quarter costs ran $1,777,711 very near the same level as first quarter figures of $1,729,000. Planned cost reduction efforts were put into effect late in the second quarter by the new management. The benefits of these cost reductions should be seen in future periods.

          VonGuard reduced overhead costs from $449,000 in the first quarter to a level of $192,205 during the second quarter. This reduction in costs reflects the efforts of changes made by the new management in restructuring these companies, eliminating waste, and combining multiple locations into one office.

          Kelar's selling, general, & administrative expenses remain nearly constant. No significant changes are expected in this company's overhead levels.

          INTEREST EXPENSE:

          Interest expense for the Company amounted to $209,277 for the first six months of fiscal 1996. This is an increase of $31,615 from the same period 1995. Losses during the period have been funded by additional borrowings on the lines of credit and by advances from American Eco. The continued need for working capital has kept the lines of credit fully utilized and this has increased interest costs.

          LIQUIDITY AND CAPITAL RESOURCES:

          Stephen's and VonGuard's lines of credit continue to be the Company's main source of capital. These lines provide an availability to borrow based on formulas involving contracts receivable, certain inventory, and certain property and equipment. As of March 31, 1996, the Company had borrowed the maximum amount permitted under the aforementioned formulas.

          As previously stated, VonGuard's line of credit matured on February 16, 1996. As of September 25, 1996, $260,000 was outstanding on this line of credit. The Company is continuing to negotiate with the bank regarding an extension on a more permanent basis and arrangements for a complete pay down of the loan. In the interim, American Eco continues to support fundings necessary for operations of the Company. As of March 31, 1996 American Eco had advanced $324,000 to the Company pursuant to a long-term note that bears interest at prime plus 2.50%.

          The Company also received $850,000 in net proceeds from a February 1996 placement of its Common Stock. The Company entered into an agreement with American Eco for the sale of 10,000,000 shares of the Company's Common Stock, at a price of $.10 per share. The closing is subject to certain conditions, including shareholder approval of an increase in the Company's authorized Common Stock (see Item 5 of part II of this report).

          PART II - OTHER INFORMATION

          Item 5.   Other Information
                    -----------------

          On January 12, 1996, the Company and American Eco entered into a Stock Purchase Agreement pursuant to which American Eco is to purchase 10 million shares of the Company's Common Stock at $0.10 per share subject to the approval of the Company's shareholders of an increase of the Company's authorized common stock. It is anticipated that the shareholders' meeting will be held in the fall 1996. During the interim period, a team of managers from American Eco has assumed the management of the Company. Richard Austin has stepped down as Chairman of the Company. Ken
          Vonderahe has resigned as a Director of the Company and as President of VonGuard Holdings, Inc., a St. Louis based subsidiary of the Company. Ronald K. Mann has assumed the Chairmanship of the Company's Board of Directors. Mr. Mann was then a Director of American Eco. Mr. Michael E. McGinnis now serves as the Company's President and Chief Executive Officer and as a director. Mr. McGinnis currently is the President and Chief Executive Officer and a Director of American Eco. Joseph Miller has been appointed Executive Vice President and Chief Operating Officer of the Company. Mr. Miller has acted as a consultant to American Eco. Mr. Mann and Mr. McGinnis shall devote as much time to the management of the Company as each, in his sole discretion, shall deem necessary.

          Item 6.   Exhibits and Reports on Form 8-K
                    --------------------------------

                b. A report on Form 8-K was filed for an event of February 2, 1996 to report on Item 1 thereof the interest that American Eco had taken in the Company and in Item 5 thereof the completion of a securities placement.



                                      SIGNATURES


          In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                        EIF HOLDINGS, INC.
                                        ------------------
                                        Registrant



          September 25, 1996            By:/s/ David L. Norris
                                           --------------------------
                                           David L. Norris
                                           President and Duly Authorized
                                           Officer



                                        By:/s/ Lanell Matlock
                                           ----------------------------
                                           Lanell Matlock
                                           Chief Accounting Officer