Form 10QSB
period 1996-06-30
EIF HOLDINGS INC
filed 1996-10-16
CIK 855424

SECURITIES AND EXCHANGE
                               -----------------------

                                      COMMISSION
                                      ----------

                                WASHINGTON, D.C. 20549
                                ----------------------


                                     FORM 10-QSB
                                      ---------


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996.

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

          YES    x      NO
              -------      -------

          The number of shares of common stock outstanding as of October 14, 1996 was 24,681,201.



                                  EIF HOLDINGS, INC.

                                  Table of Contents


                                                                            Page

     PART I.   FINANCIAL INFORMATION

     Item I.   Financial Statements -

               Consolidated Balance Sheets as of June 30, 1996 and
                    September 30,  1995                                       3

               Consolidated Unaudited Statements of Operations, nine months ended June 30, 1996 and 1995 and the three months
                    ended June 30, 1996 and 1995                              4

               Consolidated Unaudited Statements of Cash Flows, nine months
                    ended June 30, 1996 and 1995                              5

               Notes to Consolidated Unaudited Interim Financial Statements   6

     Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                 7

     Part II.  OTHER INFORMATION                                              9

                            PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
               --------------------

                                  EIF HOLDINGS, INC.
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                                               June 30,      September 30,
                                                 1996            1995
                                              ----------     -------------

                ASSETS
           Current assets
             Cash                               109,350          70,775
             Contracts receivable, net
               allowance for doubtful
               accounts                       7,104,144       5,579,506
             Costs and estimated earnings
               in excess of billings on
               uncompleted contracts            267,707         349,512
             Supplies inventory                 531,854         529,954
             Income tax receivable              170,000         265,916
             Prepaid assets                     243,295         701,485
                                             ----------     -----------

                Total current assets          8,426,350       7,497,148

           Machinery and equipment, net
             of accumulated depreciation      1,442,117       1,679,957
           Goodwill                             895,150         933,493
           Other assets                          68,258          34,693
                                             ----------     -----------


                                            $10,831,875     $10,145,291
                                            ===========     ===========

                LIABILITIES AND
                STOCKHOLDERS' EQUITY

           Current liabilities
             Outstanding checks payable     $   690,665     $   478,696
             Note payable, bank               2,616,446       1,710,504
             Accounts payable and accrued
               expenses                       3,905,672       4,046,137
             Billings in excess of cost
               and estimated earnings on
               uncompleted contracts            399,341         516,871
             Current maturities of              153,209         219,313
               long-term debt                ----------     -----------

                Total current liabilities     7,765,333       6,971,521

           Long-term debt                     4,052,074       2,537,396

           Stockholders' equity
             Common stock                     3,019,246       2,019,246
             Additional paid-in capital         804,696         804,696
             Deficit                         (4,809,474)     (2,187,568)
                                             ----------     -----------
                                               (985,532)        636,374
                                             ----------     -----------
                                            $10,831,875     $10,145,291
                                            ===========     ===========

             See accompanying notes to consolidated financial statements

                                  EIF HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                               Three Months Ended
                                                    June 30,
                                               ------------------
                                              1996             1995
                                              ----             ----

             Contract revenues earned    $ 7,863,783      $ 7,876,818

             Cost of contract revenues     5,886,902        5,762,889
                                         -----------      -----------

             Gross profit                  1,976,881        2,113,929

             Selling, general and          2,684,248        2,789,867
               administrative            -----------      -----------

             Operating loss                 (707,367)        (675,938)


             Other income (expense)           (3,653)         (92,509)
                                         -----------      -----------

             Loss before interest
               expense                      (711,020)        (768,447)

             Interest expense                 93,596          112,261
                                         -----------      -----------

             Loss before benefit for
               income taxes                 (804,616)        (880,708)

             Benefit for income taxes              0         (326,000)
                                         -----------      -----------

             Net loss                    $  (804,616)     $  (554,708)
                                         ===========      ===========

             Net loss per share          $     (0.03)     $     (0.04)
                                         ===========      ===========

             Weighted average number      24,618,201       15,133,887
               of shares outstanding     ===========      ===========


                                                Nine Months Ended
                                                    June 30,
                                                -----------------
                                              1996             1995
                                              ----             ----

             Contract revenues earned    $19,160,454      $23,862,574

             Cost of contract revenues    13,606,949       16,371,497
                                         -----------      -----------

             Gross profit                  5,553,505        7,491,077

             Selling, general and          7,919,916        8,153,239
               administrative            -----------      -----------

             Operating loss               (2,366,411)        (662,162)


             Other income (expense)           47,378         (389,284)
                                         -----------      -----------

             Loss before interest
               expense                    (2,319,033)      (1,051,446)

             Interest expense                302,873          289,923
                                         -----------      -----------

             Loss before benefit for
               income taxes               (2,621,906)      (1,341,369)

             Benefit for income taxes              0         (429,000)
                                         -----------      -----------

             Net loss                    $(2,621,906)     $  (912,369)
                                         ===========      ===========

             Net loss per share          $     (0.13)     $     (0.06)
                                         ===========      ===========

             Weighted average number      20,056,157       15,076,345
               of shares outstanding     ===========      ===========


             See accompanying notes to consolidated financial statements.

                                  EIF HOLDINGS, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOW
                                     (UNAUDITED)

                                               Nine Months Ended
                                                    June 30,
                                               -----------------
                                              1996            1995
                                              ----            ----

              Net cash used in
                operating activities       $(3,362,602)      $(290,566)

              Cash flows from
                investing activities

                Proceeds from sale of
                  machinery and
                  equipment                    -                23,537
                Cash acquired through
                  Kelar Controls, Inc.
                  acquisition                  -                17,087
                Purchase of property          (165,308)       (180,779)
                  and equipment            -----------       ---------

              Net cash used in                (165,308)       (140,155)
                investing activities       -----------       ---------

              Cash flows from
                financing activities
                  Change in cash
                    overdraft                  211,969          10,549

                  Net advances from
                    notes payable,
                    bank                       905,942         729,227
                  Proceeds from sale
                    of common stock          1,000,000          -
                  Advances on behalf
                    of officer                 -                (7,968)
                  Net advances from
                    (payments on)            1,448,574        (100,675)
                    long-term debt         -----------       ---------

              Net cash provided by           3,566,485         631,133
                financing activities       -----------       ---------

              Net increase in cash             385,759         200,412

              Cash, beginning of                70,775          28,337
                period                     -----------       ---------

              Cash, end of period          $   109,350       $ 228,749
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
                                           =========

          During the nine months ended June 30, 1996, the company acquired $150,512 of machinery and equipment under capitalized leases.



             See accompanying notes to consolidated financial statements.

                                  EIF HOLDINGS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AS OF JUNE 30, 1996
                                     (UNAUDITED)
                                     -----------


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

          NOTE 2 - NOTES PAYABLE, BANK:

          Notes payable, bank includes a line of credit secured by VonGuard's contracts receivable, inventory and machinery and equipment. The note matured February 16, 1996. The bank has extended the maturity of this note while the Company and the bank continue to renegotiate new terms.

          Notes payable, bank also includes a line of credit secured by P.
          W. Stephens' contracts receivable and supplies inventory. As of June 30, 1996 the outstanding balance on this note was $2,235,000. As of September 25, 1996 this note had been paid down to $1,200,000 and the Company had reached an agreement with the lender whereby the loan balance will be reduced by $200,000 per month until paid in full. The Company anticipates securing a replacement line of credit and repaying the existing line in full prior to the required final payment date.

          NOTE 3 - LONG-TERM DEBT:

          In order to fund continuing operating needs and debt service, the Company arranged to borrow funds from American Eco Corporation, an Ontario corporation ("American Eco"), pursuant to a long-term note that bears interest at prime plus 2.50%. At June 30, 1996, the outstanding balance on this note was $3,805,000.

          Item 2.   Management's Discussion and Analysis of Financial
                    -------------------------------------------------
                    Condition and Results of Operations.
                    ------------------------------------

          RESULTS OF OPERATIONS:

          In February 1996 a new management team was assembled to begin to assess and assist the management with the Company's operations. Their first priority was to review the Company's financial reporting and track operations. It became clear that the financial affairs of the Company were not at acceptable levels for the new team which included managers of American Eco. The Company's operations were being directed by personnel that did not clearly understand the financial status of the operations or even of the projects specifically. The new management team requested assistance from financial professionals to clarify the accurate status of each project and of the Company as a whole. The newly appointed executives of the Company delayed the release of the interim financial information until such time as its accuracy could be ascertained

          For the nine months ended June 30, 1996, the net loss was $2,621,906 compared to a net loss of $912,369 during the same period in 1995. Continued decline during the most recent period reflect a continuation of losses from the year ended September 30, 1995 stemming from the VonGuard companies and further losses directly attributable to both the P. W. Stephens, Inc. whose demand for service has fallen off substantially, and Kelar's operations which continue in a start-up mode.

          REVENUES:

          Revenue declines $4,702,120 or 19.7% from $23,862,574 last year to $19,160,454 for the nine months ended June 30, 1996. P. W. Stephens Contracting Inc. the Company's largest subsidiary had declines in revenues of $3,017,722 of 17.1% from the same period last year. Because all aspects of the Company's operations were being carefully evaluated by the new management of the Company, management restricted submission of bids on prospective projects and acceptance of new orders until funding was in place to execute any such awards. The Company's bonding lines were also very restricted at this time. VonGuard's total revenues also ran behind last year $1,548,730 or 27.6% and Kelar Controls followed suit with a decline of $135,688 or 20.7%, because the funding was not available to accept new awards. In addition, the issuance of payment and performance bonds which was needed to secure contracts were severely restricted.

          During the quarter ended June 30, 1996, sales for both VonGuard and for P. W. Stephens have declined as the Company had not aggressively marketed its products in earlier quarters and the full impact of management's earlier changes had not yet been felt. Much of the new management's effort has been consumed negotiating with the former owners and management and reorganizing the Company for the future.

          Actions were taken to improve revenue generation as the Company moved into the fourth quarter of operation. A bon-fide sales department is now operating within the VonGuard group. At P. W. Stephens, efforts have also been put in place to expand the sales of its operations primarily through the addition of QHI Stephens as a new subsidiary that specializes in commercial asbestos and lead abatement and other environmental services.

          GROSS PROFIT:

          During the nine months ended June 30, 1996, the Company produced an overall gross profit margin of 28.9% or $4,553,505 compared to 31.3% or $7,491,076 for the same period in 1995.

          P. W. Stephens gross profit for the nine months ending June 30, 1996 is at 31.6%. This reflects gross profit reductions on jobs that have been reevaluated by new management.

          VonGuard's gross profit increased from the six month average of 12.7% to 17.1% for the nine months ending June 30, 1996.

          SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:

          Selling, general, and administrative expenses decreased $363,767 or 4.4% from June 30, 1995, as a result of staff reductions and termination of senior executives that were no longer needed to manage these consolidated businesses.

          P. W. Stephens third quarter costs ran $1,641,224, a decrease of $136,487 from second quarter of $1,777,711. Planned cost reduction efforts were put into effect late in the second quarter by the new management. The benefits of these cost reductions should continue to be seen in future periods.

          Kelar's selling, general, & administrative expenses remain nearly constant. No significant changes are expected in this company's overhead levels.

          INTEREST EXPENSE:

          Interest expense for the Company amounts to $289,923 for the first nine months of fiscal 1996. This is an increase of $31,615 from the same period 1995. Losses during the period have been funded by additional borrowings on the lines of credit and by advances from American Eco. The continued need for working capital has kept the lines of credit fully utilized and this has increased interest costs.

          LIQUIDITY AND CAPITAL RESOURCES:

          Stephen's and VonGuard's lines of credit continue to be the Company's main source of capital. These lines provide an availability to borrow based on formulas involving contracts receivable, certain inventory, and certain property and equipment. As of June 30, 1996, the Company has borrowed the maximum amount permitted under the aforementioned formulas.

          As previously stated, VonGuard's line of credit matured on February 16, 1996. As of September 25, 1996, $260,000 was outstanding on this line of credit. The Company is continuing to negotiate with the bank regarding an extension on a more permanent basis and arrangements for a complete pay down of the loan. In the interim, American Eco continues to support fundings necessary for operations of the Company. As of June 30, 1996, American Eco had advanced $3,805,000 to the Company pursuant to a long-term note that bears interest at prime plus 2.50%.

          As of September 25, 1996 $1,200,000 was outstanding on P. W. Stephens' line of credit and an agreement had been reached with the lender whereby the loan balance will be reduced by $200,000 per month until paid in full.



     PAGE

          PART II - OTHER INFORMATION

          Item 1.   LEGAL PROCEEDINGS
                    -----------------

          On July 1, 1996, P. W. Stephens terminated the employment of Richard R. Austin as President of P. W. Stephens, effective July 16, 1996. On July 1, 1996, Mr. Austin filed suit in the California Superior Court for the County of Los Angeles against the Company, American Eco, P. W. Stephens, Julbin International, Ltd., a British Virgin Islands corporation ("Julbin"), QHI Stephens Contractors, Inc., a subsidiary of P. W. Stephens ("QHI"), Michael McGinnis and unnamed defendants, seeking unspecified damages and specific performance. Mr. Austin's claims arose out of a series of transactions pursuant to which Mr. Austin had sold his controlling interest in the Company to Julbin and American Eco had acquired shares of the Company's Common Stock. Mr. Austin also alleged breaches of the purchase agreements pursuant to which he had sold shares of the Company's Common Stock to some of the defendants.

          Mr. Austin's complaint further alleged that American Eco, the Company and P. W. Stephens are in breach of an indemnification agreement pursuant to which certain defendants had promised to hold Mr. Austin harmless under a bank line of credit of P. W. Stephens which Mr. Austin had personally guaranteed, and that those defendants had improperly used the line of credit, seeking unspecified damages and specific performance.

          The defendants answered the complaint denying the allegations therein, and filed a cross-complaint against Mr. Austin, Dawn Seubert (Mr. Austin's wife), Patricia Kennedy and others for fraudulent misrepresentation and similar claims alleging that Mr. Austin had induced American Eco to invest in the Company by making material misrepresentations to American Eco and its representatives about the financial and operating condition of the Company and P. W. Stephens. The cross-complaint further alleges that throughout Mr. Austin's tenure at the Company and P.
          W. Stephens he had, in concert with others, engaged in a sustained pattern of self-dealing in breach of his fiduciary duties to such companies.

          On August 5, 1996, Mr. Austin served P. W. Stephens and the Company with a demand for arbitration before the American Arbitration Association claiming that P. W. Stephens and the Company had breached his employment agreement, by, among other things, failing to pay him a $1,000,000 signing bonus to be paid in the form of a promissory note as well as salary earned by Mr. Austin through the Termination of his employment and through the period of notice following his termination.

          The parties have been engaged in settlement discussions in an effort to resolve all outstanding matters among them.

          Item 5.   Other Information
                    -----------------

          On January 12, 1996, the Company and American Eco entered into a Stock Purchase Agreement pursuant to which American Eco is to purchase 10 million shares of the Company's common stock at $0.10 per share subject to the approval of the Company's shareholders of an increase of the Company's authorized common stock. It is anticipated that the shareholders' meeting will be held in the fall of 1996. During the interim period, a team of managers from American Eco has assumed the management of the Company. Richard Austin has stepped down as Chairman of the Company. Ken Vonderahe has resigned as a Director of the Company and as President of VonGuard Holdings, Inc., a St. Louis based subsidiary of the Company. Ronald K. Mann has assumed the Chairmanship of the Company's Board of Directors. Mr. Mann was then a Director of American Eco. Mr. Michael E. McGinnis now serves as the Company's President and Chief Executive Officer and as a director. Mr. McGinnis currently is the President and Chief Executive Officer and a Director of American Eco. Joseph Miller has been appointed Executive Vice President and Chief Operating Officer of the Company of the Company. Mr. Miller has acted as a consultant to American Eco. Mr. Mann and Mr. McGinnis shall devote as much time to the management of the Company as each, in his sole discretion, shall deem necessary.

          Subsequent Events:

          During the 3rd Quarter of this year the former President and CEO of P. W. Stephens was relieved of his responsibilities. The Company, as a temporary measure, assigned the chief operating officer of EIFH to deal with the day to day operations of P. W. Stephens. The former President was assigned the responsibility of sales and marketing of P. W. Stephens and, in the Company's opinion, did not adequately discharge his responsibilities. The Company has recruited a new president and CEO for EIFH who will also function in the day to day role of operations leader of EIFH's subsidiary companies. Our new president and CEO, Mr. David Norris, is a resident of California and therefore is better positioned to provide the day to day leadership that is required for the successful turnaround of EIFH and its operating subsidiaries. Mr. Michael E. McGinnis has relinquished the title of President and CEO of EIFH to Mr. Norris, but remains as a director of EIFH.

          Item 6.   Exhibits and Reports on Form 8-K
                    --------------------------------

                         (b)  Reports on Form 8-K:  None

                                      SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                        EIF HOLDINGS, INC.
                                        ------------------
                                        Registrant



          September 25, 1996            By: /s/ Davil L. Norris
                                           -----------------------------
                                           David L. Norris
                                           President and Duly Authorized
                                           Officer



                                        By: /s/ Lanell Matlock
                                            -----------------------------
                                           Lanell Matlock
                                           Chief Accounting Officer