Form 10KSB
period 1996-09-30
EIF HOLDINGS INC
filed 1997-04-23
CIK 855424

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC. 20549


                                     FORM 10-KSB
                 [x] Annual Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934

                     For the fiscal year ended September 30, 1996

                  [ ] Transition Report under Section 13 or 15(d) of
                         the Securities Exchange Act of 1934

                            Commission file number 0-22388

                                  EIF HOLDINGS, INC.
                    (Name of small business issuer in its charter)

                     Hawaii                                 99-0273889
                     -------                                ----------
          (State or other jurisdiction                   (I.R.S. Employer
               of incorporation or                        Identification
                  organization)                              Number)

              475 N. Muller Street
                   Anaheim, CA                                92803
                   -----------                                -----
              (Address of principal                         (Zip Code)
               executive offices)


               Issuer's telephone number: (714) 991-6688

          Securities registered under Section 12(b)
          of the Exchange Act:                         None
          Securities registered under Section 12(g)
          of the Exchange Act:                         Title of Class:
                                                       Common Stock

               Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
          such filing requirements for the past 90 days.  YES    NO  X

               Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

               State Issuer's revenues for its most recent fiscal year:
          $27,537,589

               State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: March 7, 1997: $6,786,000 (15,599,485 shares held by persons other than affiliates) at an average of the high and low bid and high and low asked price $.435 as reported by the National Quotation Bureau, Inc.

               State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: Number of shares of Common Stock outstanding at March 25, 1997: 24,663,201

               Transitional Small Business Disclosure Format (Check one):
          Yes __ No  X
                    --

                                        PART 1


          ITEM 1.  DESCRIPTION OF BUSINESS
          --------------------------------

          Organization and Development of Business
          ----------------------------------------

               EIF Holdings, Inc. (the "Company" or "EIF") is a holding company formed in the State of Hawaii in 1989. The Company's primary business is the acquisition and operation of companies engaged in the environmental construction related industries. To date, this has consisted of the acquisition and operation of P.W. Stephens Contractors, Inc., VonGuard Holdings, Inc. and Kelar Controls Inc.

               In January 1993, the Company acquired, in a reverse acquisition, all of the shares of P.W. Stephens Contractors, Inc., ("P.W. Stephens"). The Company currently operates its businesses through various first or second tier subsidiaries.

               Through its largest subsidiary, P.W. Stephens, the Company is engaged as a contractor in the environmental contracting industry. P.W. Stephens was founded as a California corporation in 1982, and currently has seven branches, servicing primarily the states of California, Hawaii, and Nevada. Initially P W. Stephens' main focus was on the removal of materials containing asbestos. It also offers lead hazard removal, insulation, and other hazardous materials cleanup services.

               P.W. Stephens conducts certain of its residential work through P.W. Stephens Residential, Inc., a California corporation. P.W. Stephens has two subsidiaries Environmental Supply, Inc. and P.W. Stephens Construction, Inc. which are inactive and the Company has no current intention to conduct material activities through these entities.

               The Company pursued a strategy of expanding the geographic reach and service capabilities of its business beginning in 1994. In August 1994, the Company acquired VonGuard Holdings, Inc., ("VonGuard") and its subsidiaries. VonGuard was formed as a Missouri corporation in February 1992, by Kenneth Vonderahe as a holding company to acquire FCA Services, Inc. ("FCA") and Remediation Services, Inc. ("RSI"). FCA has been in business since 1987 and RSI since 1989. P.W. Stephens St. Louis provides asbestos abatement and lead hazard removal services, as well as soil and groundwater remediation, hazardous materials management and clean-up, and industrial cleaning services to clients primarily in the Midwest. In June 1996, VonGuard and Enstar-North American, Inc., a subsidiary of VonGuard, were merged into FCA and the name was changed to P.W. Stephens Services, Inc. Select Abatement, Inc., a subsidiary of VonGuard, was merged into RSI and the name was changed to P.W. Stephens Contractors, Inc., a Missouri corporation. P.W. Stephens Services, Inc. and P.W. Stephens Contractors, Inc. are collectively referred to as "P.W. Stephens St. Louis".

               As part of the acquisition strategy, in December 1994, the Company acquired Kelar Controls, Inc. ("Kelar"), a California corporation. The Company issued 200,000 shares of its Common
          Stock as part of the purchase price. The former Kelar shareholders are also entitled to an earn out of 28% of Kelar's pre-tax profits (as defined) each year to be paid in the Company's Common Stock up to a maximum of $500,000 in value, as defined, during a period of five years ending September 30, 1999.
          No earn out was earned during the fiscal year ended September 30, 1996. The earn-out arrangement is to terminate upon the completion of a litigation which arose out of the acquisition agreement, see
          Item 3. "Legal Proceedings." Kelar primarily installs new lighting controls and equipment and retrofits and upgrades existing lighting equipment for large storage and warehouse type facilities. These projects feature a combination of controls and equipment to implement various energy and lighting conservation measures. Typically, energy conservation projects include heating and air conditioning systems and lighting. Kelar also offers intrusion and building security devices. Kelar attempts to finance these projects through long-term financing which is totally or partially funded out of energy and security savings.

               Set forth below is a chart which illustrates the organization of the Company:


     [The chart shows that EIF HOLDINGS, INC., a Hawaii Corporation has the following subsidiaries: P.W. Stephens Contractors, Inc., a California Corporation, of which QHI Stephens Contractors, Inc., a California Corporation is a wholly-owned subsidiary; P.W. Stephens Residential, Inc., a California Corporation; Kelar Controls, Inc., a California Corporation; P.W. Stephens Contractors, Inc., a Missouri Corporation; and P.W. Stephens Services, Inc., a Missouri Corporation.]

               During the summer of 1995 and during the beginning of fiscal 1996, American Eco Corporation, an Ontario corporation ("American Eco"), invested in the Company. American Eco provides construction, project management, maintenance, demolition, dismantlement and environmental remediation services in the refining, petrochemical, government, commercial, manufacturing and utility industries. The common stock of American Eco is quoted on the NASDAQ National Market under the symbol ECGOF and is traded on the Toronto Stock Exchange under the symbol ECX. American Eco agreed to purchase 10,000,000 shares of Common Stock of the Company and to provide a management team, primarily comprised of American Eco managers, to assist in the management of the Company s operations. In connection therewith, Richard Austin stepped down as Chairman of the Board, director and the Chief Executive Officer of the Company and Kenneth Vonderahe resigned as a director of the Company and as President of VonGuard. On February 1, 1996, the two vacancies on the Board of Directors were filled by Ronald K. Mann, who assumed the position as Chairman of the Company, and Michael E. McGinnis, who also became President and Chief Executive Officer of the Company. Mr. Mann was a director of American Eco and Mr. McGinnis is a director and the President and Chief Executive Officer of that corporation. In August 1996, David Norris was hired as President and Chief Executive Officer of the Company and replaced Mr. Mann as a director of the Company. Mr. Norris is also Vice President and the Chief Financial Officer of American Eco.

               The agreement with American Eco to purchase 10,000,000 shares did not close as it is subject to shareholder approval.
          In March 1996, American Eco agreed to loan money to the Company pursuant to a line of credit agreement with a maximum borrowing of $5,250,000. The total amount borrowed under the agreement approximated $4,908,000 at September 30, 1996. In a separate transaction, American Eco acquired 4,000,000 shares of the Company s Common Stock from Julbin International Ltd., ("Julbin"), pursuant to a stock purchase agreement which closed in November 1996. At November 30, 1996, American Eco owned an aggregate of 8,800,000 shares of the Company's Common Stock. See
          ITEM 11 "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and ITEM 12 "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

          NARRATIVE DESCRIPTION OF BUSINESS
          ---------------------------------
               The following discussion, unless indicated to the contrary, relates to the businesses of P.W. Stephens Contractors, Inc., QHI\Stephens Contractors, Inc. and P.W. Stephens Residential, Inc., all California corporations (collectively "P.W. Stephens"), P.W. Stephens Services, Inc. and P.W. Stephens Contractors, Inc., both Missouri corporations, (collectively "P.W. Stephens St. Louis") and Kelar Controls, Inc., a California corporation, ("Kelar").

          Service Provided by Subsidiaries:
          ---------------------------------

          P.W. Stephens
          -------------

               P.W. Stephens is primarily engaged in the business of asbestos removal from commercial and residential buildings. It also provides lead hazard removal services and insulation services. The work is generally performed under time and material contracts and fixed-price contracts. P.W. Stephens provides these environmental services through its seven branch offices located in California, Hawaii and Nevada. In 1995, P.W. Stephens began providing other hazardous material clean-up services primarily through its Las Vegas branch, but were discontinued during 1996.

          P.W. Stephens St. Louis
          -----------------------

               P.W. Stephens St. Louis provides its environmental services through its subsidiaries P.W. Stephens Services, Inc. and P.W. Stephens Contractors, Inc. P.W. Stephens Services, Inc. provides asbestos abatement and lead hazard removal for commercial, industrial, governmental, and residential clients primarily in the Midwestern states of Illinois, Missouri, Iowa, and Nebraska. P.W. Stephens Contractors, Inc. provides soil and groundwater remediation and hazardous material management cleanup for industrial, commercial, and governmental clients. P.W. Stephens Services, Inc., through its RSI Hydro Services division, offers industrial cleaning services primarily for industrial, commercial, and governmental clients utilizing ultra-high pressure water technology. The work of P.W. Stephens St. Louis is generally performed under cost-plus-fee contracts or fixed price contracts. P.W. Stephens St. Louis provides services to its clients through its office in St. Louis, Missouri.

          Kelar Controls, Inc.
          --------------------

               Kelar installs a combination of controls and equipment to implement various energy and lighting conservation measures as well as possible intrusion and building security measures. Some of these projects are performed under a shared energy savings arrangement whereby Kelar receives a portion of the client's future energy savings.

          ENVIRONMENTAL REMEDIATION SERVICES:

          Asbestos Abatement
          ------------------

               From 1910 until 1978, asbestos was a common ingredient in building materials due primarily to its ability to retard fire, absorb heat from friction, provide insulation from heat and cold, resist corrosion and add tensile strength. The Environmental Protection Agency, ("EPA"), began to ban the use of asbestos in construction products in 1973, in response to evidence that asbestos causes certain forms of cancer and poses other health hazards. The first Federal regulations requiring the removal of asbestos, however, did not appear until 1986 when Congress passed the Asbestos Hazard Emergency Response Act ("AHERA"). This legislation required all public schools to identify materials containing asbestos and develop management programs. An increase in awareness of asbestos hazards led to an increased demand for abatement. However, since 1990, there has been a trend toward management in place rather than removal where possible. The EPA now recommends abatement only when other options, such as management in place, will not work, or renovation will disturb the material and cause a potential health risk to workers. Although there are currently no laws requiring the removal of asbestos from buildings, there are numerous federal, state and local regulations which govern the removal or disturbance of asbestos through demolition, renovation, remodeling, or repairs.

               The Company's asbestos abatement services include complete removal of asbestos-containing materials as well as encapsulation and enclosure. The Company's workers remove asbestos in accordance with the regulations promulgated by the EPA, the Occupational Safety and Health Administration ("OSHA") and various state and local agencies.

               Before any removal can begin, the work area must be sealed off from other parts of the building as well as from the outdoor environment. Containment of the work area requires the construction of barriers on the walls and floors. These barriers must be made of polyethylene plastic sheeting sealed at the seams or, in some cases, more permanent materials to provide a continuous isolation that will prevent fibers from escaping.
          Once contained the work area can be accessed only through one entrance and an air filtration system is required to further prevent escape of any asbestos fibers. The Company constructs a three-stage worker decontamination chamber which is generally comprised of a clean room where workers prepare for the work, a shower room and a dirty room where contaminated clothing is discarded. Signs and barricades are posted around the work area, positioned so that an individual can take protective steps to avoid exposure.

               The containment areas are equipped to create negative pressure within the work area. Negative air units are used to create this negative pressure, which is required to prevent the exhausting of air from within the containment area except through the negative air units. Negative air units, equipped with a HEPA filter, ensure that air is decontaminated before being exhausted outside the building. Additional pre-filters are used to trap large particles before they reach the HEPA filter. At certain times during the abatement process, air samples are taken to indicate the level of airborne fibers both inside and outside the work area in order to protect the worker and building occupants.

               Prior to removal, workers wet the asbestos containing material and then remove it in small sections before it dries. Gross removal is considered complete only when no visible clumps of asbestos-containing materials remain on the surface. All surfaces are then thoroughly scrubbed. After cleaning, the surface is coated with a penetrating encapsulate that locks all invisible, residual fibers in place. Plastic sheeting on walls and floors is also covered with a mist of sealant.

               Before the isolation barrier is dismantled, a final air sample is taken. When the level of airborne fibers is equal to or below 0.01 fibers per cubic centimeter (f/cc), the isolation barrier can be removed. The surfaces underneath the plastic sheeting are then vacuumed and/or wiped with an amended water.

              Every employee of the Company who deals with asbestos is trained in order to reduce the risk of exposure to himself, co-workers, family members and the environment. Workers are required to wear a suitable respirator, a one-piece disposable suit that contains head and foot covers, and rubber gloves at all times while working in likely contamination areas. Suits and gloves are disposed of and replaced after each exit from the containment work area.

               The Company believes that the asbestos abatement market will continue to offer business opportunities, driven by factors such as the existence of strict regulation, building renovation and demolition, catastrophe repairs and restoration, public awareness and desire for an asbestos free environment, worker demand for protection, and liability concerns of building owners, contractors, realtors, lending institutions and insurance companies.

          Lead Abatement
          --------------

               Lead-based paint is considered the most prevalent source of lead poisoning in the United States, and it poses a risk to residents and construction workers. Lead was added to paint used on the inside and outside of buildings to shorten the drying time and increase the durability of the paint. The EPA began to restrict such use of lead during the 1970s. The largest initial market for lead-based paint abatement is believed to be public housing. Laws concerning the disclosure, identification and abatement of lead-based paint already exist in some states. Federal regulations require the inspection of all Housing and Urban Development ("HUD") housing built prior to 1978 and abatement of any existing hazards. The Company believes that, like asbestos, the lead hazard removal market will be driven by laws and regulations, liability issues and public awareness.

               The Company removes lead removal from various surfaces using various techniques including wet sanding, stripping or component replacement depending upon the requirements of each individual project. Since the acquisition of P.W. Stephens St. Louis, the Company also has available removal by ultra high pressure water blasting. See "Industrial Cleaning". The Company also encapsulates and encloses surfaces coated lead based products.
          As with asbestos removal, dust minimization and control of the environment are required.

               In several states lead removal workers and supervisors are required to complete a training course. The training course provider must be licensed by the appropriate state agencies and the course must meet EPA recommended standards. The Company believes that it has satisfied these training requirements for its workers.

          Soil and Groundwater Remediation and Hazardous Materials Cleanup
          ----------------------------------------------------------------

               P.W. Stephens Contractors, Inc. of P.W. Stephens St. Louis performs soil and groundwater remediation and hazardous materials work. The purpose of soil remediation is to repair or contain environmental damage caused when hazardous materials have been allowed to leak into the soil. When hazardous materials are released into the environment, site remediation may be necessary to eliminate potential health risks and contamination of land, air, or water. Soil and groundwater remediation services offered by the Company include underground storage tank cleaning, removal and installation; soil sampling and analysis; excavation and disposal; soil stabilization; bioventing; bio-remediation; soil vapor extraction/air sparging, groundwater remediation and soil recycling. The Company also offers system installation/operation and site restoration.

               Before a remediation project begins, an environmental assessment is usually conducted to identify the type and extent of contamination. The Company will generally perform this assessment through a joint venture with an independent environmental engineering firm or it may be conducted by the client's environmental consultant. Once this is completed, the Company will then assist in formulating a remediation solution which meets the client s individual needs.

          Underground Storage Tanks

               Growing concern over environmental drainage and associated public health risks has led to the development of regulations governing underground storage tanks. The release of tank contents into the environment can contaminate soil, air and drinking water supplies. Depending upon the product's chemical makeup and the site geology, contaminants can migrate great distances both laterally and vertically from a storage tank. In connection with its storage tank removal services, the Company offers a number of services, including tank and line removal;
          tank decontamination; tank disposal; soil sampling and analysis; bio-remediation; soil excavation, transportation, disposal and recycling; new tank installation; and storage tank closure/abandonment in place.

               Tank removal is generally the most effective method of dealing with the closure of underground storage tanks. The Company will generally isolate the work area, remove and decommission the tanks, treat soil in-situ or excavate all accessible contamination and restore the area for reuse. Special precautions are taken to minimize the release of any contaminated materials into the environment. If contaminated materials need to be hauled for disposal, these materials are transported to an EPA, state, or owner approved disposal site. In certain circumstances, alternative methods of soil remediation such as soil vapor extraction and bio-remediation can achieve the required results at a lower cost. The Company assists in determining and executing projects which provide the client with the various methods of resolving underground storage tank problems.

          PCB Cleanup

               The Company also addresses sites contaminated with PCB's and other associated substances. The Company is capable of handling the various phases of PCB projects, including PCB oil removal, transformer removal, soil removal, concrete cleaning and removal, facility decontamination, contaminant transportation and disposal and site restoration.

               The removal of PCB contaminated soil from commercial and industrial properties may range from the removal of several inches of top soil to gross excavations. In addition, in many instances involving the uncontrolled release of PCB's from transformers or other oil cooled electrical equipment, surrounding concrete surfaces are contaminated. The Company addresses this contamination through the use of special purpose surfactants or, if necessary, the selective removal of affected material. These projects may require special precautions to eliminate the migration of contaminated dust particles depending on whether a dry or wet method is used. In such case, the Company will install containment systems to prevent the migration of materials ranging from the construction of completely encapsulated enclosures to the use of dust suppression agents.

          Industrial Cleaning
          -------------------

               P.W. Stephens St. Louis provides industrial cleaning services primarily using hydroblasting technology generally through its division, RSI Hydro Services. Hydroblasting utilizes high-water pressure ranging from 20,000 pounds per square inch
          (psi) to 40,000 psi, at a very low flow rate, to remove protective coatings and product buildup in industrial and commercial settings. Hydroblasting is applicable for the removal of urethane coatings, fiberglass coatings, rubberized coatings, and lead-base paint from steel and concrete substrates. Industrial cleaning services are also utilized in cleaning barges, railroad cars and conveyor systems in plants. Another hydroblasting ability is the cutting of steel and concrete through the use of entrained abrasive without the risk of sparking.

          Insulation
          ----------

               The Company also provides for industrial and commercial insulation services which include the installation of high and low temperature insulation on pipes, ducts, furnaces, boilers, and various other types of industrial equipment for industrial and commercial facilities, as well as for new construction. Insulation services are provided for maintenance of existing facilities as well as new construction. Depending upon the size of the contract, the Company may perform substantially all of the work required to complete its contracts or subcontract to others.

          RAW MATERIALS

               The Company obtains its raw materials, primary asbestos storage bags, suits and tools used in the abatement process, from multiple sources and believes that they are readily available. Shortages of supplies may occur in responding to catastrophic environmental emergencies, but the Company believes it has supply sources to cover its needs although unforeseen costs and delays could occur.

          MARKETING

               The Company's primary target markets include general and specialty contractors, industrial, commercial and large residential property owners and managers, insurance carriers, environmental consultants, architects, realtors, mortgage lenders, federal, state and local governments and agencies, schools and the military. Prospect lists of customers are compiled from a variety of sources including directories, associations, and the Company's own sales staff. Target mailings are prioritized independently for each division and branch. Telephone follow-up is conducted on a regular basis. Each of the Company's subsidiaries has it own sales staff the specializes in marketing and sales of that subsidiaries services. The sales staff are trained to cross market the other subsidiaries' services. P.W. Stephens has approximately 40 sales person and estimators, P.W. Stephens St. Louis has approximately seven, and Kelar has approximately four.

               An integral part of the marketing strategy is to promote the concept of quality, and to encourage customers and prospects to use quality criteria in judging environmental contractors. The Company's collateral marketing materials contribute to this effort. With each new marketing program, the Company creates targeted literature to reach a specific market.

               During fiscal 1996, the Company s strategies for generating new business continued emphasis on personal selling, trade show participation, association participation, telemarketing, public relations and some non-yellow pages advertising.

               Kelar, in addition to its own marketing and sales staff, uses marketing representatives that specialize in lighting and energy reduction products. Sales leads which are generated by the marketing representative are coordinated with the Kelar home office in order for an appropriate proposal may be prepared and quoted to the customer. The marketing representatives are geographically located through out the United States.

          Customers
          ---------

               The Company provides its services for a varied range of owners and managers of properties. Its customer list includes commercial and industrial facilities operators, hospitals, hotels, retailers, school districts and construction companies. It is involved in the cleanup of properties insured by insurance companies. A portion of its business comes from regional and national real estate and property management firms. It provides services to the United States Navy, the United States Air Force, the United States Corps of Engineers, several states, the government of the United States and municipalities and utilities. Its customers also include various campuses of public and private university systems and school districts in its market areas.

               The Company performs numerous government jobs, however, to date it has not experienced significant renegotiation of profits or termination of contracts with governmental agencies prior to completion.

               The Company grants credit for services performed, generally without collateral, to its customers. Management believes that its contract acceptance, billing and collection policies are adequate to minimize potential credit risk.

               During the fiscal year ended September 30, 1995, P.W. Stephens St. Louis revenues from Bechtel Corp. accounted for $3,476,000 of the Company's consolidated revenues (11.0%). The revenues related to two specific contracts completed during that year. During fiscal 1996, no one customer accounted for more than 10% of the Company s revenues on a consolidated basis.

          COMPETITION

               The Company provides services throughout the Western and Midwestern United States, primarily in California, Hawaii,
          Nevada, Missouri, Illinois, Iowa, Nebraska and Ohio, which are competitive markets. In these markets, many companies compete on the basis of quality, service and price. The Company competes with numerous other environmental firms, a number of which have revenues and capital resources exceeding those of the Company. During the 1997 fiscal year, the Company believes that competitive pressures will continue as the number of contractors seeking to enter the environmental remediation industry continues to increase. The Company believes that its services are competitive because of price, its experience in the industries and its emphasis on quality assurance. Its ability to obtain appropriate bonding and insurance is also an important factor. See "Bonding".

          INSURANCE

               The Company has obtained commercial general liability insurance for its non-hazardous materials remediation operations with an aggregate limit of $5,000,000 and a $5,000,000 per occurrence limit with an additional amount of up to $10,000,000 of coverage available on a job-by-job basis. The Company also has pollution coverage of $2,000,000 aggregate per occurrence. The Company is subject to general risks inherent in the construction industry, and may also be exposed to liability from delays, fires or breaches in the enclosure or "containment" of a work area that results from its acts or the acts of the subcontractors or other contractors on a work site which is covered under the current insuring agreements.

          BONDING

               Commercial and industrial projects involving environmental cleanup or demolition often require contractors to post both performance and payment bonds at the execution of a contract. Performance bonds guarantee that the project will be completed and payment bonds guarantee that vendors will be paid for equipment and other purchases.

               The bonding program in effect at September 30, 1996 did not require the Company to provide collateral for individual projects. On January 19, 1996, the bonding company suspended the Company's bonding until additional information could be presented regarding the Company s financial position. In May 1996, the Company was able to obtain bonding from a new bonding company. However, there can be no assurance that the Company will not lose its bonding in the future.

          GOVERNMENT REGULATION

               The Company's operations are strictly regulated by statutes and regulations administered by several federal, state and local agencies. These statutes and regulations cover all aspects of the environmental health and safety industry and the construction industry in general. The Company's operations and compliance with statutes and regulations are reviewed by various governmental agencies, which from time to time may make requests for information or issue citations for noncompliance.

          Asbestos and Lead
          -----------------

          Federal Regulation

               Asbestos abatement operations are subject to regulation by federal, state, and local governmental authorities, including OSHA, EPA and the United States Department of Transportation ("DOT"). In general, OSHA regulations set the maximum asbestos fiber exposure levels applicable to employees and the EPA regulations provide asbestos fiber emission control standards. The EPA requires use of accredited persons for both inspection and abatement. OSHA has promulgated regulations specifying airborne asbestos fiber exposure standards for workers, engineering and administrative controls, workplace practices, and medical surveillance and worker protection requirements. OSHA's construction standards require companies removing asbestos fibers to conduct air monitoring, to provide decontamination units and to appropriately supervise the operations. Transportation and disposal activities are also regulated. The DOT sets standards for management of the packaging and transportation of asbestos.

               Lead hazard removal is currently regulated at the federal level by OSHA and the EPA. In general, OSHA regulations set the permissible lead exposure level for construction workers and EPA regulates emission of lead into the air and soil. Disposal of lead containing material is regulated under the Resource Conservation Recovery Act (RCRA). The EPA has been mandated by Title X (the Residential Housing Act of 1992) to have contractor training and certification requirements in place during 1994. These interim training guidelines were implemented on November 1, 1994.

               During the year ended September 30, 1996 and 1995, the Company incurred approximately $65,000 and $47,000 respectively of worker training expense.

          State and Local Regulations

               EIF conducts most of its business in California, Hawaii and Missouri, and also operates in Nevada, Ohio, Illinois, Iowa and Nebraska. Each state has its own local laws and regulations to supplement the federal laws. A number of states have promulgated regulations setting forth such requirements as registration or licensing of asbestos abatement contractors, training courses and licensing for workers, notification of intent to undertake abatement projects and requires approvals from certain state agencies. Management believes the Company holds all necessary licenses and permits required by these states for the conduct of its business.

               Currently, some states where the Company conducts its business have enacted lead related regulations applicable to the removal or disturbance of lead. The California counties of San Francisco and Alameda have passed lead-based paint ordinances which regulate removal practices. States and other counties are expected to comply with EPA recommended training requirements. Management does not expect such regulations to have a significant financial impact on the Company.

          Soil and Groundwater Remediation and Hazardous Waste Management
          ---------------------------------------------------------------

               The Company and its customers are subject to extensive and evolving environmental regulations administered by the EPA, OSHA and various other federal, state and local environmental, safety and health agencies relating to its soil and groundwater remediation services as well as its hazardous waste management services. Although the Company's customers remain responsible by law for their environmental problems, the Company must itself comply with the requirements of those laws applicable to its services. Because the field of environmental protection is both relatively new and rapidly developing, the Company cannot predict the extent to which its operations may be affected by future enforcement policies as applied to existing laws or by the enactment of new environmental laws and regulations. Moreover, any predictions regarding possible liability are further complicated by the fact that under current environmental laws the Company could be jointly and severally liable for certain activities of third parties over whom the Company has little or no control. Although management believes that the Company is currently in substantial compliance with all applicable laws and regulations, the Company could be subject to fines, penalties or other liabilities or otherwise adversely affected by existing or subsequently enacted laws or regulations. The principal environmental laws affecting the Company and its customers in these areas are briefly discussed below.

               The Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and the regulations promulgated by the EPA thereunder establish a strict and comprehensive regulatory program governing the handling and treatment of hazardous waste. The EPA has promulgated regulations under RCRA for new and existing treatment, storage and disposal facilities including incinerators, storage and treatments tanks, storage containers, storage and treatment surface impoundment s, waste piles and landfills. RCRA defines solid and hazardous waste, regulates the preparation of wastes for shipment, record keeping and reporting requirements. Specific approved disposal methods are also defined for different waste streams.

               The Safe Drinking Water Act ("SDWA"), was established to protect groundwater and drinking water sources. Two types of drinking water standards were established to limit the amount of contamination that may be in drinking water: primary standards with a maximum contaminant level (MCL) to protect human health, and, secondary standards that involve the color, taste, smell or other physical characteristics of a drinking water source.

               The Clean Water Act (CWA), controls the discharge of toxic materials discharged into surface streams and other navigable waters. The EPA has established effluent standards covering 129 toxic pollutants. Toxic and hazardous waste are generated primarily from industries and farmlands. Industries discharging directly into surface streams and other navigable waters are regulated by a NPDES (National Pollutant Discharge Elimination System) permit. Discharges into municipal sewer plants are required to meet pretreatment requirements.

               The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA", also referred to as the "Superfund Act"). CERCLA governs the clean-up of sites at which hazardous substances are located or at which hazardous substances have been released or are threatened to be released into the environment. CERCLA authorizes the EPA to compel responsible parties to clean up sites and provides for punitive damages for noncompliance. CERCLA imposes joint and several liability for the costs of clean-up and damages to natural resources.

               Health and Safety Regulations. The operation of the Company's environmental activities are subject to the requirements of the OSHA and comparable state laws. Regulations promulgated under OSHA by the Department of Labor require employers of persons in the transportation and environmental industries, including independent contractors, to implement hazard communications, work practices and personnel protection programs in order to protect employees from equipment safety hazards and exposure to hazardous chemicals.

          Other Laws
          ----------

               The Company's activities are subject to various federal environmental protection and similar laws, including, without limitation, the Clean Air Act, the Hazardous Materials Transportation Act and the Toxic Substances Control Act. Many states, also have adopted laws for the protection of the environment which may affect the Company, including laws governing the generation, handling, transportation and disposition of hazardous substances and laws governing the investigation and clean-up of, and liability for, contaminated sites. Some of these state provisions are broader and more stringent than existing federal laws and regulations. The failure of the Company to conform its services to the requirements of any of these other applicable federal or state laws could subject the Company to substantial liabilities which could have a material adverse affect on the Company, its operations and financial condition. The Company cannot predict the extent to which it may be affected by any law or rule that may be enacted or enforced in the future, or any new or different interpretations of existing laws or rules.

          Compliance
          ----------

               The Company believes that it is in substantial compliance with all local, state and federal regulations relating to its operations. To insure such compliance the Company has developed and maintains its own quality control program. As one aspect of this program, the Company's quality control officers inspect projects randomly before, during, and after abatement operations. Categories of inspection include isolation barriers, decontamination units, protective equipment, negative pressure, work practices, general housekeeping, air monitoring, disposal, detail and final clean-up, demobilization and enforcement of state regulations.

          Research and Development
          ------------------------

               Research and development activities for the fiscal years ended September 30, 1996 and 1995 have not been material. The Company estimates that it spent less than $10,000 on research and development expenses and had no customer sponsored research activities during each of these periods.

          EMPLOYEES

               As of December 20, 1996, P.W. Stephens employed approximately 91 managerial and administrative personnel and project supervisors, including sales estimators, project managers, and safety directors (all on a full-time or permanent part time basis). The remainder of the labor force, principally field personnel, varies throughout the year depending upon the amount of business. In fiscal 1996, P.W. Stephens employed between approximately 185 and 315 additional field personnel full-time at any given time, with approximately 253 employed as of December 20, 1996 (all on a full-time basis). None of the administrative force is represented by a labor union under any form of collective bargaining agreement. P.W. Stephens has labor agreements for the field force in Southern and Northern California, as well as Las Vegas, Nevada. QHI/Stephens has a labor agreement in Northern California but not in Southern California. P.W. Stephens Residential laborers are not covered
          by any labor union.   P.W. Stephens believes that its relations
          with its employees are good and has not experienced any work stoppages or slowdowns.

               As of December, 20 1996, P.W. Stephens St. Louis employed 26 managerial and administrative personnel and project supervisors, including sales estimators, project managers, and safety director (all on a full-time basis). The remainder of the labor force, principally field personnel, varies throughout the year depending upon the amount of business. In fiscal 1996, between 25 and 100 additional field personnel were employed full time at any given time, with 56 employed as of December 20, 1996 (all on a full time basis). None of the administrative force is represented by a labor union under any form of collective bargaining agreement. P.W. Stephens St. Louis has labor agreements for the field force in St. Louis, Missouri, Michigan and Ohio which are in force until 1997. The P.W. Stephens St. Louis believes that its relations with its employees are good and has not experienced any work stoppages or slowdowns.

               As of December 20, 1996, Kelar employed 9 managerial and administrative personnel and project supervisors, including sales estimators and project managers (all on a full time basis). The remainder of the labor force, principally field personnel, varies throughout the year depending upon the amount of business. In fiscal 1996, between 4 and 14 additional field personnel were employed full time at any given time, with 7 employed as of December 20, 1996 (all on a full-time basis). No administrative or field personnel are represented by a labor union. Kelar believes that its relations with its employees are good and has not experienced any work stoppages or slowdowns.

          SEASONALITY

               The Company's business is subject to variations in revenues and results of operations for interim periods and from year to year, and increased revenues may not always result in a corresponding increase in results of operations. These conditions are due to a number of characteristics shared by the Company to varying degrees with most other members of the industry, including the following: (1) its business is affected by the scheduling of work at commercial properties and outages at utilities and other industrial facilities; (2) its business is labor intensive; (3) its performance on a given project is often dependent on the performance of other contractors, who are working on the same job, over which the Company has no control; and (4) costs ultimately incurred by the Company on a job may be materially affected by such risks as technical problems, labor shortages and disputes, time extensions, weather, delays caused by external timing of large contracts, especially if all or a substantial part of the performance of such contracts occurs within one or two quarters. Additionally, weather conditions in the Midwest adversely affect P.W. Stephens St. Louis revenues and profit margins during the winter months. Accordingly, quarterly results or other interim results should not be considered indicative of results to be expected for any other quarter or for the full fiscal year.

          ROYALTIES, PATENTS AND TRADEMARKS

               The Company does not have any patents, royalties, trademarks, licenses, franchises or concessions which are material to its business.

          GLOSSARY

          Amended water: Water which has had a detergent compound added for the purpose of lowering surface tension to allow more liquid to come in contact with the surface.

          Air sparging: Forcing air through groundwater to essentially strip volatile hydrocarbons from liquid phase to gaseous phase.

          Bio-remediation: Utilizing aerobic and facultative metabolic pathways that are available through a microbial consortium. Capable of biologically degrading a myriad of organic compounds. (Example - Petroleum)

          Bioventing: Using a vacuum system to ventilate soils in order to augment biodegration of petroleum contaminant in soil.

          Contaminate plume: The zone of contamination as it migrates through soil and/or groundwater.

          DOT:  Refers to the Department of Transportation.

          Dry or wet method: Refers to whether an asbestos containing material is removed wet or dry.

          Dust suppression agents: Example - Water used to reduce airborne migration of dust.

          EPA:  Refers to the Environmental Protection Agency.

          Groundwater remediation: Refers to numerous technologies used to decontaminate groundwater.

          HEPA Filter:  High Efficient Particulate Air filter.

          In-Situ: Indicates that a particular method of remediation is conducted on site without removing soil or groundwater for treatment.

          Manifesting: The act of documenting pathways of waste transportation.

          OSHA:  Refers to the Occupational Safety and Health
          Administration.

          PCB:  Polychloronated biphenyls.

          RCRA: Refers to the Resource Conservation and Recovery Act of 1976, as amended.

          Soil excavation:  Removing soil with heavy equipment.

          Soil sampling and analysis: Collecting small quantities of soil for laboratory analysis to verify the presence/quantity or absence of a particular chemical constituent.

          Soil stabilization: Amending soil with a fixative that binds a contaminant minimizing the leachability of a constituent.

          Soil vapor extraction: Removing volatile organic constituents from soil by vacuum and vertical or horizontal well systems.

          Substrates: A general term denoting what a chemical, i.e. asbestos, coal tar, etc., is attached to.

          Surfactants: Chemicals which reduce the surface tension of water enabling it to saturate materials more easily.

          Tank decontamination: Removing residual tank contents through mechanical chemical or hydro-mechanical methods.

          ITEM 2. DESCRIPTION OF PROPERTY

          P.W. Stephens
          -------------

               P.W. Stephens leases its headquarters, administrative offices and warehouse space at 475 N. Muller Street, Anaheim, CA 92801. The leased property consists of approximately 15,000 square feet at a monthly rent of $8,500 expiring on July 31, 2002. The space is being used approximately 8,000 square feet for office space and approximately 7,000 square feet for warehouse space.

               Branch offices of P.W. Stephens are identified by location below. All branches have their own field offices for efficient mobilization. All properties are leased office space at market rates for that locale. The current offices, which range from approximately 1,500 square feet to approximately 2,500 square feet, used primarily for administration and clerical office space, are considered by the management to be suitable and adequate for their current needs.

          SOUTHERN CALIFORNIA:              ORANGE COUNTY:
          475 N. Muller Street              15201 Pipeline, Unit B
          Anaheim, CA 92801                 Huntington Beach, CA 92649
          (included           in
          description above)

          SAN FRANCISCO/                    SAN DIEGO:
          Oakland Bay Area:                 8130 Commercial St.
          14676 Doolittle Drive             La Mesa, CA 91942
          San Leandro, CA 94577

          SACRAMENTO:                       LAS VEGAS:
          5802 Robertson Ave.               4215 Bertos
          Carmichael, CA 95608              Las Vegas, NV 89103

          HONOLULU/HAWAII:
          2959 Koapaka Street
          Honolulu, Hawaii 96819


               During fiscal 1996, P.W. Stephens closed its Ventura/Simi Valley California branch at 2320 Shasta Way, Simi Valley, California. P.W. Stephens will be required to pay the monthly rent of $3,040 through March of 1997, when the lease expires.

               EIF Holdings, Inc. uses P.W. Stephens' office space in Anaheim, California.

          P.W. Stephens St. Louis
          -----------------------

               During 1996, P.W. Stephens St. Louis moved its headquarters and administrative offices to 1525 S. 8th Street, in St. Louis, Missouri. The leased property consists of approximately 7,000 square feet at a monthly rent of $2,950 expiring on April 30, 1999. The facilities are considered by management to be suitable and adequate for their current needs.

               P.W. Stephens St. Louis terminated its lease of office and warehouse space at 11401 Moog Drive, St. Louis, Missouri in June 1996. The leased property consisted of approximately 17,600 square feet at a monthly rent of $6,700 plus maintenance costs and increases in real estate taxes.

               There is also an office at 3660 Dixie Highway, Cincinnati, Ohio which is provided without charge to support a multi-year FUSRAP contract which is administered by the Department of Energy. The facilities are considered by management to be suitable and adequate for their current needs.

          Kelar
          -----

               Kelar leases its administrative, manufacturing and warehouse facilities at 404-C Umbarger Road, San Jose, California. The leased property consists of approximately 3,600 square feet at a monthly rent of $2,700 plus maintenance and real property taxes. This facility is leased from Kelly McMahon and Larry Thomas, the President and Vice President respectively, of Kelar and former shareholders of Kelar. See Item 12. "Certain Relationships and Related Transactions". The initial period of the lease expires on December 1, 1999 with one five-year renewal option at a monthly rental equal to the base rent adjusted for any increases in the landlord's monthly mortgage payment. This facility is considered by management to be suitable and adequate for Kelar's current business needs.

          ITEM 3.  LEGAL PROCEEDINGS

               On October 31, 1996, a supplier of P.W. Stephens filed a lawsuit in Los Angeles County Superior Court naming both the Company and P.W. Stephens as defendants. The complaint seeks damages for unpaid invoices in the amount of $706,000, plus interest charges and legal costs. The Company has responded to the lawsuit and settlement discussions are ongoing.

               In June 1996, pursuant to a settlement agreement of April 1996 between the Company and other defendants with Kelly McMahon, President of Kelar, and Larry Thomas, Vice President of Kelar, the lawsuit filed in United States District Court for the Northern District of California in December 1995 was settled.
          The complaint had alleged misrepresentation, fraud, breach of contract resulting from the transaction whereby the Company had acquired all the outstanding stock of Kelar from Mr. McMahon and Mr. Thomas pursuant to a stock sale agreement in December of 1994, ("Stock Agreement"). The essential terms of the settlement agreement called for (i) American Eco to deliver 25,000 shares of its common stock to each of Mr. McMahon and Mr. Thomas in exchange for 200,000 shares of the Company s Common Stock acquired by them pursuant to the Stock Agreement, (ii) the Company to deliver 339,147 shares of Common Stock to each of Mr. McMahon and Mr. Thomas in exchange for the relinquishment of their earn out provision of the Stock Agreement, and (iii) the Company to provide three year stock options for the purchase of approximately 60,000 shares each.

               In June 1996, the lawsuit filed by Alan Stone against the Company and other defendants was settled. The settlement was paid by the other defendants and no amount was paid by the Company.

               On July 1, 1996, Richard B. Austin filed suit in Los Angeles County Superior Court against the Company, American Eco, Julbin, P.W. Stephens, QHI\Stephens Contractors, Inc. and Michael McGinnis, seeking unspecified damages and specific performance. Mr. Austin s claims arose out of series of transactions pursuant to which Mr. Austin had sold his controlling interest in the Company to Julbin. The defendants answered the complaint denying the allegations therein and filed a cross complaint against Mr. Austin, and others for fraudulent misrepresentation and similar claims alleging that Mr. Austin had induced American Eco to invest in the Company by making material misrepresentations to American Eco and its representatives about the financial and operating condition of the Company and P.W. Stephens. On November 8 , 1996, the Company, P.W. Stephens, American Eco, and other named defendant entered into a settlement agreement with Mr. Austin and the other cross-defendants. The essential terms of the agreement called for the resignation of Mr. Austin from all positions with the Company or its subsidiaries and termination of his employment agreement and all options to purchase shares of Common Stock effective July 16, 1996, payment of $35,000 to Mr. Austin for costs and delivery of 300,000 shares of American Eco common stock in exchange for mutual general release by all parties. No payments were made by the Company or P.W. Stephens as part of the settlement.

               The Company is engaged in various other legal proceedings incidental to its normal business activities, including collection of the Company s subsidiaries receivables and workers compensations claims. Additionally, the Company is subject to other legal claims and liabilities, including labor union matters, which arise in the ordinary course of its business.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matters were submitted to a vote of security holders during the last fiscal quarter.

                                       PART II

          ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               The Common Stock of the Company is traded in the over-the-counter market and has had limited trading activity. Quotations are published in the National Quotation Bureau "Pink Sheets" and the NASDAQ OTC Bulletin Board. The following table sets forth for the periods indicated the range of high and low representative bid quotations for the Company's Common Stock which were obtained from the National Quotation Bureau, Inc. and are between broker-dealers, do not include retail mark-up, mark-downs, or other fees or commission, and may not necessarily represent actual transactions.


                                                 Common Stock

          Fiscal Year ended September 30, 1995:   High/Bid    Low/Bid
						 ---------   ---------
               Quarter ended December 31, 1994   1 3/16       1/4
               Quarter ended March 31, 1995       15/16       3/32
               Quarter ended June 30, 1995        13/32       3/32
               Quarter ended September 30, 1995   1/4        3/32


          Fiscal Year ended September 30, 1996:
               Quarter ended December 31, 1995    5/32        1/32
               Quarter ended March 31, 1996       15/16      11/16
               Quarter ended June 30, 1996         5/8        1/2
               Quarter ended September 30, 1996    1/2        1/2



          Stockholders and Dividends
          --------------------------

               As of January 24, 1997, the Company had 224 record holders of its Common Stock, as reflected on the books of the Company's transfer agent. Significant number of shares are held in street name and as such the Company believes the actual number of beneficial owners is higher.

               The Company has not paid any dividends on its Common Stock to date. Any payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and capital requirements.


          ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Results of Operations
          ---------------------

          Year ended September 30 1996  vs. Year ended September 30, 1995
          ---------------------------------------------------------------

          Overall results of operations:

               For the year ended September 30, 1996, the Company reported a net loss of $5,210,000 on revenues of $27,538,000 compared to a net loss of $3,037,000 on revenues of $31,692,000 for the year ended September 30, 1995. The decline in profitability was due to several factors. First, P.W. Stephens incurred losses on two large asbestos abatement projects and had significantly lower gross profit margins than had been expected. Second, there were no meaningful reductions in selling, general and administrative expenses during the year. Lastly, the Company incurred substantial legal and administrative expenses associated with the removal of an officer/director.

          Revenues:

               P.W. Stephens had revenues of $20,525,000 during the year ended September 30, 1996, compared to $22,960,000 for the year ended September 30, 1995, or a 11% decrease in revenues. Part of the revenue reduction can be attributable to reduced residential work associated with earthquake damages which occurred in 1994.

               For the year ended September 30, 1996, P.W. Stephens St. Louis reported revenues of $6,038,000, compared to $7,715,000 for the year ended September 30, 1995, or a 22% decrease in revenues. Part of this decrease is attributed to a nonrecurring job performed in 1995 for a specific customer which accounted for 45% of its revenue in 1995 and which customer accounted for less than 10% of its revenues in 1996.

               Effective January 1, 1995, the Company acquired Kelar. For the year ended September 30, 1996, Kelar reported revenues of $659,000 compared to $l,017,000 for the nine months ended September 30, 1995. Much of Kelar's revenues come from a few large projects that, depending on timing, can cause annual revenue, to fluctuate.

          Gross profit:

               During the year ended September 30, 1996, P.W. Stephens achieved a gross profit margin of 24.8% compared to 32.8% during the year ended September 30, 1995. Profit margins during 1996 were negatively impacted as two projects experienced losses of approximately $500,000, in the aggregate. Management has obtained additional revenues from these jobs through change orders; however, the ultimate outcome of such change orders and impact on the jobs ultimate gross profit cannot be determined at this time. If P.W. Stephens is successful in obtaining supplemental billings, such billings will be included in future periods when, and if, collected.

               P.W. Stephens St. Louis achieved a gross profit margin of 23.7% during the year ended September 30, 1996 compared to 20.6% during the year ended September 30, 1995. During 1995, gross profit margins were hurt as one job which represented approximately $360,000 in revenues, achieved a gross profit margin of 2%. Due to the competitive market in the P.W. Stephens St. Louis area, the gross profit margins are generally lower than those achieved by P.W. Stephens.

               Kelar achieved a gross profit margin for the year ended September 30, 1996 of 42.5% compared to 37.3% for the nine months ended September 30, 1995. Prior to being acquired by EIF, Kelar completed a project for a Northern California school district. Pursuant to the terms of the contract, Kelar is entitled to a percentage of energy savings generated by the project. Kelar recognized $305,000 and $151,000 of income related to these energy savings for the year ended September 30, 1996 and the nine months ended September 30, 1995, respectively. Since all of the costs of this project were completed prior to EIF's acquisition of Kelar, there were no expenses associated with this revenue. The total amount of future energy savings to be shared by Kelar cannot be determined. However, the agreement with the school district caps Kelar's share of future energy savings at $970,000 of which $456,000 has been received. Without this revenue, Kelar's gross profit would have been a negative 7.0% and 22.5% for the year ended September 30, 1996 and the nine months ended September 30, 1995, respectively.

          Selling, general and administrative expenses:

               P.W. Stephens' expenses in this category were $7,472,000 and $8,090,000 for the years ended September 30, 1996 and 1995, respectively. This reduction in expenses is a result of the reduction in staff, specifically salespersons and estimators. This planned reduction had commenced in 1995, following the slow down in revenue associated with the 1994 Los Angeles/Northridge earthquake. These reductions were completed in 1996. P.W. Stephens added some estimators in fiscal

	  1996 when it took over certain project from a bankrupt competitor in May of 1996. During fiscal 1996, P.W. Stephens reduced expenses by closing its residential branch in Simi Valley, California branch.

               P.W. Stephens St. Louis selling, general and administrative expenses were $2,058,000 and $l,814,000 for the years ended September 30, 1996 and 1995, respectively. P.W. Stephens St. Louis continues to take steps to reduce overhead. These cost reductions include the consolidation of administrative offices and the elimination of certain administrative staff. Because of the cost of terminating the lease the cost savings effects of closing of the Moog Street offices and warehouse will not included until fiscal 1997.

               Kelar's general and administrative expenses were $809,000 and $429,000 for the years ended September 30, 1996 and for the nine months ended September 30, 1995, respectively. This increase was mainly due to Kelar s expanded marketing effort. Kelar does not expect to make any reductions in its overhead as it is attempting to build its customer and revenue base.

               EIF administrative expenses for the year ended September 30, 1996, increased 36 % to $1,260,000 from $927,000 for the year ended September 30, 1995. The increase in EIF s administrative expenses are associated with dispute and litigation associated with a former officer and director, Richard Austin. This included additional legal expense of approximately $200,000 and other administrative expense relating to change in management.

          Other income and expenses:

               For the year ended September 30, 1996, the net of other income and expenses for the Company equaled income of $67,000, mostly associated with a gain on sale of equipment and
          miscellaneous income.   For the year ended September 30, 1995 the
          net was other expense of $1,189,000. For the year ended September 30, 1995, this category primarily includes expenses associated with the resignation of the former officer/director, Grant Kindani. Expenses associated with the former officer/director and his removal include the write-off of a note receivable in the amount of $105,000; legal fees of approximately $108,000; and unreimbursed payments on a note assumed by the former officer/director of approximately $49,000. The Company does not expect to incur any significant additional expenses related to this matter. As a result of the losses incurred by P.W. Stephens St. Louis during 1995, the Company concluded that the goodwill recorded at acquisition was impaired. Accordingly, the Company recognized $745,000 of expenses related to the impairment of goodwill, in 1995.

          Interest expense:

               For the year ended September 30, 1996, the Company incurred interest expense of $477,000 compared to $384,000 for the year ended September 30, 1995. The Company incurred substantial borrowings under its line of credit with one of its shareholder to fund current period losses. See Item 12. "Certain Relationships and Related Transactions". Additionally, interest expense for 1996 includes interest incurred on P.W. Stephens St. Louis line of credit and notes payable.

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

               During fiscal 1996, due to the continuation of losses and dispute with prior officers and directors of the Company, P.W. Stephens St. Louis lines of credit which matured on February 16, 1996, was not renewed with its bank. At approximately the same time, P.W. Stephens bank line of credit was terminated. The Company was able to secure a line of credit from American Eco with a maximum borrowing amount of $5,250,000, which has been the main source of capital. This line of credit has been drawn upon to fund the Company s losses and principal reduction of other bank lines of credit.

               During fiscal 1996, the Company paid approximately
          $2,300,000 in principal reductions on P.W. Stephens and P.W. Stephens St. Louis lines of credit. This has been funded mainly by the shareholder line of credit. At September 30, 1996, the Company had entered into a factoring agreement with a finance company. This has been set up for the P.W. Stephens St. Louis receivables. The agreement allows for the advancing of 65% of the face amount of the receivables up to a total of $600,000. As of September 30, 1996, approximately $200,000 of receivables had been factored. The factoring agreement requires the repurchase of the receivables by the Company should payment not be received after 90 days from the invoice date. The annualized interest rate is approximately 28%.

               The Company is currently exploring replacement lines of credits for the bank lines of credit that have been terminated. As of December 30, 1996, the Company had been unable to obtain a commitment for such a line of credit. The Company anticipates that if it is able to obtain a line of credit, that it will be secured by its receivables and possibly guaranteed by a shareholder. The Company has entered into an factoring agreement as of March 15, 1997, for P.W. Stephens, similar to the one for P.W. Stephens St. Louis. The agreement allows for the advancing of 65% of the face amount of the receivable up to a total of $1,200,000.

               The Company is currently negotiating with American Eco to convert all or part of its line of credit to equity. There can be no assurance this can be accomplished. In addition to American Eco agreeing to convert the outstanding debt into equity, the price and other terms would have to be agreed upon. This would also require the shareholders to approve an increase in the authorized number of shares for the Company at the next shareholders meeting.

          ITEM 7. FINANCIAL STATEMENTS






                                  EIF HOLDINGS, INC.

                          CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1996 AND 1995

                  [letterhead of Karlins, Fuller Arnold & Klodosky]


          To the Stockholders and Directors of
          EIF HOLDINGS, INC.


                             Independent Auditor's Report
                             ----------------------------

          We have audited the accompanying consolidated balance sheet of EIF HOLDINGS, INC. as of September 30, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

          We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EIF HOLDINGS, INC. at September 30, 1996 and 1995, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


          /s/ Karlins, Fuller, Arnold & Klodosky, P.C.
          --------------------------------------------
          (Successors to the practice of Karlins, Patrick & Co., P.C. who audited the financial statements for the year ended
          September 30, 1995)


          Houston, Texas
          January 6, 1997

                                  EIF HOLDINGS, INC.
                              CONSOLIDATED BALANCE SHEET
                             SEPTEMBER 30, 1996 AND 1995


                                           Notes         1996           1995
                                                         ----           ----
                                        ASSETS
                                        ------
        CURRENT ASSETS
             Cash                                  $  178,231    $    70,775
             Contract receivables             2     7,299,059      5,579,506
           Costs and estimated                3       326,343        349,512
           earnings in excess  of
           billings on jobs in
           progress
             Inventory                                478,370        529,954
             Refundable income taxes                   --            265,916
             Prepaid expenses  and                    85,816        701,485
             other current assets                  ----------    -----------
        TOTAL CURRENT ASSETS                        8,367,819      7,497,148
                                                   ----------    -----------

        MACHINERY AND EQUIPMENT, net          4     1,275,087      1,679,957
                                                   ----------    -----------

        OTHER ASSETS
           Goodwill,  net of                          881,680        933,493
           accumulated
             amortization of  $413,921
             and $847,516
           Other assets                                50,917         34,693
                                                   ----------    -----------
                                                      932,597        968,186
                                                   ----------    -----------

           TOTAL ASSETS                           $10,575,503    $10,145,291
                                                  -----------    -----------


	The accompanying notes are an integral part of these financial statements.

                                  EIF HOLDINGS, INC.
                              CONSOLIDATED BALANCE SHEET
                             SEPTEMBER 30, 1996 AND 1995


                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                    ----------------------------------------------

        CURRENT LIABILITIES
          Accounts payable and accrued
            liabilities                              $ 6,428,112  $ 4,046,137
          Notes payable                         6      1,825,538    1,710,504
          Billings in excess of costs
            and estimated earnings on jobs in
            progress                            3        737,476      516,871
          Cash overdraft                                       -      478,696
          Current portion of long-term debt     7         31,213       56,679
          Current portion of obligations
            under capital leases                8        144,311      162,634
                                                       4,908,317            -
          Note payable due to shareholder       11   -----------  -----------

        TOTAL CURRENT LIABILITIES                      14,074,967    6,971,521
                                                     -----------  -----------

        LONG-TERM LIABILITIES
          Long-term debt                        7         22,929    2,424,126
          Obligations under capital leases      8         50,953      113,270
							---------- ----------
                                                          73,882    2,537,396
                                                     -----------  -----------
        TOTAL LIABILITIES                             14,148,849    9,508,917
                                                     -----------  -----------
        COMMITMENTS                             10

        STOCKHOLDERS' EQUITY (DEFICIT)
          Common stock, no par value,
            25,000,000   shares   authorized,
            24,618,201 and 14,618,201  issued
            and outstanding  at September 30,
            1996 and 1995, respectively                3,019,246    2,019,246

          Additional paid-in capital                     804,696      804,696
                                                     (7,397,288)  (2,187,568)
          Retained (deficit)                         -----------  -----------
                                                     (3,573,346)    636,374
                                                     -----------  -----------
        TOTAL LIABILITIES AND STOCKHOLDERS'          $10,575,503  $10,145,291
          EQUITY (DEFICIT)                           ===========  ===========

	The accompanying notes are an integral part of these financial statements.

                                  EIF HOLDINGS, INC.
                        CONSOLIDATED STATEMENT OF  OPERATIONS
                   FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995


                                         NOTES        1996          1995
                                                    --------        -----

        Revenue                            1       $27,537,589   $ 31,692,328

        Cost of revenue                             20,785,194     22,183,759
                                                   -----------   ------------

        Gross Profit                                 6,752,395      9,508,569

        Selling,      general      and              11,551,845     11,310,269
        administrative expenses                    -----------   ------------

        (Loss) from operations                     (4,799,450)    (1,801,700)
                                                   -----------   ------------

        Other income(expense)
          Interest expense                           (477,320)      (384,114)
          Other income(expense), net       15           67,017    (1,188,718)
                                                   -----------   ------------
                                                     (410,303)    (1,572,832)

        (Loss) before provision                    (5,209,720)    (3,374,532)
          (benefit) for income taxes               -----------   ------------

        Provision (benefit) for            14              -0-      (287,200)
          income taxes                             -----------   ------------

        Net (loss)                                $(5,209,720)   $(3,087,332)
                                                  ============   ============


        (Loss) per common share:
          Net (loss)                                    $(.25)         $(.21)
                                                  ============   ============

        Weighted average number of
          shares  used  in   computing              20,692,130   $ 14,938,654
          (loss) per common share                 ============   ============




                    The accompanying notes are an integral part of
                              these financial statements

                                  EIF HOLDINGS, INC.
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995


                                   Common Stock
                                   ------------

                                  Shares      Dollar        Additional
                                outstanding    amount    paid-in capital
                                -----------    ------    ---------------
          Balances,             $14,947,890  $2,157,065         $804,696
          September 30, 1994

          Common stock issued       200,000      71,200                -
          in acquisition of
          Kelar Controls, Inc.

          Shares returned by
          major stockholder       (630,139)   (220,035)                -

          Shares   issued   for     100,450      11,016                -
          services

          Net loss                                    -                -
                                 ----------  ----------       ----------

          Balances,              14,618,201   2,019,246          804,696
          September 30, 1995

          Issuance  of   common  10,000,000   1,000,000                -
          stock

          Net loss                                    -                -
                                 ----------  ----------       ----------

          Balance     September  24,618,201  $3,019,246         $804,696
          30, 1996               ==========  ==========       ==========




                                  Retained
                                  earnings
                                  (deficit)       Total
                                  ---------    ----------
          Balances,                  $899,764    $3,861,525
          September 30, 1994

          Common stock issued               -        71,200
          in acquisition of
          Kelar Controls, Inc.

          Shares returned by
          major stockholder                 -     (220,035)

          Shares   issued   for             -        11,016
          services

          Net loss                (3,087,332)   (3,087,332)
                                 ------------  ------------

          Balances,               (2,187,568)       636,374
          September 30, 1995

          Issuance  of   common             -     1,000,000
          stock

          Net loss                (5,209,720)   (5,209,720)
                                 ------------  ------------

          Balance                $(7,397,288)  $(3,573,346)
          September 30, 1996     ============  ============


                    The accompanying notes are an integral part of
                              these financial statements

					-24

                                  EIF HOLDINGS, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995

                                                    1996             1995
                                                    ----             ----
         CASH FLOWS FROM OPERATING
         ACTIVITIES:
          Net (loss)                            $(5,209,720)   $(3,087,332)

          Adjustments to reconcile net
           (loss) to net cash (used in)
           operating activities:
             Depreciation and amortization           584,016           684,686
             Impairment of goodwill                       --           744,751
             Allowance for doubtful accounts         637,064                --
             Change in deferred income taxes              --         (204,000)
             Loss on disposal of machinery            46,332            68,347
              and equipment
             Loss on sale of marketable                   --           138,875
              securities
             Common stock issued for                      --            11,016
              services rendered
             Change in contract receivables      (2,356,616)         1,201,342
             Change in other receivables                  --           808,504
             Change in costs and estimated
              earnings in excess of                   23,169           103,837
              billings on jobs in progress
             Change in inventory                      51,584           191,404
             Change in refundable income             265,916         (234,608)
              taxes
             Change in prepaid expenses and          615,669         (338,477)
              other current assets
             Change in other assets                 (16,225)           304,100
             Change in accounts payable and        2,381,974         (832,075)
              accrued liabilities
             Change in billings in excess of         220,605           195,991
              costs and estimated earnings
              on jobs in progress
             Proceeds from sale of                        --            35,340
              marketable securities              -----------       -----------

              Net cash (used in) operating       (2,756,232)         (208,299)
              activities                         -----------       -----------

         CASH FLOWS FROM INVESTING
         ACTIVITIES:
          Proceeds from sale of machinery            184,799            69,992
          and equipment
          Capital expenditures                     (358,464)         (347,304)
          Payment for Kelar Controls, net                  -           (7,913)
          of cash acquired                       -----------       -----------
              Net cash (used in) investing         (173,665)         (285,225)
              activities                         -----------       -----------

         CASH FLOWS FROM FINANCING
         ACTIVITIES:
          Change in cash overdraft                 (478,696)           (8,826)
          Net proceeds from notes payable            115,034           854,400
          Principal payments on notes               (43,788)          (62,789)
          payable
          Principal payments on long-term        (2,463,514)         (246,823)
          debt
          Proceeds from shareholder line of        4,908,317                --
          credit
          Issuance of common stock                 1,000,000                --
                                                 -----------       -----------
              Net cash provided by                 3,037,353           535,962
              financing activities               -----------       -----------

         NET INCREASE IN CASH                        107,456            42,438

         CASH AT BEGINNING OF PERIOD                  70,775            28,337
                                                 -----------       -----------

         CASH AT END OF PERIOD                      $178,231           $70,775
                                                 ===========       ===========

		The accompanying notes are an integral part of
                         these financial statements.

			      EIF HOLDINGS, INC
			NOTES TO CONSOLIDATED STATEMENTS
			    SEPTEMBER 30, 1996 AND 1995

          NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          --------------------------------------------------

          Line of Business - The Company is engaged in the business of
          ----------------
          asbestos abatement, lead abatement, soil remediation and hazardous waste abatement from commercial, industrial, and residential buildings. Work is performed under time and materials, and fixed-price contracts. The Company grants credit, generally without collateral, to its customers, who are located primarily in the West Coast, Midwest and Hawaii. Management believes that its contract acceptance, billing and collection policies are adequate to minimize potential credit risk.

          Principles of Consolidation - EIF Holdings, Inc. was incorporated
          ---------------------------
          on July 25, 1989 and is the holding company for P.W. Stephens Contractors, Inc., P.W. Stephens Residential, Inc., QHI\Stephens, Inc. P.W. Stephens Services, Inc., (formerly VonGuard Holdings, Inc. and subsidiaries), Kelar Controls, Inc., NY Star Financial, Inc., and Richards Enterprises . All significant intercompany balances and transactions have been eliminated.

          Revenue Recognition The Company recognizes revenues and profits
          -------------------
          on contracts using the percentage-of-completion method. Under the percentage-of-completion method, contract revenues are accrued based upon the percentage that accrued costs to date bear to total estimated costs. As contracts can extend over more than one accounting period, revisions in estimated total costs and profits during the course of work are reflected during the period in which the facts requiring the revisions become known. Losses on contracts are charged to income in the period in which such losses are first determined.

          The percentage-of-completion method of accounting can result in the recognition of either costs and estimated profits in excess of billings or billings in excess of costs and estimated profits on uncompleted contracts, which are classified as current assets and liabilities, respectively, in the accompanying consolidated balance sheet. The current asset account represents costs incurred and profits earned that have not been billed to the customer on uncompleted construction contracts. The current liability account represents deferred income on uncompleted construction contracts. Generally accepted accounting principles for percentage-of-completion accounting require the classifications as current assets and liabilities.

          Machinery and Equipment - Machinery and equipment are stated at
          -----------------------
          cost. Depreciation of machinery and equipment is provided over the estimated useful lives of the respective assets using the straight-line method, generally from three to five years. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to earnings as incurred.

          When machinery and equipment are retired or otherwise disposed of, the cost thereof and the applicable accumulated depreciation are removed from the respective accounts and the resulting gain or loss is reflected in earnings.

          Inventory - Inventory is stated at the lower of cost, determined
          ---------
          using the first-in, first-out method, or market.

          Uses of Estimates - The preparation of financial statements in
          -----------------
          conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

			         EIF HOLDINGS, INC
   			  NOTES TO CONSOLIDATED STATEMENTS
		 	      SEPTEMBER 30, 1996 AND 1995


          Income Taxes - The Company utilizes SFAS No. 109, Accounting for
          ------------
          Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax bases of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

          Income tax expense includes federal and state taxes currently payable and the change in deferred taxes arising from temporary differences between income for financial reporting and income tax purposes.

          Net Income (Loss) Per Share Net income (loss) per share amounts are based on the weighted average number of shares outstanding each period. The shares to be issued upon exercise of outstanding stock options and warrants are not included as common stock equivalents as they are antidilutive.

          Major customers - During the year ended September 30, 1996 ,no
          ---------------
          customer accounted for more than 10% of revenue. During the year ended September 30, 1995, one customer accounted for approximately 11% of revenue.

          Surety bonds - The Company, as a condition for entering into
          ------------
          construction contracts has purchased surety bonds totaling approximately $42,000. The bonds are collateralized by contract receivables.

          Amortization - The cost in excess of net assets of businesses
          ------------
          acquired ("goodwill") at their respective acquisition dates are amortized on a straight-line basis over 20 years. On an annual basis, the Company assesses the carrying value of goodwill in order to determine whether an impairment has occurred, taking into account both historical and forecasted results of operations.


          NOTE 2  CONTRACT RECEIVABLES

          Contract receivables consist of the following:

                                                  1996           1995
                                                  ----           ----
           Billed completed contracts           $4,861,695     $4,067,125
           Billed contracts in progress          3,022,206      1,323,274
           Unbilled retention                      202,481        339,107
                                                ----------     ----------
                                                 8,086,382      5,729,506
           Less   allowance   for  doubtful       (787,323)      (150,000)
           accounts                             ----------     ----------
                                                $7,299,059     $5,579,506
                                                ==========     ==========

			         EIF HOLDINGS, INC
   			  NOTES TO CONSOLIDATED STATEMENTS
		 	      SEPTEMBER 30, 1996 AND 1995


          NOTE 3    COSTS AND ESTIMATED EARNINGS ON JOBS IN PROGRESS

          Costs and estimated earnings on uncompleted contracts consist of the following:

                                                   1996           1995
                                                  -----          -----
           Costs   incurred   on    jobs   in    $6,841,353     6,958,726
           progress
           Estimated earnings                       514,020     1,722,667
                                                 ----------     ---------
                                                  7,355,373     8,681,393
           Less billings to date                  7,766,506     8,848,752
                                                 ----------     ---------
                                                  $(411,133)    $(167,359)
                                                 ==========     =========

          The amounts above are included in the accompanying balance sheet under the following captions:

          Costs and estimated earnings in
               excess of billings on jobs in     $326,343      $349,512
               progress

          Billings in excess of costs and
               estimated earnings on jobs in    (737,476)     (516,871)
               progress
                                               $(411,133)    $(167,359)

          NOTE 4  MACHINERY AND EQUIPMENT

          Machinery and equipment consisted of the following:

                                                  1996           1995
                                                  ----           ----

           Equipment                             $2,283,788     $2,134,365
           Leasehold improvements                   647,696        700,607
           Furniture, fixtures and
              office equipment                      888,228        865,658
           Vehicles                                 238,477        251,102
           Vehicles and equipment                 1,260,447      1,337,475
              under capitalized leases           ----------     ----------
                                                  5,318,636      5,289,207
           Accumulated depreciation
              (including $1,076,435 and
              $1,003,161, at September
              30, 1996 and 1995,
              respectively, attributable to       4,043,549      3,609,250
              capitalized leases)                ----------     ----------
                                                 $1,275,087     $1,679,957
                                                 ==========     ==========

          Fully depreciated assets still in service amounted to $2,655,341 at September 30, 1996 and $2,585,205 at September 30, 1995.

			         EIF HOLDINGS, INC
   			  NOTES TO CONSOLIDATED STATEMENTS
		 	      SEPTEMBER 30, 1996 AND 1995



          NOTE 5  ACQUISITIONS

          Kelar Controls, Inc. - On December 30, 1994, the Company
          --------------------
          purchased all of the outstanding common stock of Kelar Controls, Inc. (Kelar). Kelar is primarily engaged in the energy conservation and lighting business. The purchase price was $373,000, consisting of direct acquisition costs of $25,000, 200,000 shares of the Company's common stock valued at $71,200, and the assumption of $276,800 of Kelar s liabilities. The excess of the total purchase price over the fair value of net assets acquired ("Goodwill"), in the amount of $94,401, is being
          amortized on the straight-line basis over twenty years.   The
          operations of Kelar are included in the accompanying financial statements from January 1, 1995. Kelar's acquisition would not have a material impact on a pro forma basis, and thus those pro forma results are not included.


          VonGuard Holdings, Inc. - On August 1, 1994 the Company purchased
          -----------------------
          all of the common stock of VonGuard Holdings, Inc. and subsidiaries. The excess of the total acquisition cost over the fair value of net assets acquired ("Goodwill") in the amount of $1,686,609. During the fourth quarter of the fiscal year ended September 30, 1995, management determined that the net carrying value of the goodwill was in excess of its estimated realizable value and reduced goodwill by $744,751. The remain balance of $941,858 is being amortized on the straight line basis over twenty years.


          NOTE 6  NOTES PAYABLE

          Notes payable consists of the following:
                                                    1996          1995
                                                    ----          -----
             Bank line of credit secured by
             certain contracts, receivables,
             inventory and equipment.  The note
             matured on February 10, 1996 and
             was in default as of September 30,
             1996.  Interest is payable at the
             rate of prime plus .75%.  The note
             is guaranteed by a major
             shareholder.                            $130,162    $1,496,400

             Notes payable, secured by certain
             contracts receivable pledged as
             collateral.  The company may
             borrow up to 65% of the contract
             receivable.  The Note must be
             repaid to the extent the contract
             receivable is collected or is no
             longer eligible.  The annual
             interest rate is 55.5%. The note
             is guaranteed by a major
             shareholder.                             130,000             -


             Note payable, bank, payable on
             April 2, 1997.  Interest payable
             monthly at prime plus 2%.  The
             Company may borrow up to 70% of
             its legible contracts receivables
             with a maximum availability of
             $1,200,000 at September 30, 1996.
             Maximum available decreases by
             $200,000 each month until the line
             of credit is paid off.   Secured
             by  accounts  receivables,
             inventory and guarantee of major
             shareholder.                           1,200,000    See Note 7

			         EIF HOLDINGS, INC
   			  NOTES TO CONSOLIDATED STATEMENTS
		 	      SEPTEMBER 30, 1996 AND 1995

             Notes payable, due to related
             party,  due December 1996, at 10%
             rate of interest.                        60 ,000             -

             Note payable, shareholder,
             unsecured, noninterest bearing,
             due on demand.                           225,000        31,186

             Note payable, bank, due on January
             10, 1996, payable interest only at
             the prime rate plus 1 per annum.
             This note is unsecured.  This note
             was nonrenewed and was in default
             at September 30, 1995.                         -       147,500

             Miscellaneous notes payable.              80,376        35,418
						    ----------   -----------
                                                   $1,825,538    $1,710,504
   						   ===========   ===========


          NOTE 7  LONG-TERM DEBT
                                                     1996        1995
                                                   ----        ----
          Note payable, bank, payable on          See Note 6  $2,370,000
          April 2, 1997.  Interest
          payable monthly at prime plus
          2%.  The Company may borrow up
          to 70% of its eligible
          contracts receivables with a
          maximum availability of
          $1,200,000 at September 30,
          1996.  Maximum available
          decreases by $200,000 each
          month until the line of credit
          is paid  off.  Secured  by
          accounts receivables,
          inventory and guarantee of
          major shareholder.

          Note  payable,  bank,  due   in            16,334      44,333
          monthly installments of  $2,333
          plus  interest at prime plus 1%
          per annum.

          Notes    payable,   bank    for
          transportation       equipment,
          interest  varying  from   7.25%
          9.00%.        Secured        by
          transportation equipment.	      37,808     66,472
					     --------  ----------
                                              54,142   2,480,805
          Less current portion                31,213      56,679
					     ---------  ----------
          Long-term debt                     $22,929  $2,424,126
					    =========  ===========


          The aggregate principal payments on long-term debt during the years subsequent to September 30, 1996 are: 1997 $31,213; 1998 $14,491; 1999 $8,438.

			         EIF HOLDINGS, INC
   			  NOTES TO CONSOLIDATED STATEMENTS
		 	      SEPTEMBER 30, 1996 AND 1995


          NOTE 8  LEASES

          The Company leases equipment and office and warehouse space under capital and operating leases that expire at various times through 2000.

          Future minimum payments, by year and in the aggregate, under these capital and operating leases, consisted of the following at September 30, 1996.


                                           Capital      Operating

                                            Leases       Leases
                                            ------       ------
          1997                             $152,185      $270,447
          1998                               53,535        87,008
          1999                                   --        48,972
          2000                                   --         6,543
                                            -------      --------
          Total    minimum     lease        205,720      $412,970
          payments                          =======      ========

          Amounts       representing
          interest   and   executory         10,456
          costs

                                            -------
          Present  value  of  future        195,264
          minimum lease payments
          Current portion                   144,311
                                            -------
          Long-term portion                 $50,953
                                            =======

          Rent expense for the years ended September 30, 1996 and September 30,1995 amounted to $521,500 and $567,000, respectively. Refer to Note 11 for related party transactions.

			         EIF HOLDINGS, INC
   			  NOTES TO CONSOLIDATED STATEMENTS
		 	      SEPTEMBER 30, 1996 AND 1995


          NOTE 9    CASH FLOW INFORMATION

          For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


                                                1996           1995
                                                ----           ----

          Supplemental disclosures
             of cash flow information:
            Cash paid (refunded) for:

            Interest                             225,523      $384,114
            Income taxes                       (163,322)      $ 45,979

          Supplemental schedule of
          noncash investing and
          financing activities:
          Machinery and equipment                150,212      $ 78,886
          acquired through
          capitalized lease
          obligations
          Machinery and equipment                     --      $ 35,324
          acquired through long term
          debt


          On June 14, 1995, an officer/director returned 630,139 shares of Company stock in exchange for the cancellation of $220,135 of indebtedness to the Company.

          In December, 1994, the Company purchased all of the common stock of Kelar Controls, Inc. The assets acquired and liabilities assumed were as follows:

          Fair value of assets acquired                      $355,913
          Liabilities assumed                               (276,800)
          Common stock issued                                (71,200)
                                                            ---------

          Net cash paid                                        $7,913
                                                            =========


          NOTE 10  COMMITMENTS AND CONTINGENCIES

          Litigation
          ----------
          The Company has been notified of a claim for an outstanding amount due approximately $700,000 relating to a worker's compensation insurance premium for a subsidiary relating to a period prior to its acquisition. Although the claim is in the initial investigation stage, the Company does not believe that any amount is due.

          The Company has also in litigation with a supplier of materials for an amount of $800,000 for unpaid invoices, finance charges and legal expenses. The Company has recorded the unpaid invoices as a liability and disputes the finance charges and legal expenses.

          The Company does not believe that an unfavorable outcome from the above lawsuits is possible, and accordingly, no liability has been recorded in the accompanying financial statements.

			         EIF HOLDINGS, INC
   			  NOTES TO CONSOLIDATED STATEMENTS
		 	      SEPTEMBER 30, 1996 AND 1995



          The Company is also engaged in various legal proceedings incidental to its normal business activities. Management of the Company does not believe that the outcome of each such proceeding or claim or all of them combined will have a material adverse effect on the Company's consolidated financial position.

          Employment Agreement - The Company has an employment agreement
          --------------------
          with the Chief Executive officer of the Company. The terms of the agreement provide the CEO with an annual salary of $150,000, the granting of 25,000 options. The Chief Financial Officer of the Company was hired after September 30, 1996, pursuant to an employment agreement. The terms of the agreement provide for an annual salary of $100,000 and the granting of 50,00 options. Both of these agreements are also guaranteed by a major shareholder. Certain subsidiaries president are under employment agreements.


          NOTE 11   RELATED PARTY TRANSACTIONS

          The Company is involved in various related party transactions. These transactions are summarized as follows:

          An officer and director provided legal services to the Company during 1995. For the year ended September 30, 1995, the Company incurred legal expense to this person of $12,687. During the year ended September 30, 1995 the Company wrote-off a receivable due from this person in the amount of $105,000. This person resigned from his position as an officer and director in 1995.

          During 1995 and 1996 the Company leases equipment under capitalized leases from an entity that is 100% owned by a stockholder, officer and director, with interest rates of approximately 13% per annum. The Company incurred interest expense to this related party of approximately $116,675 and $44,000 for the years ended September 30, 1996 and September 30, 1995, respectively. The relevant amounts are as follows:

                                           Accumulated        Capital
                                                               Lease
                             Cost          Depreciation      Obligation
                             ----          ------------      ----------

          September  30,   $1,203,202         $1,022,476         $93,782
          1996
          September  30,   $1,280,230           $952,885        $271,249
          1995

          The Company also leases warehouse and office facilities under an operating lease from an entity that is owned by this same person. The Company incurred rent expense of $156,313 and $182,400 for the years ended September 30, 1996 and September 30, 1995, respectively. On July 16, 1996, this person terminated his relationship as an officer and director with the Company.

          During 1996, the Company entered into a line of credit with a major shareholder. The line of credit maximum amount is $5,250,000 and bears interest at the prime rate plus 2% per annum. The line is unsecured and matures on July 31, 1997. Total interest expensed and accrued on this line of credit amounted to $160,326 as of September 30, 1996. This same shareholder has guaranteed certain notes payables and long term debt as indicated in Notes 6 and 7.

			         EIF HOLDINGS, INC
   			  NOTES TO CONSOLIDATED STATEMENTS
		 	      SEPTEMBER 30, 1996 AND 1995



          NOTE 12  WARRANTS AND OPTIONS

          From the Company's initial public offering, the Company has 800,000 each of "B", "C" and "D" warrants outstanding which are exercisable through 1996. The "B", "C" and "D" warrants are exercisable at $.80, $1.25 and $1.50 per share, respectively.

          In connection with a non registered offering of the Company s common stock in 1994, 714,286 warrants were issued. The warrants have an exercise price of $1.40 per share and expire in June 1997.

          The Company has granted 1,000,000 options to certain officers and employees subject to the shareholders approving the increase in the authorized shares of common stock. The options will have exercise prices set at or above, the market price at the date of issuance. The options expire through 2006.

          The Company follows the guidelines established by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, " Accounting and Disclosure of Stock Based Compensation." which established an alternative method of expense recognition for stock-based
          compensation awards to employees based on fair values.   The
          Company is currently evaluating the provision of SFAS No. 123 and has not yet determined whether it will adopt the statement for expense recognition purposes.


          NOTE 13  RETIREMENT PLAN

          The Company, through it's collective bargaining agreements with various unions, contributes to the unions' retirement plans. For the years ended September 30, 1996 and 1995, an expense of $151,396 and $616,343 was incurred for these retirement plans, respectively.

			         EIF HOLDINGS, INC
   			  NOTES TO CONSOLIDATED STATEMENTS
		 	      SEPTEMBER 30, 1996 AND 1995


          NOTE 14  PROVISION FOR INCOME TAXES

          A summary of the provision for income taxes and the components of the deferred income tax provision are as follows:
                                              1996           1995
                                              ----           ----
          Provision  (benefit) for  income
          taxes:
             Current                                $-    $(189,000)
             Deferred                                -     ( 98,200)
                                            ----------    ----------
                                                    $-   $ (287,200)
                                            ==========     =========
          Deferred   income  tax   expense
          components:
             Accelerated depreciation           $5,000       $39,000

             Allowance for doubtful            176,000       34,000)
               accounts
             Loss on construction in           139,000      (72,000)
               process
             Other                              45,000      (31,200)
             Valuation allowance             (365,000)             -
                                            ----------    ----------
                                                    $-    $ (98,200)
                                            ==========    ==========

          A reconciliation of income tax at the statutory rate to the Company s effective rate is as follows:
                                                     %             %
             Statutory federal income tax         (34)          (34)
             rate
             State income taxes                    (1)           (1)
             Amortization and write down
               of goodwill not deductible            -            26
             Unultilized net operating              35             -
               loss carryforward
             Other non-deductible                    -             1
               expenses
             Other                                   -           (1)
                                                ------        ------
                                                     -           (9)
                                                ======        ======

          The components of deferred income taxes are as follows:
                                             1996            1995
					    --------       ----------
          Current:
            Allowance for doubtful            $176,000        $68,000
              accounts
            Accrued vacation pay                28,000         26,000
            Loss on construction in            139,000
              process
            Net operating loss carry         1,550,000        498,000
              forward
            Valuation allowance            (1,893,000)      (592,000)
                                           -----------     ----------
                                                    $-             $-
                                           ===========     ==========
          Non-current:
             Accelerated depreciation           $5,000        $65,000
             Valuation allowance               (5,000)       (65,000)
                                            ----------     ----------
                                                    $-             $-
                                            ==========     ==========

          The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company established a valuation allowance

			         EIF HOLDINGS, INC
   			  NOTES TO CONSOLIDATED STATEMENTS
		 	      SEPTEMBER 30, 1996 AND 1995



	 against deferred tax assets of $1,898,000 and $657,000 at September 30, 1996 and 1995, respectively

          The Company has net operating loss carryforwards of approximately $4,277,000 and $1,465,000 at September 30, 1996 and 1995
          respectively, for federal income tax purposes available to offset future financial income, expiring, if not used, periodically through the year 2011. A portion of the net operating loss carry forwards are subject to an annual limitation of approximately $350,000.


          NOTE 15  OTHER INCOME (EXPENSE)

          Other income (expense) consists of the following:

                                                 1996        1995
                                                 ----         ----

          Revaluation of goodwill (b)              $--      $(744,751)
          Loss on marketable securities             --       (137,876)
          Note receivable from former               --       (105,000)
           officers not collected
          Loss on machinery and equipment           --        (21,031)
          Costs incurred in connection
           with  matters  referred  to  in          --       (130,444)
          (a)
          Other income (expense), net           67,017        (49,616)
                                            ----------    ------------
                                               $67,017    $(1,188,718)
                                            ==========    ============

          (a) During 1994 and 1995 aggregate payments of $262,250 were made by the Company on behalf of then two officers/directors.
          One officer/director has agreed to reimburse the Company for his one-half share of these payments. The Company does not expect the other officer/director to reimburse the Company for his one-half share of these payments. Accordingly, the Company has expensed all amounts advanced on behalf of this officer/director.

          (b) During the year ended September 30, 1995, the Company reviewed the goodwill associated with its acquisition of VonGuard Holdings, Inc. Based upon the September 30, 1995 results, management of the Company determined that the goodwill associated with several of the operating companies for VonGuard Holdings, Inc. was impaired. Accordingly, for the year ended September 30, 1995, a $744,751 charge to income was recorded.


          NOTE 16  FOURTH QUARTER ADJUSTMENTS

          During the fourth quarter of fiscal 1996, the Company recorded the following adjustments:

          * Recognized approximately $400,000 of legal fees associated with a former stockholder and officer.

          * Additional reserves for allowance for doubtful accounts in the amount of approximately $600,000.


          * Recognized approximately $400,000 for losses incurred on work in progress.

			         EIF HOLDINGS, INC
   			  NOTES TO CONSOLIDATED STATEMENTS
		 	      SEPTEMBER 30, 1996 AND 1995

          ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


               On November 17, 1995, the Company's former auditor (Singer, Lewak, Greenbaum and Goldstein, LLP) declined to stand for re-election.

               Singer, Lewak. Greenbaum and Goldstein, LLP was engaged as auditors on December 13, 1993, and audited the consolidated balance sheet of the Company as of December 31, 1993, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. They also audited the consolidated balance sheet as of September 30, 1994, and the related consolidated statements of income, stockholders' equity and cash flows for the nine months then ended. Singer, Lewak, Greenbaum and Goldstein, LLP's audit reports contained no adverse opinions or disclaimer of opinions and were not qualified as to uncertainty, audit scope or accounting principles.

               Singer, Lewak, Greenbaum and Goldstein, LLP has cited the disclosures made in the 8-K filings of March 7, 1995, and June 14, 1995, as their principal reasons for not standing for re-election. Additionally, Singer, Lewak, Greenbaum and Goldstein, LLP has indicated that the consolidated balance sheet of September 30, 1994, and the related consolidated statements of income, stockholders' equity and cash flows for the nine months then ended should be amended to reflect the disclosures contained in the aforementioned 8-K filings resulting in an increase in net income and retained earnings of $37,000. In connection with its audit for these years, and through November 10, 1995, there have been no disagreements with Singer, Lewak, Greenbaum and Goldstein, LLP on any matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which if not resolved to their satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their report except as disclosed herein.

               The consolidated balance sheet as of September 30, 1994, and the related consolidated statements of income, stockholders' equity and cash flows for the nine months then ended were amended and Singer, Lewak, Greenbaum and Goldstein, LLP's report on the amended financial statements contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

               On December 6, 1995, the Company's Board of Directors engaged Karlins, Patrick & Co. P.C. as its new independent accountants.

                                       PART III

          ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


               The names, ages and positions of the directors, executive officers and certain significant employees of the Company as of March 1, 1997 are as follows:

           Name                 Age  Position
           ----                 ---  --------
           Michael McGinnis      47  Chairman of the Board and director of the
                                     Company
           David L. Norris       47  President and director of the Company
           Andreas O. Tobler     46  Director of the Company
           Joseph E. Miller      56  Executive Vice President of the Company
                                     and
                                     Chief Executive Officer of P.W. Stephens.
           Joel J. Thomas        39  Chief Financial Officer, Treasurer and
                                     Secretary of the Company
           Jerry Hendrickson     57  President of P.W. Stephens & QHI Stephens
           Normand Couturier     55  Chief Operations Officer of P.W. Stephens
           Scott Johnson         35  President of P.W. Stephens Residential
           William Hladick       36  President of P.W. Stephens Contractors,
                                     Inc., & P.W. Stephens Services, Inc., St.
                                     Louis
           Kelly McMahon         38  President of Kelar Controls

               Directors are elected at the Annual Meeting of Shareholders and serve until their successors have been elected and qualified. Officers are elected by and serve at the discretion of the Board of Directors and serve until their successors are elected and qualified.

          Resumes of Officers and Directors:
          ---------------------------------

               MICHAEL E. MCGINNIS, CHAIRMAN OF THE BOARD. Mr. McGinnis assumed his position as Director and Chairman of the Board of EIF in June 1996, and from March 1996 until August 1996, he was President of EIF. Mr. McGinnis has been the Chief Executive Officer and President of American Eco Corporation since 1993, when it acquired Eco Environmental, Inc. of which Mr. McGinnis had been President and Chief Executive Officer since 1992. For the 27 years prior thereto he was employed in various operational and administrative capacities by The Brand Companies, Inc., a large asbestos abatement contractor in the United States. He is a director of American Eco Corporation (Nasdaq NMS and Toronto Stock Exchange).

               DAVID L. NORRIS, PRESIDENT AND DIRECTOR. Mr. Norris has been President and a director of EIF since August 1996, and also Vice President and Chief Financial Officer of American Eco since March 1997. Prior thereto, Mr. Norris was the President of
          Tonopah Resources International, Inc. and Citadel
          Environmental Group, Inc., which owned and operated several abatement and remediation companies in the environmental industry. From 1994 to 1996, Mr. Norris was the President and Managing Member of WNH Investments, L.L.C., which is a private investment banking company investing principally in companies in the environmental and energy industries. From 1992 to 1994, Mr. Norris was the President and Chief Operating Officer of North American Recycling Systems, Inc. Prior thereto, from 1972 to
          1992, Mr. Norris was employed by Evergren Bancorp, Inc, most recently as Executive Vice President in charge of corporate banking.

               ANDREAS O. TOBLER, VICE PRESIDENT AND DIRECTOR. Mr. Tobler was elected a director of EIF in November 1993. He was Treasurer from November 1993 to January 1995, and from April 1993 to
          November 1993, he was a Vice President EIF. From 1980 to 1982, he was a corporate and tax lawyer in Switzerland with Staehelin, Hafter & Partners. From 1982 to 1987, he was an investment banker with Credit Suisse, serving as head of Capital Markets for Credit Suisse in North America from 1985 to 1987. He was head of Corporate Finance for Citibank in Switzerland from 1987 to 1988. He was also Managing Partner of Royal Trust Bank (Switzerland) from 1989 to 1991. From 1991 to December 1992, Mr. Tobler had been an officer and director of EIF. Mr. Tobler holds a law degree from the University of Zurich and a Masters degree from New York University. Mr. Tobler is a Swiss citizen.

               JOSEPH E. MILLER, EXECUTIVE VICE PRESIDENT AND CHIEF EXECUTIVE OFFICER OF P.W. STEPHENS COMPANIES Mr. Miller has been Executive Vice President of the Company and Chief Executive Officer of P.W. Stephens and P.W. Stephens St. Louis since February 1996. Mr. Miller was formerly associated with American Eco and joined the Company as part of the change in management during 1996. Mr. Miller was part of American Eco mergers and acquisitions group prior to working for the Company. For the prior 21 years Mr. Miller has owned and operated his own companies primarily in the mechanical contracting and mining industries. Mr. Miller graduated from Wichita State University with a Bachelors of Business Administration degree.

               JOEL J. THOMAS, TREASURER, CHIEF FINANCIAL OFFICER AND CORPORATE SECRETARY. Mr. Thomas was appointed Chief Financial Officer and Corporate Secretary of EIF in October 1996. Prior to this in 1996, Mr. Thomas was Chief Financial Officer for Citadel Environmental Group, Inc. From 1992 to 1996, Mr. Thomas had been a partner in DWCR and Thomas Consulting Associates, a receivable collections firm and financial consulting firm. From 1982 to 1992, Mr. Thomas had been Chief Financial Officer for several public and privately held corporations, mainly in the merchant banking and energy industries. Prior thereto, Mr. Thomas had spent seven year with public accounting firms. Mr. Thomas is a Certified Public Accountant in California and holds a law degree from Western States University, College of Law and a MBA from the University of Southern California.

               JERRY HENDRICKSON, PRESIDENT P.W. STEPHENS CONTRACTORS, INC. Mr. Hendrickson became President of P.W. Stephens Contractors, Inc. and QHI/Stephens Contractors, Inc. in December 1996. Mr. Hendrickson joined P.W. Stephens in April 1996 as Manager of the Commercial divisions. Prior to joining the Company, Mr. Hendrickson was President and founder of QHI, Inc. a west coast asbestos lead abatement contractor from 1976 until he joined the Company. Prior thereto, Mr. Hendrickson had owned several franchise restaurants.

               NORMAND COUTURIER, CHIEF OPERATIONS OFFICER P.W. STEPHENS CONTRACTORS, INC. Mr. Couturier has been employed by P.W. Stephens since 1983. He was named manager of the P.W. Stephens Honolulu office in 1986. In 1992, he was appointed Chief Operations Officer of PW. Stephens.

               SCOTT JOHNSON, PRESIDENT OF P.W. STEPHENS RESIDENTIAL, INC. Mr. Johnson became President of P.W. Stephens Residential, Inc. in December 1996. Prior thereto, Mr. Johnson was General Manager of the Residential division of P.W. Stephens and has worked as a salesperson since 1986. Prior to his employment with the Company, Mr. Johnson was employed with Merrill, Lynch, Pierce, Fenner and Smith at the Regional Operations Center in both New York City and Los Angeles. Mr. Johnson received his Bachelor of Science degree in Economics from California State University at Long Beach.

               WILLIAM HLADICK, PRESIDENT OF P.W. STEPHENS CONTRACTORS, INC. ST. LOUIS
          Mr. Hladick became President of P.W. Stephens St. Louis in December 1996. Prior to this Mr. Hladick was the general manager from March 1996 and was the President of the remediation subsidiary. Mr. Hladick has been employed by P.W. Stephens St. Louis since 1990. Mr. Hladick previously was employed by Brand Companies and Chemical Waste Management in various environmental fields. Mr. Hladick received his Bachelor of Science degree in Biochemistry and Biology from the University of Illinois at Urbana.

               KELLY MCMAHON, PRESIDENT KELAR CONTROLS, INC. Mr. McMahon has been the President of Kelar since its co-founding in 1988. From 1983 to 1988, Mr. McMahon served as Executive Vice President and General Manager of Encon Systems, Inc. were he was primarily responsible for transforming that company from equipment manufacturer to a full service turn-key provider of energy management systems. Mr. McMahon's prior experience includes management of energy sales system with Leland Energy Corp.

               P.W. Stephens Contractors, Inc., P.W. Stephens Residential, Inc. P.W. Stephens Contractors, Inc. (St. Louis) and Kelar Controls, Inc. are wholly owned subsidiaries of EIF Holdings, Inc.

          Compliance with Section 16(a) of the Exchange Act
          -------------------------------------------------

               Messrs. McGinnis, Norris and Miller were late in filing their Forms 3 and one Form 4. American Eco was late in filing two Forms 4.


          ITEM 10.  EXECUTIVE COMPENSATION

               The following table sets forth compensation paid or accrued by the Company or its subsidiaries during the last three fiscal years to or in respect of its Chief Executive Officer and its most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 (the Named Executive Officers).

                              SUMMARY COMPENSATION TABLE


                            Annual compensation
                            -------------------


           (a)          (b)          (c)         (d)         (e)
                                                            Other
         Name and                                          Annual
        Principal                   Salary      Bonus   Compensation
         Position       Year         ($)         ($)         ($)
         --------       ----       -------      ------   -----------

      Michael         1996      $-0(1)           -0-    -0-
      McGinnis,
      Chairman

      David L.        1996      $12,500(2)*      -0-    -0-
      Norris,
      President *

      Richard R.      1996      $100,000(3)      -0-    $15,000(4)
      Austin          1995      $166,437         -0-    $15,000(4)
      Chairman        1994**    $150,000         -0-    $24,000(4)

      Normand         1996      $125,000         -0-    $5,000(5)
      Couturier       1995      $125,500         -0-    $5,000(5)
      Exec. Officer   1994**    $ 93,750         -0-    $5,000(5)
      of P.W.
      Stephens



           Annual               Long term compensation
        compensation            -----------------------
        ------------


         (a)      (b)       (f)        (g)      (h)      (i)
                        Restricted                       All
      Name and             Stock    Options/    LTIP    other
      Principal           Awards      SAR's   Payouts  compen-
      Position   Year       ($)        (#)      ($)     sation
                                                         ($)
      ---------  -------  ---------  ------- ---------  ------------
      Michael    1996       -0-      300,000    -0-      -0-
      McGinnis,
      Chairman

      David L.   1996       -0-      300,000    -0-      -0-
      Norris,
      President*

      Richard    1996       -0-        -0-      -0-      -0-
      R. Austin  1995       -0-     500,000*    -0-      -0-
      Chairman   1994**     -0-        -0-      -0-      -0-

      Normand    1996       -0-        -0-      -0-      -0-
      Couturier  1995       -0-        -0-      -0-      -0-
      Exec.      1994**     -0-        -0-      -0-      -0-
      Officer
      of P.W.
      Stephens

          (1) Mr. McGinnis was President from March 1996 to August 1996. Mr. McGinnis received no salary for this position.
          (2) Mr. Norris was hired in August 1996. Mr. Norris employment contract is with American Eco Corporation, and provides for an annual base salary of $150,000. Since Mr. Norris had spent substantially most of his time during fiscal 1996 on the Company, his salary was paid by the Company.
          (3) Mr. Austin terminated all of his positions with the Company in July 1996. As part of that termination and the related settlement agreement with the Company, Mr. Austin s employment agreement was canceled and all rights to options previously granted were waived. Prior to this Mr. Austin employment contract provided for an annual base salary of $200,000. Mr. Austin waived all salary in excess of $166,437 for the year ended September 30, 1995. The 500,000 options granted to Mr. Austin in 1995, replaced the 3,000,000 options granted during 1993. See
          Item 12 "Certain Relationships and Related Transactions".
          (4) Includes automobile lease payments of $5,000, $5,000, and $14,000, health insurance of $9,000, $9,000, and $9,000; and
          $1,000, $1,000 and $1,000 of other payments for the years ended September 30, 1996 and 1995 and the nine months ended September 30, 1994, respectively.
          (5) Includes automobile lease payments of $5,000 for the years ended September 30, 1996 and 1995 and the nine months ended September 30, 1994 respectively.

          * See "Employment Contracts" below.
          ** Includes amounts for nine month period for 1994.

               The following table sets forth individual grants of stock options or freestanding stock appreciation rights made by the Company during the last completed fiscal year to the Named Executive Officers.


                        Option/SAR Grants in Last Fiscal Year
                        -------------------------------------
                                  Individual Grants
                                      % of total
                                    options/SAR's   Exercise
                          Options/    granted to     or base
                            SAR's    employees in     price    Expiration
                Name       Granted   fiscal year     ($/sh)       date
                ----
                           -------    ----------    --------   ----------

            Michael        300,000      33.3%         $.16     June, 1999
            McGinnis

            David L.       300,000      33.3%         $.20       August,
            Norris                                                1999

            Richard R.       -0-         N/A           N/A         N/A
            Austin

            Normand          -0-         N/A           N/A         N/A
            Couturier


          The following table sets forth information regarding each exercise of stock options (or tandem stock appreciation rights) and freestanding stock appreciation rights during the last fiscal year by each Named Executive Officer and the fiscal year end value of unexercised options and stock appreciation rights provided on an aggregate basis.

                 Aggregated Option/SAR Exercises in Last Fiscal Year
                 --------------------------------------------------
                            and FY-End Option/SAR Values
                            ----------------------------
             (a)          (b)          (c)           (d)            (e)

                                                                  Value of
                                                  Number of     Unexercised
                                                 Unexercised    In-the-Money
                                                Options/SAR's   Option/SAR's
                         Shares                       at             at
                        acquired      Value       FY-End (#)     FY-End ($)
                      on Exercise    Realized    Exercisable/   Exercisable/
            Name          (#)          ($)      Unexercisable  Unexercisable

            ----      -----------    -------    -------------  -------------
         Michael          -0-          -0-      300,000           $102,000
         McGinnis                               exercisable
                                                options
         David L.         -0-          -0-      300,000           $ 90,000
         Norris                                 exercisable
                                                options

         Richard R.       -0-          -0-           N/A            N/A
         Austin

         Normand          -0-          -0-           N/A            N/A
         Couturier

          Employment Contracts

          In August 1996, Mr. Norris entered into a two-year employment agreement with American Eco Corporation which provides for an annual salary of $150,000. In addition, the agreement provides for the granting of options of 50,000 in American Eco Corporation common shares. Because Mr. Norris has devoted substantially all of his time to the Company through November 30, 1996, it has agreed to make the payments under the agreement to Mr. Norris.

          As of July 17, 1996, Mr. Austin terminated his employment with the Company and its subsidiaries, and resigned from all offices and directorships of the companies. As part of that termination and the related settlement agreement with the Company, Mr. Austin s employment agreement was canceled and all rights to options previously granted were waived. Prior to this on August 17, 1994, the Company had entered into an amended employment contract with Mr. Austin which was to expire on December 31, 2004. The August 17, 1994 employment contract was subsequently amended as part of Mr. Austin's settlement and release agreement, dated June 6, 1995. The amended employment contract provided for an annual bonus equal to 15% of that portion of the Company's pre tax income in excess of an amount determined by multiplying stockholders' equity by .10. In addition, Mr. Austin received options to purchase 500,000 shares of the Company's Common Stock exercisable at the current market price as of the date of the agreement ($.35) expiring December 31, 2004, which options replaced options previously issued to Mr. Austin. All such options were waived as part of the settlement agreement dated November 8, 1996. Bonus amounts in excess of $45,000 were waived by Mr. Austin for the year ended September 30, 1994 and no bonuses were earned for the years ended September 30, 1995 and 1996. See Item 3 "Legal Proceedings."

     Director Compensation

          No director compensation was paid to any director during 1996. In July 1995, the Company agreed to compensate Mr. Tobler for serving on the Board of Directors. Mr. Tobler is entitled to $15,000 per year payable in the Company's Common Stock. The Company has agreed to issue Mr. Tobler 45,000 shares of the Company s Common Stock as consideration for services previously rendered to the Company.


          Officers and Directors are reimbursed for travel expenses for corporate board of directors meetings they are required to attend. No directors fees were paid by the Company. during the fiscal years ending September 30, 1996 and 1995, other than payments described above.

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


          The following table sets forth as of January 24, 1997 the number of shares of Common Stock beneficially owned (i) by each person known to be the beneficial owner of more than five percent of the outstanding shares of the Company's Common Stock, (ii) by each director and Named Executive Officer (as defined above in Item 10 "Executive Compensation") and (iii) by all officers and directors as a group as known by the Company or reflected on the records of the transfer agent. Unless otherwise indicated, all persons have sole voting and investment power over such shares, subject to community property laws.

                                                                  Percent of
                                                   Amount and    Outstanding
                                  Status of        Nature of      Shares of
         Name and Address                          Beneficial      Common
         of Beneficial            Beneficial       Ownership     Stock Owned
         Owner                    Owner
         --------------------  ----------------- -------------- --------------
          American Eco          Beneficial       8,800,000              36%
          Corporation           Owner of more    shares
          154 University Ave.,  than 5% of
          Ste. 200 Toronto,     Common Stock
          Ontario M5H 3Y9

          Michael McGinnis      Chairman of the  9,100,000              36%
          11011 Jones Road      Board and        shares(1)
          Houston, Texas 77070  director

          David L. Norris       President and    300,000                 1%
          475 N. Muller St.     director         shares(2)
          Anaheim, CA 92801

          Andreas O. Tobler     Director         199,116 shares           *
          354 East 50th St.                      (3)
          New York, New York
          10022

          Joseph E. Miller      Chief Operating  300,000                 1%
          475 N. Muller St.     Officer and      shares(2)
          Anaheim, CA 92801     Executive Vice
                                President

          All Executive                          5,763,716              23%
          Officers and                           shares
          Directors
          as a group
          (6 persons)

     * Indicates less than 1%
     (1) Includes 8,800,000 shares owned by American Eco Corporation, which Mr. McGinnis is Chief Executive Officer and President and options to purchase 300,000 shares of Common Stock. See Item 12 "Certain Relationships and Related Transactions".
     (2)  Includes option to purchase 300,000 shares of Common Stock.
     (3) Includes 30,000 shares owned by Cornerstone Financial Corporation of which Mr. Tobler has shared investment and voting power and includes 140,666 shares issued to Otto Tobler which Andreas O. Tobler has the option to acquire.

     Control By American Eco

          As of December 31, 1996, American Eco owned directly 8,800,000 shares of Common Stock in the Company. Mr. McGinnis, the Chairman of the Board and a director of the Company, is the Chief Executive Officer and President of American Eco. American Eco has an employment contract with David L. Norris, the President of the Company, who is also a Vice President and Chief Financial Officer of American Eco. American Eco has provided a line of credit with the Company with a maximum borrowing amount of $5,250,000. The

     Company has discussed with American Eco exchanging the line of credit balance for issuance of Common Stock, subject to the increase in the authorized number shares of Common Stock, which requires shareholders approval. No agreement has been reached on the terms of such exchange and no assurance can be given that American Eco and the Company will be able to agree on terms for such an exchange.


     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     P.W. Stephens Transactions
     --------------------------

          Richard R. Austin was a principal shareholder, officer and director of the Company. Mr. Austin owns 50% of a partnership which owns the corporate and warehouse facilities which P.W. Stephens leased until December 31, 1996. P.W. Stephens paid an aggregate of $182,000 and $156,000 to Mr. Austin s partnership for the use of such premises during fiscal 1996 and 1995 respectively.

          P.W. Stephens leased vehicles and equipment under capitalized leases from Tiger Leasing Co., an entity that is 100% owned by Richard R. Austin, with interest rates of approximately 13% per annum. The relevant amounts were as follows:


                Fiscal      Cost     Accumulated  Net Book   Related
                 Year               Depreciation    Value   Liability
                            ----    ------------   -------
                ------
                 1996    $1,280,230   $952,885    $327,345   $271,245
                 1995    $1,040,730   $643,892    $396,838   $364,728

          Total payments in 1996 and 1995 were $109,000 and $98,507, respectively. All such leases were terminated in November of 1996.

          P.W. Stephens and Farmers & Merchants Bank (the "Bank") entered into a credit agreement (the "Credit Agreement") in August 1992. In December 1992, in anticipation of P.W. Stephens being acquired by the Company and becoming part of a publicly-held entity, Mr. Kidani, a former officer and director, and Mr. Austin personally assumed the outstanding principal amount under the Credit Agreement which approximated $400,000. Mr. Austin thereafter caused the Company to make deposits in the Bank which equaled the installments due under the Credit Agreement and to characterize such deposits as payments to Mr. Kidani's law firm. The deposits did not bear any relation to the legal services rendered by Mr. Kidani's law firm. The Bank applied the deposited funds towards payment of the outstanding amount owed under the Credit Agreement. As a result, Mr. Kidani and Mr. Austin were effectively relieved of their obligations under the Credit Agreement. When it was no longer feasible to service the loan through payments characterized the payment of legal fees, Mr. Kidani, with the participation or acquiescence of Mr. Austin, caused the Company to continue to service the amount due under the Credit Agreement by charging such payments to the Company's workers' compensation accounts.

          The Company discovered these transactions in early 1995 and launched an investigation into Mr. Kidani's and Mr. Austin's conduct. The Board of Directors forced Mr. Kidani to resign as the Company's President in March 1995.

          In 1995, Mr. Austin entered into an agreement with the Company to fully resolve above described matter. Such contract included the following agreements. Mr. Austin reimbursed the Company for his 50% share of the payments and 50% of the additional interest estimated to have been incurred by the Company as a result of these payments. Such reimbursement, aggregating $220,000, was satisfied by Mr. Austin with shares of Common Stock from his personal holdings, based on the average of the bid and ask price over the 30-day period ended May 19, 1995. Accordingly, Mr. Austin tendered to the Company 630,139 shares of Common Stock. Mr. Austin reimbursed the Company for the costs associated with the investigation, including legal fees. These costs approximated $25,000. Mr. Austin personally assumed responsibility for all debt service on the loan going forward, estimated to be approximately $163,000. The Company has no obligations under the Credit Agreement.

          As a part of the aforementioned agreement, the Company and Mr. Austin had amended his employment contract providing for (i) reduction in the number of stock options granted to Mr. Austin from 3,000,000 to 500,000, vesting over a three year period, with an exercise price based on the average of the bid and ask price over the 30 day period ended May 19, 1995; and (ii) modification of bonus provisions such that any bonus paid will be based solely on the Company's earnings performance.

          The terms of all transactions described in this section were on terms believed by the Company to be at least as favorable as could be obtained by unaffiliated independent third parties. However, in none of the transactions was there an independent determination of fairness and reasonableness of the terms of the transaction with the affiliates.

          On July 1, 1996, Mr. Richard B. Austin filed suit in Los Angeles County Superior Court against the Company, American Eco, Julbin, P.W. Stephens, QHI\Stephens Contractors, Inc. and Michael McGinnis, seeking unspecified damages and specific performance. Mr. Austin s claims arose out of series of transactions pursuant to which Mr. Austin had sold his controlling interest in the Company to Julbin. The defendants answered the complaint denying the allegations therein and filed a cross complaint against Mr. Austin, and others for fraudulent misrepresentation and similar claims alleging that Mr. Austin had induced American Eco to invest in the Company by making material misrepresentations to American Eco and its representatives about the financial and operating condition of the Company and P.W. Stephens. On November 8 , 1996, the Company, P.W. Stephens, American Eco, and other named defendant entered into a settlement agreement with Mr. Austin and the other cross-defendants. The essential terms of the agreement called for the resignation of Mr. Austin from all position with the Company or its subsidiaries and termination of his employment agreement and all options to purchase shares of Common Stock effective July 16, 1996, payment of $35,000 to Mr. Austin for costs and delivery of 300,000 shares of American Eco common stock with certain price guarantees in exchange for mutual general release by all parties. No payments were made by the Company or P.W. Stephens to Mr. Austin as part of the settlement.

     AMERICAN ECO
     ------------

          In February 1996, American Eco agreed to loan money to the Company pursuant to a line of credit agreement with a maximum borrowing of $5,250,000. The total amount borrowed under the agreement approximated $4,908,000 at September 30, 1996. The line of credit bears interest at the prime rate plus 2%.

          American Eco has also guaranteed certain indebtedness and leases of EIF and its subsidiaries. At September 30, 1996, American Eco had outstanding guarantees of the $130,162 bank loan of P.W. Stephens
     St. Louis, which loan was repaid in October 1996; of the $130,000 factoring line of P.W. Stephens St. Louis, which was outstanding as of March 31, 1997; and the $1,200,000 bank loan, which loan was repaid in February
     1997. Subsequent to November 30, 1996, American Eco guaranteed the EIF lease in Anaheim, California, a factoring line of P.W. Stephens and an equipment lease.

     KELAR CONTROLS
     ---------------
	  Kelly McMahon, and Larry Thomas, President and Vice President of Kelar, respectively, own the building in which Kelar leases its offices and warehouse facilities. Kelar paid an aggregate of $38,400 and $28,800 to Messrs, McMahon and Thomas for the use of such premises during fiscal 1996 and for the nine months ended September 30, 1995, respectively.

     ITEM 13.  EXHIBIT AND REPORTS ON FORM 8-K

     (a)  Exhibits
          The following documents are filed (separately) as exhibits to this report:


     Regulation S-B
     Exhibit Number


     2.1     Exchange of Stock Agreement and Plan of
             Reorganization between EIF Holdings, Inc.
             ("EIF") and P.W. Stephens Contractors, Inc.                    (1)
     2.2     Acquisition Agreement between EIF and Von Guard
             Holdings, Inc. and its subsidiaries                            (2)
     2.3     Sale of Stock Agreement by and between EIF,
             Kelar Controls, Inc. and its shareholders                      (3)
     3.1     Certificate of Incorporation, as amended to date               (4)
     3.2     Bylaws                                                         (4)
     4.1     Specimen Common Stock certificate                              (4)
     4.2     Certificate for Specimen "B", "C" and "D" Warrants             (4)
     4.3     Extension of Class B Warrants                                  (7)
     10.1    Amended Employment Contract of Andreas O. Tobler               (5)
     10.2    NY-STAR Purchase Agreement between EIF Holdings,
             Inc. ("EIF") and Andreas O. Tobler                             (4)
     10.3    Agreements relating to Gertino/Block stock issuance            (6)
     10.4    Promissory Note Line of Credit Agreement,
             dated March 1, 1996, with American Eco Corporation
             ("American Eco")                                                *
     10.5    Agreement, dated February 2, 1996, between EIF
             and American Eco                                               (8)
     10.6    Settlement Agreement and Mutual Release, dated
             April 4, 1996, among Kelar, Kelly McMahon, and
             Larry Thomas (as plaintiffs) and EIF and
             the other defendants                                             *
     10.7    Agreement and General Release, dated as of
             November 8, 1996, among Richard Austin,
             EIF,  PW Stephens and American Eco                               *
     10.8    Lease Agreement, dated January 9, 1997,
             between Aetna Life Insurance Company and EIF,
             for premises in Anaheim, California                              *
     21      Subsidiaries                                                     *
     27      Financial Data Schedule                                          *

     (1) Filed as an Exhibit to the Current Report of the Company on Form 8-K for the Date of Event January 31, 1993 and incorporated herein by reference.
     (2) Filed as an Exhibit to the Current Report of the Company on Form 8-K for the Date of Event August 2, 1994 and incorporated herein by reference.
     (3) Filed as an Exhibit to the Annual Report of the Company on Form 10-KSB for the fiscal year ended December 31, 1994 and incorporated herein by reference.
     (4) Filed as an Exhibit to the Annual Report of the Company on Form 10-KSB for the fiscal year ended December 31, 1992 and incorporated herein by reference.
     (5) Filed as an Exhibit to the Current Report of the Company on Form 8-K for the Date of Event September 7, 1994 and incorporated herein by reference.
     (6) Filed as an Exhibit to the quarterly report of the Company on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.
     (7) Filed as an Exhibit to the Current Report of the Company on Form 8-K for the Date of Event October 15, 1994 and incorporated herein by reference.
     (8) Filed as an Exhibit to the Current Report of the Company on Form 8-K for the Date of Event February 2, 1996 and incorporated
	 herein by reference.
    -----------------------------
     *Filed herewith


     (b) Reports on Form 8-K
     No report on Form 8-K were filed during the last quarter of fiscal 1996.

     SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, EIF Holdings Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     EIF HOLDINGS, INC.
     (Registrant)



     By:  /s/David L. Norris
          ---------------------------------
          David L. Norris,
          President and
          Chief Executive Officer
          Dated:  April 21, 1997



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



     By:  /s/David L. Norris
          ---------------------------------              Dated: April 21, 1997
          David L. Norris,
          President, Chief Executive Officer
          and Director



     By:  /s/Michael E. McGinnis                        Dated: April 21, 1997
          ---------------------------------
          Michael E. McGinnis,
          Chairman of the Board and Director



     By:  /s/Joel J. Thomas                       Dated: April 21, 1997
         ---------------------------------
          Joel J. Thomas,
          Chief Financial Officer
          (Principal financial and
          accounting officer)



     By:  /s/ Andreas O. Tobler                   Dated: April 21, 1997
         ---------------------------------
          Andreas O. Tobler,
          Director

					EXHIBIT INDEX
					--------------

    Exhibit
    Number   Description
    -------  -------------------------------------------------------

     10.4 Promissory Note Line of Credit Agreement, dated March 1, 1996, with American Eco Corporation
             ("American Eco")

     10.6    Settlement Agreement and Mutual Release, dated
             April 4, 1996, among Kelar, Kelly McMahon, and
             Larry Thomas (as plaintiffs) and EIF and the other defendants

     10.7 Agreement and General Release, dated as of November 8, 1996, among Richard Austin,
             EIF,  PW Stephens and American Eco

     10.8    Lease Agreement, dated January 9, 1997,
             between Aetna Life Insurance Company and EIF, for premises in Anaheim, California

     21      Subsidiaries

     27      Financial Data Schedule