Form 10QSB
period 1996-12-31
EIF HOLDINGS INC
filed 1997-08-26
CIK 855424

UNITED STATES
                            SECURITES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549
                                       FORM 10-QSB

                                      ------------

                     {X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURTIES EXCHANGE ACT OF 1934

                    For the Quarterly Period Ended December 31, 1996

                                           OR

                     { } TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                                   OF THE EXCHANGE ACT

Commission File Number 0-22388

                          EIF HOLDINGS, INC.
   ----------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)

                HAWAII                                         99-0273889
---------------------------------------                  -----------------------
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                        Identification No.)

                         15201 Pipeline Lane, Ste. B
                     Huntington Beach, California 92649
            ------------------------------------------------------
                  (Address of principal executive offices)

                             (714) 897-9000
                -----------------------------------------
                      (Issuer's telephone number)

                    475 N. Muller St., Anaheim, CA 92801
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed since last report

Check whether the issuer(1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X  No
                                ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date.

             Class                            Outstanding at August 11, 1997
             -----                            ------------------------------
      Common stock, no par value                       24,618,201

Transitional Small Business Disclosure Format (Check one):

Yes        ; No
    -------     ------

                  EIF HOLDINGS INC. AND SUBSIDIARIES

                           Table of Contents

PART I. FINANCIAL INFORMATION                                              Page

Item 1. Financial Statements

        Consolidated Unaudited Balance Sheets as of December 31, 1996
        and September 30, 1996                                                3

        Consolidated Unaudited Statements of Operations for the Three Months
        Ended December 31, 1996 and 1995                                      4

        Consolidated Unaudited Statements of Cashflow for the Three Months
        Ended December 31, 1996 and 1995                                      5

        Notes to Consolidated Unaudited Interim Financial Statements          6

Item 2. Management's Discussion and analysis of Financial condition and
        Results of Operations                                                 7


PART II. OTHER INFORMATION                                                   10

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                          EIF HOLDINGS, INC.
                      CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)

                                                                      December 31,      September 30,
                                                                         1996                1996
                                                                     ---------------      ----------
          ASSETS
Current assets
    Cash                                                               $    378,548    $    178,231
    Contracts receivable, net of allowance for doubtful accounts          5,329,148       7,299,059
    Cost and estimated earnings in excess of billings on uncompleted
      contracts                                                             289,748         326,343
    Supplies inventory                                                      505,296         478,370
    Prepaid assets                                                          717,854          85,816
                                                                       ------------    ------------

          Total current assets                                            7,220,594       8,367,819

Machinery and equipment, net of accumulated depreciation                  1,368,922       1,275,087
Goodwill                                                                    786,691         881,680
Other assets                                                                    692          50,917
                                                                       ------------    ------------
                                                                       $  9,376,899    $ 10,575,503
                                                                       ============    ============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Notes payable, bank                                                 $  2,333,237    $  1,856,751
   Accounts payable and accrued expenses                                  6,357,011       6,428,112
   Billings in excess of cost and estimated earnings on uncompleted
    contracts                                                             1,067,561         737,476
   Note payable due to shareholder                                        5,953,120       4,908,317
   Current maturities of long-term debt                                        --           144,311
                                                                       ------------    ------------

          Total current liabilities                                      15,710,929      14,074,967

Long term debt                                                                 --            73,882

Stockholders' equity
   Common stock                                                           3,019,246       3,019,246
   Additional paid-in capital                                               804,696         804,696
   (Deficit)                                                            (10,157,972)     (7,397,288)
                                                                       ------------    ------------
                                                                         (6,334,030)     (3,573,346)

                                                                       ------------    ------------
                                                                       $  9,376,899    $ 10,575,503
                                                                       ============    ============


      See accompanying notes to consolidated financial statements

                          EIF HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                                       Three Months ended
                                                          December 31,
                                                -----------------------------
                                                    1996            1995
                                               ------------    --------------

Contract revenue                                $  6,364,429    $  6,278,060

Cost of contract revenue                           6,691,874       4,193,713
                                                ------------    ------------

Gross profit                                        (327,445)      2,084,347

Selling, general and administrative                2,106,211       2,326,093
                                                ------------    ------------

Operating (loss)                                  (2,433,656)       (241,746)

Other income (expense)                                  --            51,031
                                                ------------    ------------

(Loss) before interest expense                    (2,433,656)       (190,715)

Interest expense                                     327,028         101,504
                                                ------------    ------------

(Loss) before provision for income taxes          (2,760,384)       (292,219)

Provision for income taxes                              --             3,000
                                                ------------    ------------

Net (loss)                                      $ (2,760,384)   $   (295,219)
                                                ============    ============

Net (loss) per share                            $      (0.11)   $      (0.02)
                                                ============    ============

Weighted average number of shares outstanding     24,618,201      14,618,201
                                                ============    ============


        See accompanying notes to consolidated financial statements

                          EIF HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF CASHFLOW
                              (UNAUDITED)

                                                       Three Months ended
                                                          December 31,
                                                   ---------------------------
                                                        1996           1995
                                                   ------------   ------------

Net cash (used) provided by operating activities   $  (898,572)   $   151,990

Cash flow from investing activities
    Purchase of machinery and equipment               (204,207)        (8,469)
                                                   -----------    -----------

Net cash used in investing activities                 (204,207)        (8,469)

Cash flow from financing activities
   Net advances (payment) on notes payable           1,376,978         10,241
   Net payments on long-term debt                      (73,882)      (284,420)
   Increase in outstanding checks payable                 --           86,684
                                                   -----------    -----------

Net cash used in financing activities                1,303,096       (187,495)
                                                   -----------    -----------

Net (decrease) increase in cash                        200,317        (43,974)

Cash, beginning of period                              178,231         70,775
                                                   -----------    -----------

Cash, end of period                                $   378,548    $    26,801
                                                   ===========    ===========


Supplemental disclosure of Non-cash Investing and Financing Activities

During the three months ended December 31, 1995, the Company acquired $150,212 of machinery and equipment under capitalized leases.


          See accompaying notes to consolidated financial statements

                          EIF HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         The unaudited interim consolidated financial statements of EIF Holdings, Inc. and its subsidiaries, (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes as contained in Form 10KSB for the year ended September 30, 1996.

         In the opinion of management, the interim consolidated financial statements reflect all adjustments necessary for fair presentation of the interim period. The results of operations for interim periods are not indicative of results of operations to be expected for the full year.

NOTE 2 - NOTE PAYABLE DUE TO SHAREHOLDER

         During 1996, the Company entered into a line of credit with a major shareholder. The line of credit maximum amount is $5,250,000 and bears interest at the prime rate plus 2% per annum. The line is unsecured and matures on July 31, 1997. Total interest accrued on this line of credit amounted to $283,000 as of December 31, 1996.




         See accompanying notes to consolidated financial statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
----------------------

          For the three months ended December 31, 1996, the net loss of $2,760,000 compared to the net loss of $295,000 during the same period of 1995. Losses during the most recent period reflect a continuation of losses from the year ended September 30, 1996, and are primarily due to decreased gross profit margins and losses on two specific large jobs.

Revenue:
          Revenue from P.W. Stephens Contractors, Inc., QHI Stephens Contractors, Inc. and P.W. Stephens Residential, Inc., (collectively referred to as "P.W. Stephens"), declined by $306,000 or (7%) to $4,172,000 during the recent quarter from $4,478,000 during the same period in 1995. P.W. Stephens revenues remained relatively flat compared to the prior year, and were aided by two large revenue jobs, the General Dynamics facility in San Diego and San Francisco Civic Center.

          P.W. Stephens Contractors, Inc. and P.W. Stephens Services, Inc., formerly known as VonGuard Holdings, Inc., (now collectively referred to as "P.W. Stephens St. Louis") revenue during the quarter ended December 31, 1996 increased by $723,000 or (57%) to $1,985000 from $1,262,000 during the same period of 1995. This increase is due to increased sales efforts and the awarding of new contracts to P.W. Stephens St. Louis

          Kelar Controls, Inc.'s, ("Kelar"), revenues during the quarter ended December 31, 1996 decreased by $68,000 or (25%) to $201,000 from $269,000 during the same period of 1995. Kelar's revenue decreased mainly due to reduction of contracts signed and for which construction commenced during the period. Kelar completed a project for a Northern California school district in 1995, which entitles Kelar to a percentage of energy savings generated by the project. Kelar received $112,000 of revenues from this project compared to $142,000 during the same period in 1995.


Gross Profit:
          P.W. Stephens had a negative gross margin of (20.0)% during the quarter ended December 31, 1996, compared to positive 38.3% during the same period in 1995. The decrease in gross profit margins reflect the impact of two large jobs which the Company estimates will be at a significant loss when completed.

          P.W. Stephens St. Louis achieved a gross profit of 20.3% during the quarter ended December 31, 1996, compared to 14.3% during the same period in 1995. The increase in gross profit is primarily due to better operating efficiency due to the consolidation of branches which occurred in the spring of 1996.


          Kelar's gross profit for the three months ended December 31, 1996, was 35.7%. This gross profit percentage includes the previously mentioned $112,000 of shared energy savings. The project was completed in a prior period and the costs incurred were expensed during that period, as such only minimal costs associated with this revenue was expensed during the current period. Without this shared energy savings revenue, Kelar's gross profit would have been substantially less.

Selling, general and administrative expenses:
          P.W. Stephens' selling, general and administrative expenses during the quarter ended December 31, 1996 decreased by 203,000 (12%) to $1,526,000 compared to $1,729,000 during the quarter ended December 31, 1995. This decrease reflects a decline in administrative personnel and the reduction in outside services.

          P.W. Stephens St. Louis' selling, general and administrative expenses during the quarter ended December 31, 1996 decreased by $59,000 (13%) to $390,000 compared to $449,000 during the quarter ended December 31, 1995. This decrease reflects the consolidation of an office and warehouse into one facility.

          Kelar's selling, general and administrative expenses during the quarter ended December 31, 1996 increased by $26,000 (22%) to $145,000 compared to $119,000 during the quarter ended December 31, 1995. This increase is due to the additional sales effort to expanded Kelar's customer base and revenues.

          EIF Holdings, Inc. ("EIF") administrative expenses for the quarter ended December 31, 1996 were $45,000, compared to $30,000 in the prior year. This increase is mainly due to professional fees associated with settlement of certain lawsuits.

          Interest expense during the quarter ended December 31, 1996, was $327,000 compared to $101,000 during the prior year's quarter ended December 31, 1995. The increase was mainly due to borrowings from its shareholder, American Eco Corp. in order to fund the prior year loss.

Liquidity and Capital Resources:
--------------------------------

          The Company's borrowings from its shareholder, American Eco Corp., remained the main source of capital. The Company is negotiating with the American Eco Corp. to exchange all or part of its line of credit for additional shares of the Company's common stock. Prior to any exchange, the Company will need shareholders' approval to increase its authorized number of shares of common stock which may be issued and an agreement as to the number of shares to be issued in exchanged for debt. There can be no assurance these can be accomplished.

          During the quarter ended December 31, 1996, P.W. Stephens St. Louis factored certain contract receivables in the amount of $1,860,035. Under the factoring arrangement P.W. Stephens St. Louis receives 65% of the face amount the receivable at the time of factoring. If the receivable is not paid within 90 days of the invoice date, P.W. Stephens St. Louis must pay back the advanced amount, plus any fees. The annualized effective interest rate on this money is approximately 58%.

          The Company was also able to borrow $300,000 at the rate of 12% per annum plus 100,000 warrants to purchase the Company's common stock at a price of $0.28 per share. This loan matures on March 13, 1997.

          P.W. Stephens was paying off its line credit with its bank at the rate of $200,000 per month. The outstanding bank loan balance at December 31, 1996 was $800,000.

          At the present time the Company and it subsidiaries have no bank line of credit to borrow upon.

PART      II. OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

          On August 15, 1996 David L. Norris was hired as President and Chief Executive Officer of EIF Holdings, Inc. to replaced Michael E. McGinnis. Mr. McGinnis continued as the chairman of the board. Mr. Mann also resigned as a director of the Company at which time Mr. Norris was elected by the board as a replacement for Mr. Mann. Mr. Norris is also a Vice President of American Eco Corp. Mr. Norris has an employment agreement with American Eco Corp. which the Company has agreed to pay all compensation due under the agreement while Mr. Norris was President of the Company. In May of 1997, Mr. Frank Fradella was hired to take over the operations of the Company. Mr. Norris resigned his position with the Company and from the board of directors and was replaced by Mr. Fradella.

          On October 22, 1996, Mr. Joel J. Thomas was hired as Chief Financial Officer of the Company. Mr. Thomas has an employment agreement with the Company which calls for an annual salary of $100,000 plus a auto allowance. This agreement is for three years and guaranteed by American Eco Corp.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------


(b)       Report on Form 8-K

          No reports on Form 8-K were filed during this quarter.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                          EIF HOLDINGS, INC.
                                          ------------------
                                          Registrant


August 21, 1997                         By: /S/ Joel J. Thomas
                                            -----------------------------
                                            Joel J. Thomas
                                            Corporate Secretary and Duly
                                            Authorized Officer

                             EXHIBIT INDEX

         Exhibit           Description
         -------           -----------

           27              Financial Data Schedule