Form 10QSB
period 1997-03-31
EIF HOLDINGS INC
filed 1997-08-26
CIK 855424

UNITED STATES
                   SECURITES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-QSB

                             ------------

            {X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURTIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended March 31, 1997

                                  OR

            { } TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                          OF THE EXCHANGE ACT

Commission File Number 0-22388
                          EIF HOLDINGS, INC.
 ---------------------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)

                HAWAII                                       99-0273889
 --------------------------------------                ---------------------
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

                            Not applicable
 -------------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed since last report

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

           Class                               Outstanding at August 12, 1997
           -----                               ------------------------------
     Common stock, no par value                           24,618,201

Transitional Small Business Disclosure Format (Check one):

Yes        ; No   X
    -------     ------

                  EIF HOLDINGS INC. AND SUBSIDIARIES

                           Table of Contents

PART I. FINANCIAL INFORMATION                                              Page

Item 1    Financial Statements

          Consolidated Unaudited Balance Sheets as of March 31, 1997
          and December 31, 1996                                               3

          Consolidated Unaudited Statements of Operations for the Six Months
          and Three Months Ended March 31, 1997 and 1996                      4

          Consolidated Unaudited Statements of Cashflow for the Six Months
          Ended March 31, 1997 and 1996                                       5

          Notes to Consolidated Unaudited Interim Financial Statements        6

Item 2    Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               7


PART II. OTHER INFORMATION                                                    9

PART I. FINANCIAL INFORMATION
PART 1.   FINANCIAL STATEMENTS

                          EIF HOLDINGS, INC.
                      CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)

                                                                         March 31,      December 31,
                                                                            1997           1996
                                                                       ------------    ------------
          ASSETS
Current assets
    Cash                                                               $     60,665    $    178,231
    Contracts receivable, net of allowance for doubtful accounts          5,856,830       7,299,059
    Cost and estimated earnings in excess of billings on uncompleted
      contracts                                                              20,222         326,343
    Supplies inventory                                                      569,353         478,370
    Prepaid assets                                                          431,531          85,816
                                                                       ------------    ------------

          Total current assets                                            6,938,601       8,367,819

Machinery and equipment, net of accumulated depreciation                  1,304,596       1,275,087
Goodwill                                                                    777,849         881,680
Other assets                                                                   --            50,917
                                                                       ------------    ------------
                                                                       $  9,021,046    $ 10,575,503
                                                                       ============    ============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Notes payable, bank                                                 $  2,941,887       1,856,751
   Accounts payable and accrued expenses                                  6,227,716       6,428,112
   Billings in excess of cost and estimated earnings on uncompleted
    contracts                                                                  --           737,476
   Notes payable, due to shareholders                                     6,680,642       4,908,317
   Current maturities of long-term debt                                        --           144,311
                                                                       ------------    ------------

          Total current liabilities                                      15,850,245      14,074,967

Long term debt                                                                               73,882

Stockholders' equity
   Common stock                                                           3,019,246       3,019,246
   Additional paid-in capital                                               804,696         804,696
   (Deficit)                                                            (10,653,141)     (7,397,288)
                                                                       ------------    ------------
                                                                         (6,829,199)     (3,573,346)

                                                                       ------------    ------------
                                                                       $  9,021,046    $ 10,575,503
                                                                       ============    ============


      See accompanying notes to consolidated financial statements

                          EIF HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                                    Three Months ended
                                                         March 31,
                                           ----------------------------------
                                                 1997               1996
                                           ----------------    --------------

Contract revenue                               $  5,531,155      $  5,018,611

Cost of contract revenue                          3,629,698         3,526,334
                                               ------------      ------------

Gross profit                                      1,901,457         1,492,277

Selling, general and administrative               2,100,638         2,909,575
                                               ------------      ------------

Operating (loss)                                   (199,181)       (1,417,298)

Other income (expense)                                    0                 0
                                               ------------      ------------

(Loss) before interest expense                     (199,181)       (1,417,298)

Interest expense                                    295,990           107,773
                                               ------------      ------------

(Loss) before benefit for income taxes
                                                   (495,171)       (1,525,071)

Benefit for income taxes                                  0            (3,000)
                                               ------------      ------------

Net (loss)                                     $   (495,171)     $ (1,522,071)
                                               ============      ============

Net (loss) per share                           $      (0.02)     $      (0.07)
                                               ============      ============

Weighted average number of shares
outstanding                                      24,618,201        20,991,827
                                               ============      ============


                                                      Six Months ended
                                                         March 31,
                                            ---------------------------------
                                                  1997               1996
                                            ---------------     -------------

Contract revenue                               $ 11,895,584      $ 11,296,671

Cost of contract revenue                         10,321,572         7,720,047
                                               ------------      ------------

Gross profit                                      1,574,012         3,576,624

Selling, general and administrative               4,206,849         5,235,668
                                               ------------      ------------

Operating (loss)                                 (2,632,837)       (1,659,044)

Other income (expense)                                    0            51,031
                                               ------------      ------------

(Loss) before interest expense                   (2,632,837)       (1,608,013)

Interest expense                                    623,016           209,277
                                               ------------      ------------

(Loss) before benefit for
   income taxes                                  (3,255,853)       (1,817,290)


Benefit for income taxes                                  0                 0
                                               ------------      ------------

Net (loss)                                     $ (3,255,853)     $ (1,817,290)
                                               ============      ============

Net (loss) per share                           $      (0.13)     $      (0.10)
                                               ============      ============

Weighted average number of shares
outstanding                                      24,618,201        17,787,600
                                               ============      ============


      See accompanying notes to consolidated financial statements

                               EIF HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF CASHFLOW
                                   (UNAUDITED)

                                                        Six Months ended
                                                           March 31,
                                                   ---------------------------
                                                       1997           1996
                                                   ------------   ------------

Net cash provided (used) by operating activities   $(2,559,161)   $  (810,105)

Cash flow from investing activities
    Purchase of machinery and equipment               (197,673)          --
                                                   -----------    -----------

Net cash (used) in investing activities               (197,673)          --

Cash flow from financing activities
   Net advances (payment) on notes payable, bank     1,116,349      1,000,141
   Advances on notes payable due to shareholder      1,596,801
   Proceeds from sale of common stock                     --        1,000,000
   Net payments on long-term debt                      (73,882)    (1,054,139)
   Increase in outstanding checks payable                 --           50,107
                                                   -----------    -----------

Net cash provided (used) in financing activities     2,639,268        996,109
                                                   -----------    -----------

Net increase (decrease) in cash                       (117,566)       186,004

Cash, beginning of period                              178,231         70,775
                                                   -----------    -----------

Cash, end of period                                $    60,665    $   256,779
                                                   ===========    ===========



SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended March 31, 1996, the Company acquired
$150,212 of machinery and equipment under capitalized leases.


     See accompanying notes to consolidated financial statements

                          EIF HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         The unaudited interim consolidated financial statements of EIF Holdings, Inc. and its subsidiaries, (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes as contained in Form 10-KSB for the year ended September 30, 1996.

         In the opinion of management, the interim consolidated financial statements reflect all adjustments necessary for fair presentation of the interim period. The results of operations for interim periods are not indicative of results of operations to be expected for the full year.

NOTE 2 - NOTE PAYABLE DUE TO SHAREHOLDER

         During 1996, the Company entered into a line of credit with a major shareholder. The line of credit maximum amount is $5,250,000 and bears interest at the prime rate plus 2% per annum. The line is unsecured and matures on July 31, 1997. The balance outstanding at March 31, 1997 was $6,680,642.




       See accompanying notes to consolidated financial ststements

ITEM 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
        and Results of Operations
        -------------------------


Results of Operations
---------------------

         For the six months ended March 31, 1997, the net loss of $3,255,853 compared to the net loss of $1,817,290 during the same period of 1996. Losses during the six month period reflect the continuation of losses from the year ended September 30, 1996.

Revenue:
          Revenue from P.W. Stephens Contractors, Inc., QHI Stephens Contractors, Inc. and P.W. Stephens Residential, Inc., (collectively referred to as "P.W. Stephens"), increased by $368,000 or (5%) to $8,056,000 for the six months ended March 31, 1997, from $7,688,000 during the same period in 1996. The both the commercial and residential abatement business revenue remained constant during this same period

          P.W. Stephens Contractors, Inc. and P.W. Stephens Services, Inc., formerly known as VonGuard Holdings, Inc., (now collectively referred to as "P.W. Stephens St. Louis") revenue during the six months ended December 31, 1996 increased by $74,000 or (3%) to $2,891,000 compared to the same period of 1996.

          Kelar Controls, Inc.'s, ("Kelar"), revenues during the six months ended March 31, 1997 increased by $400,000 or (200%) to $1,192,000 compared to the same period of 1996. Kelar's revenues increased due to the recognition of revenue from its prior energy savings sales contract, which was treated as a revenue for accounting purposes during the current year.

Gross Profit:
          P.W. Stephens achieved a gross profit of 3.3% during the six months ended March 31, 1997, compared to 38.3% during the same period in 1996. The decrease in gross profit margins reflect the impact of two large jobs which the Company estimates will be at a loss. Reserves for these losses were accrued for during the quarter ended December 31, 1996.

          P.W. Stephens St. Louis achieved a gross profit of 23.6% during the six months ended March 31, 1997, compared to 14.3% during the same period in 1996. This increase reflect increased operating efficiency.

          Kelar's gross profit for the six months ended March 31, 1997, was 72.6%. This gross profit percentage includes $500,000 of shared energy savings revenue. The project was completed in a prior period and the cost incurred were charged to expense during that period, as such only a minimal amount of costs are associated with this revenue during the current period. Without this shared energy savings revenue, Kelar's gross profit would have been substantially less.

Selling, general and administrative expenses:
          P.W. Stephens' selling, general and administrative expenses during the quarter ended decreased by $574,000 (16%) to $2,933,000 compared to $3,507,000 during the six months ended March 31, 1996. This decrease reflects a decline in administrative personnel and the reduction in outside services.

          P.W. Stephens St. Louis' selling, general and administrative expenses during the six months increased by $21,000 (3.2%) to $662,00 compared to $641,000 during the six months ended March 31, 1996. This decrease reflects the consolidation of office and warehouse into one facility.

          Kelar's selling, general and administrative expenses remained constant with prior year.

          EIF Holdings, Inc. ("EIF") administrative expenses for the six months ended March 31, 1997 were $125,000, which did not significantly change over the prior year.

          Interest expense during the six months ended March 31, 1997, was $623,000 compared to $209,000 during the prior year's six month period ended March 31, 1996. The increase was mainly due to borrowing from American Eco Corp. in order to fund the prior year's loss.

Liquidity and Capital Resources
-------------------------------

          The Company's borrowings from its shareholder, American Eco Corp., under a line of credit arrangement remained the main source of capital. Frank Fradella, the Company's President has entered into discussions with American Eco Corp. to for an option to acquire American Eco's interests in the Company. The discussion have included the possibility of the conversion of the line of credit to equity of the Company upon execution of the option. At the present time there is no formal agreement between the parties nor is any assurance that the transaction will be completed.

          During the quarter ended March 31, 1997, P.W. Stephens and P.W. Stephens St. Louis factored certain contract receivables in the amount of $1,903,346 and $852,024. Under the factoring arrangement P.W. Stephens and P.W. Stephens St. Louis are advanced 65% of the face amount the receivable at the time of factoring. If the receivable is not paid within 90 days of the invoice date, they must pay back the advanced amount, plus any fees. The annualized effective interest rate on this money is approximately 58%.

          The Company was also able to borrow $100,000 at the rate of 12% per annum plus 33,333 warrants to purchase the Company's common stock at a price of $0.28 per share. This loan and a prior loan of $300,000, with the same company, are due on June 30, 1997.

          At the present time the Company and it subsidiaries have no bank line of credit to borrow upon.

PART II.          OTHER INFORMATION

ITEM 5.           OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------


(b)      Report on Form 8-K

         No report on Form 8-K were filed during this quarter.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                 EIF HOLDINGS, INC.
                                 ------------------
                                 Registrant


August 21, 1997                    By:  /s/ Joel J. Thomas
                                       ---------------------------------------
                                       Joel J. Thomas
                                       Corporate Secretary and Duly Authorized
                                       Officer

                             EXHIBIT INDEX


          Exhibit          Description
          -------          -----------

            27             Financial Data Schedule