Form 10QSB/A
period 1996-12-31
EIF HOLDINGS INC
filed 1998-01-13
CIK 855424

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A

                                  ------------

                 {X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1996

                                       OR

                 { } TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

                         Commission File Number 0-22388

                               EIF HOLDINGS, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               HAWAII                                   99-0273889
   -------------------------------                 -------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)

                           15201 Pipeline Lane, Ste. B
                       Huntington Beach, California 92649
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (714) 897-9000
                           ---------------------------
                           (Issuer's telephone number)

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

                                    Yes  X  No
                                        ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date.

               Class                          Outstanding at August 11, 1997
               -----                          ------------------------------
      Common stock, no par value                       24,618,201

Transitional Small Business Disclosure Format (Check one):

Yes      ; No   X
    -----     -----

This form 10-QSB/A, Amendment Number 1, amends and supplements the form 10-QSB (the "Original Form 10-QSB") filed by EIF Holdings, Inc. on August 26, 1997. This Amendment Number 1 is to amend and restate Part I: Item 1 and Item 2, Part II Item 1, Item 5, Item 6 and Exhibit 27 of the Original Form 10-QSB. The Original Form 10-QSB is hereby amended and restated to read in its entirety as follows. This Form 10-QSB/A should also be read in conjunction with all subsequent filings with the Securities and Exchange Commission which disclose significant developments.

                                EIF HOLDINGS INC.

                                Table of Contents

PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of December 31, 1996
           and September 30, 1996............................................ 3

         Consolidated Statements of Operations for the Three Months
           Ended December 31, 1996 and 1995.................................. 4

         Consolidated Statements of Cash Flows for the Three Months
           Ended December 31, 1996 and 1995.................................. 5

         Notes to Consolidated Interim Financial Statements.................. 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................. 7


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 9

Item 5.  Other Information................................................... 9

Item 6.  Exhibits and Reports on Form 8-K.................................... 9

         Signatures..........................................................10

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                               EIF HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                   December 31,   September 30,
                                                       1996            1996
                                                   ------------    ------------
                                                    (Unaudited)       Audited
          ASSETS
Current assets:
   Cash........................................... $    378,548    $    178,231
   Accounts receivable, net.......................    5,109,148       7,299,059
   Costs and estimated earnings on contracts
    in progress in excess of billings.............      289,748         326,343
   Supplies inventory.............................      505,296         478,370
   Prepaid assets.................................      717,854          85,816
                                                   ------------    ------------
        Total current assets......................    7,000,594       8,367,819

Machinery and equipment, net......................    1,368,922       1,275,087

Other noncurrent assets:
   Goodwill.......................................      786,691         881,680
   Other assets...................................          692          50,917
                                                   ------------    ------------
                                                        787,383         932,597
                                                   ------------    ------------
   Total assets................................... $  9,156,899    $ 10,575,503
                                                   ============    ============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses........... $  8,831,347    $  6,428,112
  Notes payable...................................    2,333,237       1,856,751
  Billings in excess of costs and estimated
   earnings on contracts in progress..............    1,067,561         737,476
  Note payable due to shareholder.................    6,203,120       4,908,317
  Reserve for contingencies.......................      962,000            --
  Current maturities of long-term debt............         --           144,311
                                                   ------------    ------------
                                                     19,397,265      14,074,967

Long term debt...................................          --            73,882

Stockholders' deficit
  Common stock...................................     3,019,246       3,019,246
  Additional paid-in capital.....................       804,696         804,696
  Accumulated deficit............................   (14,064,308)     (7,397,288)
                                                   ------------    ------------
        Total stockholders' deficit..............   (10,240,366)     (3,573,346)
                                                   ------------    ------------
   Total liabilities and stockholders' deficit...  $  9,156,899    $ 10,575,503
                                                   ============    ============

The balance sheet at September 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation.

The accompanying notes are an integral part of these consolidated financial statements.

                               EIF HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months ended
                                                            December 31,
                                                   ----------------------------
                                                        1996            1995
                                                   ------------    ------------

Revenue........................................... $  6,364,431    $  6,278,060

Cost of services..................................    8,368,212       4,193,713
                                                   ------------    ------------
 Gross profit.....................................   (2,003,781)      2,084,347

Selling, general and administrative expenses......    4,276,213       2,326,093

                                                   ------------    ------------
                                                     (6,279,994)       (241,746)
Other:
 Other (income) expense...........................         --           (51,031)
 Interest expense.................................      387,028         101,504
                                                   ------------    ------------
 Loss before income taxes.........................   (6,667,022)       (292,219)

Income taxes......................................         --             3,000
                                                   ------------    ------------
Net loss.......................................... $ (6,667,022)   $   (295,219)
                                                   ============    ============

Net loss per share................................ $      (0.27)   $      (0.02)
                                                   ============    ============
Weighted average number of common
  shares outstanding..............................   24,618,201      14,618,201
                                                   ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                               EIF HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Three Months ended
                                                          December 31,
                                                   ----------------------------
                                                        1996           1995
                                                   ------------    ------------

Net cash (used in) provided by operating
    activities.................................... $ (1,148,572)   $    151,990

Cash flow from investing activities
    Purchase of machinery and equipment...........     (204,207)         (8,469)
                                                   ------------    ------------

Net cash used in investing activities.............     (204,207)         (8,469)

Cash flow from financing activities
   Net advances (payment) on notes payable........      332,175          10,241
   Net advances on notes due to shareholder.......    1,294,803             --
   Net payments on long-term debt.................      (73,882)       (284,420)
   Increase in outstanding checks payable.........         --            86,684
                                                   ------------    ------------
Net cash provided by (used in)
  financing activities............................    1,553,096        (187,495)
                                                   ------------    ------------

Net increase (decrease) in cash...................      200,317         (43,974)
Cash, beginning of period.........................      178,231          70,775
                                                   ------------    ------------

Cash, end of period............................... $    378,548    $     26,801
                                                   ============    ============


Supplemental disclosure of Non-cash Investing and Financing Activities

During the three months ended December 31, 1995, the Company  acquired  $150,212 of machinery and equipment under capitalized leases.

The accompanying notes are an integral part of these consolidated financial statements.

                               EIF HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by EIF Holdings, Inc., (the "Company"), in accordance with generally accepted accounting principles pursuant to Regulation SB of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes as contained in Form 10KSB for the year ended September 30, 1996. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three month period ended are not necessarily indicative of results of operations to be expected for the full year.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries; P.W. Stephens Contractors, Inc., QHI Stephens Contractors, Inc. and P.W. Stephens Residential, Inc., (collectively referred to as "P.W. Stephens"), P.W. Stephens Contractors, Inc. and P.W. Stephens Services, Inc., formerly known as VonGuard Holdings, Inc., (now collectively referred to as "P.W. Stephens St. Louis") and Kelar Controls, Inc., ("Kelar").

Net Loss Per Share Information. The net loss per share amounts have been computed by dividing net loss by the weighted-average number of common shares outstanding during the respective periods.

In February 1997, The Financial Accounting Standards Board Issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of statement 128 on the calculation of fully diluted earnings per share is not expected to be material.

Note 2 - RESTATEMENT OF PREVIOUSLY FILED 10-QSB

During the first quarter, the Company began a conversion of its computer accounting system to a new software application. The initial conversion efforts failed and it took the Company approximately six months to resolve the problems and complete the conversion. In September 1997, as a result of the initial failed system conversion attempt, the Company determined that beginning in the quarter ended December 31, 1996 it had inadvertently under-recorded certain accounts payable and accrued liabilities primarily related to direct and indirect contract service costs. The Company also determined that certain contingencies should have been recognized in quarters one and two. These factors resulted in an understatement of the Company's liabilities, direct costs and operating expenses as of and for the quarters ended December 31, 1996 and March 31, 1997. Accordingly, the Company has restated its financial statements for these two quarters.

NOTE 3 - TRANSACTIONS WITH SHAREHOLDER

During 1996, the Company entered into a line of credit with a major shareholder, American Eco Corporation (AEC). The line of credit carries a maximum amount of $5,250,000, interest at the prime rate plus 2% per annum, is unsecured and matures on July 31, 1997. Total interest accrued on this line of credit amounted to $283,000 as of December 31, 1996. See Item 2., Management's Discussion and Analysis of Financial Condition, Liquidity and Capital Resources, for further discussion.

Pursuant to an agreement effective October 1, 1996 between AEC and the Company. AEC has agreed to provide certain services to the Company in exchange for a management fee to be paid on a quarterly basis. The services include providing the Company with management guidance as well as quaranteeing certain of the Company's obligations with its creditors, in order to allow the Company to receive favorable terms from these creditors. The agreement provides for a quarterly payment of $1,000,000. See exhibit 10.1 for complete agreement.

NOTE 4 - NOTES PAYABLE

On December 1, 1996 the Company borrowed $300,000 under a promissory note payable to an investor group. The terms of the note, which matures on March 13, 1997, provide for an interest rate of 12% per annum. In connection with the note, the Company committed to issue 150,000 warrants to purchase the common stock of the Company subject to shareholder approval of an increase in the authorized number of outstanding shares.

On September 30, 1996 the Company obtained a $1,300,000 line of credit facility from an investor group. The terms of the revolving credit facility provide for an interest rate of 10% per annum and a maturity of March 1, 1998. During the current quarter the Company borrowed $145,000 under the credit facility. The outstanding balance under the facility as of December 31, 1996 was $370,000.

NOTE 5 - RESERVE FOR CONTINGENCIES

See Part II, Item 1.  Legal Proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
----------------------

Revenue:

Revenue for the three months ended December 31, 1996 increased 1.4% to $6,364,000 from $6,278,000 for the same period in 1995. The increase in revenue was the combined result of a 57.3% increase in revenue from P.W. Stephens St.Louis of $723,000 offset by a decrease in revenue from P.W. Stephens and Kelar of ($306,000) or (6.8%) and ($68,000) or (25.3%) respectively. The increase in revenue for P.W. Stephens St. Louis was primarily due to an increased sales effort and the awarding of new contracts. The decrease in revenue for P.W. Stephens and Kelar was the result of normal fluctuations in being awarded new contracts and the timing of the commencement of new work. Kelar was also affected by a reduction in revenue in the current quarter from a large ongoing energy savings contract compared to the same period in 1995.

Gross Profit:

Gross profit as a percentage of revenue for the three month period ended December 31, 1996 was a negative (31.5)% compared to a positive 33.2% for the same period in 1995. The decrease in the gross profit margin was primarily due to P.W. Stephens which had a negative gross margin of (59.6)% during the quarter ended December 31, 1996, compared to a positive 38.3% for the same period in 1995. The decrease in gross profit margin reflects the impact of the Company's estimates of several large jobs which it expects to experience significant losses through completion. As a partial offset to P.W. Stephens' decrease in gross profit, P.W. Stephens St. Louis achieved a gross profit of 20.3% compared to 14.3% during the three month periods ended December 31, 1996 and 1995 respectively resulting from operating efficiencies recognized from the consolidation of branches which occurred in the spring of 1996. Kelar's gross profit for the three months ended December 31, 1996, was 35.7%. This gross profit percentage includes revenue from shared energy savings contracts. Once initial work is completed, these projects produce ongoing revenue while incurring minimal costs.

Selling, general and administrative expenses:

Selling, general and administrative expenses (SG&A) for the three months ended December 31, 1996 increased to $4,476,000 from $2,326,000 for the same period in 1995. The increase in SG&A expenses is the combined result of management fees incurred during the period of $1,000,000, an increase in litigation and contingency reserves of $962,000 and an increase in the reserves for trade receivables of $220,000. Without the impact of these items, the Company's SG&A expenses as a percentage of revenue has remained consistent at 37%.

Other Expenses

Interest expense during the three months ended December 31, 1996, was $387,000 compared to $101,000 for the same period in 1995. The increase was primarily due to additional borrowings under the line of credit from its principal shareholder, American Eco Corp.

Net Loss

The net loss for the three months ended December 31, 1996 increased to ($6,867,000) compared to a net loss of ($295,000) during the same period in 1995. Losses during the current period reflect the combined result of significant losses relating to several large jobs, the management fees incurred in the current period and the increase in litigation and contingency reserves.

Liquidity and Capital Resources:
--------------------------------

The Company's borrowings from American Eco Corp. (AEC) remained its major source of capital. The balance due to AEC as of December 31, 1996 was $6,203,000, an increase of $1,295,000 from the September 30, 1996 fiscal year end balance. The original terms of the AEC facility provided for a maximum borrowing amount of $5,250,000. Discussions are continuing regarding a potential exchange of the AEC credit line for additional shares of the Company's common stock. In conjunction with those discussions, AEC has allowed the outstanding borrowings to exceed the maximum amount of the facility. Prior to any exchange of part or all of the line of credit to common stock, the terms of the exchange must be negotiated and the Company must receive shareholder approval to increase its authorized number of outstanding shares. There is no assurance that this can be achieved.

The Company utilized factoring arrangements as a significant source of cash during the quarter ended December 31, 1996. P.W. Stephens St. Louis factored contract receivables in the amount of $1,860,000 during the period. Under the factoring arrangement, P.W. Stephens St. Louis received 65% of the factored receivables and incurred an annualized effective interest rate of approximately 28%.

During the quarter ended December 31, 1996, the Company also borrowed $300,000 under a promissory note payable to an investor group. The terms of the note, which matures on March 13, 1997, provide for an interest rate of 12% per annum. In connection with the note, the Company committed to issue 150,000 warrants to purchase the common stock of the Company subject to shareholder approval of an increase in the authorized number of outstanding shares.

The Company also borrowed an additional $145,000 in the current quarter from its existing revolving credit facility with an investor group. The terms of the $1,300,000 revolving credit facility provide for an interest rate of 10% per annum and matures on March 1, 1997.

Neither the Company nor any of its subsidiaries have a bank line of credit from which to borrow. As part of the management agreement between AEC and the Company, AEC has agreed to assist the Company in obtaining favorable financing, including but not limited to providing any necessary guarantees. There is no assurance that financing can be obtained. P.W. Stephens continues to pay off its expired credit facility at a rate of $200,000 per month. As of December 31, 1996, the outstanding balance on that facility was $800,000.

PART      II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The nature and scope of the Company's business operations bring it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject the Company to the hazards of litigation, which are defended in the normal course of business. The Company is currently involved in several litigations and investigations including regulatory compliance. Although the outcome of these claims is not clearly determinable at the present time, Management believes that such proceedings are either adequately covered by insurance, or if uninsured, by the estimated losses it has recorded to date. The resolution of such claims, however, could have a material effect on the Company's results of operations or cash flows. The reserves for litigation and contingencies recorded by the Company as of December 31, 1996 total $962,000.

ITEM 5.   OTHER INFORMATION

On October 22, 1996, Mr. Joel J. Thomas was hired as Chief Financial Officer of the Company.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

      Exhibit 10.1 Management Agreement effective October 1, 1996 between the Company and American Eco Corp.

      Exhibit 10.2 Promissory Note dated December 13, 1996 between the Company and Truman Harty

      Exhibit 10.3 Revolving Line of Credit dated September 1, 1996 between the Company and Turner Holdings, Inc.

      Exhibit 27.     Financial Data Schedule

(b)   REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the quarter ended
      December 31, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                    EIF HOLDINGS, INC.
                                    ------------------
                                    Registrant


January 13, 1998                 By: /S/ J. Drennan Lowell
                                    -----------------------------
                                    J. Drennan Lowell
                                    Vice President, Chief Financial Officer,
                                    Treasurer and Secretary

                               EIF HOLDINGS, INC.

                                 EXHIBIT INDEX


         Exhibit           Description                                      Page
         -------           -----------                                      ----

         Exhibit 10.1      Management Agreement Effective 10/1/96
                           between the Company and American Eco Corp.......  12

         Exhibit 10.2      Promissory Note dated December 13, 1996
                           between the Company and Truman Harty............  14

         Exhibit 10.3      Revolving Line of Credit dated September 1, 1996
                           between the Company and Turner Holdings, Inc....  15


         Exhibit 27        Financial Data Schedule.........................  17