Form 10QSB/A
period 1997-03-31
EIF HOLDINGS INC
filed 1998-01-13
CIK 855424

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
        -----------------------------------------------------------------
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

                                 Not applicable
--------------------------------------------------------------------------------
(Former name,former address and former fiscal year if changed since last report)

Check whether the issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes        No   X
                                -----     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date.

               Class                             Outstanding at August 12, 1997
               -----                             ------------------------------
     Common stock, no par value                           24,618,201


Transitional Small Business Disclosure Format (Check one):

Yes     ; No  X
   -----    -----

This form 10-QSB/A, Amendment Number 1, amends and supplements the form 10-QSB (the "Original Form 10-QSB") filed by EIF Holdings, Inc. on August 26, 1997. This Amendment Number 1 is to amend and restate Part I: Item 1 and Item 2, Part II Item 1, Item 5, Item 6 and Exhibit 27 of the Original Form 10-QSB. The Original Form 10-QSB is hereby amended and restated to read in its entirety as follows. This Form 10-QSB/A should also be read in conjunction with all prior and subsequent filings with the Securities and Exchange Commission for the current fiscal year which disclose significant developments.


                                EIF HOLDINGS INC.

                                Table of Contents

PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of March 31, 1997
           and September 30, 1996............................................ 3

         Consolidated Statements of Operations for the Three and Six
           Months Ended March 31, 1997 and 1996.............................. 4

         Consolidated Statements of Cash Flows for the Six
           Months Ended March 31, 1997 and 1996.............................. 5

         Notes to Consolidated Interim Financial Statements.................. 6

Item 2.  Management's Discussion and analysis of Financial condition and
           Results of Operations............................................. 7


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................10

Item 5.  Other Information...................................................10

Item 6.  Exhibits and Reports on Form 8-K....................................10

         Signatures..........................................................11

PART I. FINANCIAL INFORMATION

PART 1. FINANCIAL STATEMENTS


                               EIF HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                     March 31,    September 30,
                                                       1997            1996
                                                   ------------    ------------
                                                    (Unaudited)      (Audited)
          ASSETS
Current assets:
   Cash........................................... $     60,665    $    178,231
   Accounts receivable, net.......................    5,636,830       7,299,059
   Costs and estimated earnings on contracts
    in progress in excess of billings.............       20,222         326,343
   Supplies inventory.............................      569,353         478,370
   Prepaid assets.................................      431,531          85,816
                                                   ------------    ------------
        Total current assets......................    6,718,601       8,367,819

Machinery and equipment, net......................    1,304,596       1,275,087

Other noncurrent assets:
   Goodwill.......................................      777,849         881,680
   Other assets...................................         --            50,917
                                                   ------------    ------------
                                                        777,849         932,597
                                                   ------------    ------------
   Total assets................................... $  8,801,046    $ 10,575,503
                                                   ============    ============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses........... $  9,228,517    $  6,428,112
  Notes payable...................................    2,941,887       1,856,751
  Billings in excess of costs and estimated
   earnings on contracts in progress..............         --           737,476
  Unearned Revenue................................      400,000            --
  Note payable due to shareholder.................    7,180,642       4,908,317
  Reserve for contingencies.......................    1,049,400            --
  Current maturities of long-term debt............         --           144,311
                                                   ------------    ------------
                                                     20,800,446      14,074,967

Long term debt...................................          --            73,882

Stockholders' deficit
  Common stock...................................     3,019,246       3,019,246
  Additional paid-in capital.....................       804,696         804,696
  Accumulated deficit............................   (15,823,342)     (7,397,288)
                                                   ------------    ------------
        Total stockholders' deficit..............   (11,999,400)     (3,573,346)
                                                   ------------    ------------
   Total liabilities and stockholders' deficit...  $  8,801,046    $ 10,575,503
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

                               EIF HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months ended
                                                             March 31,
                                                   ----------------------------
                                                       1997             1996
                                                   ------------    ------------

Contract revenue.................................. $  5,131,154    $  5,018,611

Cost of contract revenue..........................    3,596,158       3,526,334
                                                   ------------    ------------
 Gross profit.....................................    1,534,996       1,492,277

Selling, general and administrative expenses......    2,938,042       2,909,575
                                                   ------------    ------------
                                                     (1,403,046)     (1,417,298)
Other:
 Other income (expense)...........................         --              --
 Interest Expense.................................      355,988         107,773
                                                   ------------    ------------
 Loss before provision (benefit)for income taxes..   (1,759,035)     (1,525,071)

Income tax provision (benefit)....................         --            (3,000)
                                                   ------------    ------------
Net loss.......................................... $ (1,759,035)   $ (1,522,071)
                                                   ============    ============

Net loss per share................................ $      (0.07)   $      (0.07)
                                                   ============    ============

Weighted average number of common
  shares outstanding..............................   24,618,201      20,991,827
                                                   ============    ============


                                                         Six Months ended
                                                             March 31,
                                                   ----------------------------
                                                       1997             1996
                                                   ------------    ------------

Contract revenue.................................. $ 11,495,584    $ 11,296,671

Cost of contract revenue..........................   11,964,368       7,720,047
                                                   ------------    ------------
 Gross profit.....................................     (468,784)      3,576,624

Selling, general and administrative...............    7,214,253       5,235,668
                                                   ------------    ------------
                                                     (7,683,037)     (1,659,044)
Other:
 Other income (expense)...........................         --            51,031
 Interest Expense.................................      743,016         209,277
                                                   ------------    ------------
 Loss before provision (benefit)for income taxes..   (8,426,053)     (1,817,290)

Income tax provision (benefit)....................         --              --
                                                   ------------    ------------
Net loss.......................................... $ (8,426,053)   $ (1,817,290)
                                                   ============    ============

Net loss per share................................ $      (0.34)   $      (0.10)
                                                   ============    ============

Weighted average number of common
  shares outstanding..............................   24,618,201      17,787,600
                                                   ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                               EIF HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Six Months ended
                                                            March 31,
                                                   ----------------------------
                                                       1997           1996
                                                   ------------    ------------

Net cash used in operating activities............. $ (3,059,161)    $  (810,105)

Cash flow from investing activities
    Purchase of machinery and equipment...........     (197,673)           --
                                                   ------------    ------------

Net cash used in investing activities.............     (197,673)           --

Cash flow from financing activities
   Net advances (payment) on notes payable........      940,825       1,000,141
   Net advances on notes due to shareholder.......    2,272,325            --
   Proceeds from sale of common stock.............         --         1,000,000
   Net payments on long-term debt.................      (73,882)     (1,054,139)
   Increase in outstanding checks payable.........         --            50,107
                                                   ------------    ------------

Net cash provided by financing activities.........    3,139,268         996,109
                                                   ------------     -----------

Net (decrease) increase in cash...................     (117,566)        186,004

Cash, beginning of period.........................      178,231          70,775
                                                   ------------    ------------

Cash, end of period............................... $     60,665    $    256,779
                                                   ============    ============



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

Note 2 - RESTATEMENT OF PREVIOUSLY FILED 10-QSB

During the first quarter, the Company began a conversion of its computer accounting system to a new software application. The initial conversion efforts failed and it took the Company approximately six months to resolve the problems and complete the conversion. In September 1997, the Company determined that beginning in the quarter ended December 31, 1996, as a result of the initial failed system conversion attempt, it had inadvertently under-recorded certain accounts payable and accrued liabilities primarily related to direct and indirect contract service costs. The Company also determined that certain contingencies should have been recognized in quarters one and two. These factors resulted in an understatement of the Company's liabilities, direct costs and operating expenses as of and for the quarters ended December 31, 1996 and March 31, 1997. Accordingly, the Company has restated its financial statements for these two quarters.

NOTE 3 - TRANSACTIONS WITH SHAREHOLDER

During 1996, the Company entered into a line of credit with a major shareholder, American Eco Corp. (AEC). The line of Credit carries a maximum borrowing amount of $5,250,000, interest at the prime rate plus 2% per annum, is unsecured and matures on July 31, 1997. See Item 2., Management's Discussion and Analysis of Financial Condition, Liquidity and Capital Resources, for further discussion.

Pursuant to an agreement dated October 1, 1996 between AEC and the Company. AEC has agreed to provide certain services to the Company in exchange for a management fee to be paid on a quarterly basis. The services include providing the Company with management guidance as well as guaranteeing certain of the Company's obligations with its creditors, in order to allow the Company to receive favorable terms from these creditors. The agreement provides for a quarterly payment of $1,000,000.

NOTE 4 - NOTES PAYABLE

On December 1, 1996 the Company borrowed $300,000 under a promissory note payable to an investor group. The terms of the note, which matures on March 13, 1997, provide for an interest rate of 12% per annum. In connection with the note, the Company committed to issue 150,000 warrants to purchase the common stock of the Company subject to shareholder approval of an increase in the authorized number of outstanding shares. The Company is currently negotiating with the investor group an amendment and extension to the note.

On September 30, 1996 the Company obtained a $1,300,000 line of credit facility from an investor group. The terms of the revolving credit facility provide for an interest rate of 10% per annum and matures on March 1, 1998. During the current quarter the Company borrowed $660,000 under the credit facility. The outstanding balance under the facility as of March 31, 1997 was $1,030,000.

NOTE 5 - RESERVE FOR CONTINGENCIES

See Part II, Item 1.  Legal Proceedings.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             Results of Operations


                       Three Months Ended March 31, 1997
                                     Versus
                       Three Months Ended March 31, 1996

Revenue:

Revenue for the three months ended March 31, 1997 increased 2.2% to $5,131,000 from 5,019,000 for the same period in 1996. The increase in revenue was the combined result of an increase in revenue from P.W. Stephens and Kelar of $424,000 or 13.1% and $69,000 or 13.2% respectively offset by a (29.1%) decrease in revenue from P.W. Stephens St.Louis of ($372,000). The revenue for the quarter was effected by normal fluctuations in the Company being awarded new contracts and the timing of the commencement of new work. Kelar's revenue was also affected by the recognition in the current quarter of additional revenue from a large ongoing energy savings contract compared to the same period in 1996. In addition, P.W. Stephens St. Louis was impacted by a larger than normal decrease in bid opportunities in its union services markets in the current quarter, which is not a trend the Company expects to continue.


Gross Profit:

Gross Profit as a percentage of revenue for the three month period ended March 31, 1997 was 29.9% compared to 29.7% for the same period in 1996. The increase in the gross profit margin was the combined result of P.W. Stephens St. Louis which achieved a gross profit of 30.8% compared to 9.5% during the three month periods ended March 31, 1997 and 1996 respectively resulting from operating efficiencies recognized from the consolidation of branches which occurred in the spring of 1996. In addition, Kelar's gross profit margin for the current quarter was 79.0% compared to 42.1% for the same period in the prior year. This gross profit percentage includes revenue from shared energy savings contracts. Once initial work is completed and expensed, these projects produce ongoing revenue while incurring minimal costs. The increase in Kelar's gross profit margin reflects the timing of the initial work performed. The increases in gross margin was offset by P.W. Stephens which had a gross margin of 21.7% during the quarter ended March 31, 1997, compared to 32.5% for the same period in 1996. The decrease in gross profit margin reflects the effects of continuing losses on several large commercial asbestos jobs.

Selling, general and administrative expenses:

Selling, general and administrative expenses (SG&A) for the three months ended March 31, 1997 increased to $2,938,000 from $2,909,000 for the same period in 1996. The increase in SG&A expenses is the combined result of additional management fees incurred during the period of $1,000,000 offset by a decrease in P.W. Stephens' SG&A resulting from the cost containment initiatives implemented during the current period.

Other Expenses

Interest expense during the three months ended March 31, 1997, was $356,000 compared to $108,000 for the same period in 1996. The increase was pimarily the combined result of the additional amounts outstanding under the line of credit from its principal shareholder, American Eco Corporation and from the utilization of factoring arrangements.

Net Loss

The net loss for the three months ended March 31, 1997 increased to ($1,759,000) compared to a net loss of ($1,522,000) during the same period in 1996. Losses during the current period primarily reflect the combined result of an increase in interest expense and the additional management fees incurred in the current period.

                        Six Months Ended March 31, 1997
                                     Versus
                        Six Months Ended March 31, 1996

Revenue:

Revenue for the six months ended March 31, 1997 increased 1.7% to $11,496,000 from 11,297,000 for the same period in 1996. The increase in revenue was the combined result of a 1.5% increase in revenue from P.W. Stephens of $118,000 and a 2.6% increase from P.W. Stephens St. Louis of 74,000. Kelar's revenue for the six months ending March 31, 1997 of $792,000 remained consistent with the same period in the prior year. The increase in revenue for P.W. Stephens and P.W. Stephens St. Louis was result of normal fluctuations in being awarded new contracts and the timing of the commencement of new work.

Gross Profit:

Gross profit as a percentage of revenue for the six month period ended March 31, 1997 was a negative (4.1)% compared to a positive 31.7% for the same period in 1996. The decrease in the gross profit margin was primarily due to P.W. Stephens which had a negative gross margin of (21.7)% during the six month period ended March 31, 1997, compared to a positive 38.3% for the same period in 1996. The decrease in gross profit margin reflects the impact of several large jobs that experienced significant losses. As a partial offset to P.W. Stephens' decrease in gross profit, P.W. Stephens St. Louis achieved a gross profit of 23.6% compared to 14.3% during the six month periods ended March 31, 1996 and 1995 respectively resulting from the recognition of increased operating efficiencies. Kelar's gross profit for the six months ended March 31, 1997, was 68.0%. This gross profit percentage includes revenue from shared energy savings contracts. Once initial work is completed and expensed, these projects produce ongoing revenue while incurring minimal costs.

Selling, general and administrative expenses:

Selling, general and administrative expenses (SG&A) for the six months ended March 31, 1997 increased to $7,214,000 from $5,236,000 for the same period in 1996. The increase in SG&A expenses is the combined result of management fees incurred during the six month period of $2,000,000, an increase in litigation and contingency reserves of $1,049,000 and an increase in the reserves for trade receivables of $220,000. Without the impact of these items, the Company's SG&A expenses as a percentage of revenue has decreased to 36.1% from 46.3% primarily resulting from the cost containment initiatives implemented by P.W Stephens during the period.

Other Expenses

Interest expense during the six months ended March 31, 1997, was $743,000 compared to $209,000 for the same period in 1996. The increase was primarily the combined result of the additional amounts outstanding under the line of credit from its principal shareholder, American Eco Corporation and the utilization of factoring arrangements.

Net Loss

The net loss for the six months ended March 31, 1997 increased to ($8,426,000) compared to a net loss of ($1,817,000) during the same period in 1996. Losses during the current period reflect the combined result of significant losses relating to several large jobs, the management fees incurred in the current six month period and the increase in litigation and contingency reserves.

Liquidity and Capital Resources:

The Company's borrowings from American Eco Corp. (AEC) remained its major source of capital. The balance due to AEC as of March 31, 1997 was $7,181,000 an increase of $2,272,000 from the September 30, 1996 fiscal year end balance. The original terms of the AEC facility provided for a maximum borrowing amount of $5,250,000. Discussions are continuing regarding a potential exchange of the AEC credit line for additional shares of the Company's common stock. In conjunction with those discussions, AEC has allowed the outstanding borrowings to exceed the maximum amount of the facility. Prior to any exchange of part or all of the line of credit to common stock, the terms of the exchange must be negotiated and the Company must receive shareholder approval to increase its authorized number of outstanding shares. There is no assurance that this can be achieved.

The Company utilized factoring arrangements as a source of cash during the six months ended March 31, 1997. P.W. Stephens and P.W. Stephens St. Louis factored contract receivables in the amount of $1,903,000 and $2,712,000 respectively during the period. Under the factoring arrangement, P.W. Stephens and P.W.
Stephens St. Louis are advanced 65% of the face amount of the factored receivables and incur annualized effective interest of approximately 28%.

During the six months ended March 31, 1997, the Company borrowed $300,000 under a promissory note payable to an investor group. The terms of the note provide for an interest rate of 12% per annum and matured on March 13, 1997. The Company is currently negotiating with the investor group to extend the maturity. In connection with the note, the Company committed to issue 150,000 warrants to purchase the common stock of the Company subject to shareholder approval of an increase in the authorized number of outstanding shares.

The Company also borrowed an additional $660,000 in the current quarter from its existing revolving credit facility with an investor group. The terms of the $1,300,000 revolving credit facility provide for an interest rate of 10% per annum and matures on March 1, 1997. The total borrowing amount outstanding as of March 31, 1997 was $1,030,000.

Neither the Company nor any of its subsidiaries have a bank line of credit from which to borrow. As part of the management agreement between AEC and the Company, AEC has agreed to assist the Company in obtaining favorable financing, including but not limited to providing any necessary guarantees. There is no assurance that financing can be obtained.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The nature and scope of the Company's business operations bring it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject the Company to the hazards of litigation, which are defended in the normal course of business. The Company is currently involved in several litigations and investigations including regulatory compliance. Although the outcome of these claims is not clearly determinable at the present time, Management believes that such proceedings are either adequately covered by insurance, or if uninsured, by the estimated losses it has recorded to date. The resolution of such claims, however, could have a material effect on the Company's results of operations or cash flows. The reserves for litigation and contingencies recorded by the Company as of March 31, 1997 total $1,049,400.

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

      Exhibit 27.     Financial Data Schedule

(b)   REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the quarter ended
      March 31, 1997.

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

                               EIF HOLDINGS, INC.

                                 EXHIBIT INDEX


         Exhibit           Description                                     Page
         -------           -----------                                     ----

         27                Financial Data Schedule........................  13