Form 10QSB
period 1997-06-30
EIF HOLDINGS INC
filed 1998-01-13
CIK 855424

UNITED STATES
                        SECURITES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                  ------------

                 {X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURTIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

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

                            Yes        No   X
                                -----     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date.

               Class                           Outstanding at December 10, 1997
               -----                           -------------------------------
     Common stock, no par value                           24,618,201


Transitional Small Business Disclosure Format (Check one):

Yes     ; No  X
   -----    -----

                                EIF HOLDINGS INC.

                                Table of Contents

PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of June 30, 1997
           and September 30, 1996........................................... 3

         Consolidated Statements of Operations for the Three and Nine
           Months Ended June 30, 1997 and 1996.. ........................... 4

         Consolidated Statements of Cashflow for the Nine
           Months Ended June 30, 1997 and 1996.............................. 5

         Notes to Consolidated Interim Financial Statements................. 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................ 8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 11

Item 5.  Other Information.................................................. 11

Item 6.  Exhibits and Reports on Form 8-K................................... 12

         Signatures......................................................... 13

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                               EIF HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                     June 30,      September 30,
                                                       1997            1996
                                                   ------------    ------------
                                                    (Unaudited)      (Audited)
          ASSETS
Current assets:
   Cash........................................... $    137,166    $    178,231
   Accounts receivable, net.......................    2,576,823       7,299,059
   Note Receivable................................    2,500,000            --
   Costs and estimated earnings on contracts
    in progress in excess of billings.............      104,349         326,343
   Supplies inventory.............................      271,892         478,370
   Prepaid assets.................................      142,147          85,816
                                                   ------------    ------------
        Total current assets......................    5,732,377       8,367,819

Machinery and equipment, net......................      698,212       1,275,087

Other noncurrent assets:
   Goodwill.......................................      766,070         881,680
   Other assets...................................       26,846          50,917
                                                   ------------    ------------
                                                        792,916         932,597
                                                   ------------    ------------
   Total assets................................... $  7,223,505    $ 10,575,503
                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses........... $  2,551,308    $  6,428,112
  Notes payable...................................    3,278,385       1,856,751
  Billings in excess of costs and estimated
   earnings on contracts in progress..............       21,022         737,476
  Note payable due to shareholder.................    8,215,926       4,908,317
  Reserve for contingencies.......................    1,349,000            --
  Net Liabilities of Discontinued Operations......    2,156,568            --
  Current maturities of long-term debt............         --           144,311
                                                   ------------    ------------
        Total current liabilities.................   17,572,209      14,074,967

Long term debt...................................          --            73,882

Stockholders' deficit
  Common stock...................................     3,019,246       3,019,246
  Additional paid-in capital.....................       804,696         804,696
  Accumulated deficit............................   (14,172,646)     (7,397,288)
                                                   ------------    ------------
        Total stockholders' deficit..............   (10,348,704)     (3,573,346)
                                                   ------------    ------------
   Total liabilities and stockholders' deficit...  $  7,223,505    $ 10,575,503
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


                               EIF HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended              Nine Months Ended
                                                             June 30,                        June 30,
                                                   ----------------------------    ----------------------------
                                                       1997             1996           1997            1996
                                                   ------------    ------------    ------------    ------------

Revenue........................................... $  3,857,837    $  7,863,783    $ 10,246,244    $ 19,160,454

Cost of services..................................    2,275,368       5,886,902       6,025,219      13,606,949
                                                   ------------    ------------    ------------    ------------
 Gross profit.....................................    1,582,469       1,976,881       4,221,025       5,553,505

Selling, general and administrative expenses......    1,670,694       2,684,248       6,322,318       7,919,916
                                                   ------------    ------------    ------------    ------------
                                                        (88,225)       (707,367)     (2,101,293)     (2,366,411)
Other:
 Other (income)expense............................       22,419           3,653          22,419         (47,378)
 Interest Expense.................................      361,996          93,596       1,105,012         302,873
                                                   ------------    ------------    ------------    ------------
Loss before income taxes..........................     (472,640)       (804,616)     (3,228,724)     (2,621,906)

Income taxes......................................         --              --              --              --
                                                   ------------    ------------    ------------    ------------
 Loss from continuing operations.................. $   (472,640)   $   (804,616)   $ (3,228,724)   $ (2,621,906)

Discontinued operations, net of income taxes:
 Loss from operations.............................      (88,614)           --        (5,758,582)           --
 Loss on disposal of assets from
     discontinued operations......................     (158,630)           --          (158,630)           --
 Gain on sale of Kelar Controls, Inc..............    2,370,580            --         2,370,580            --
                                                   ------------    ------------    ------------    ------------
                                                      2,123,336            --        (3,546,632)           --
                                                   ------------    ------------    ------------    ------------
Net income (loss)................................. $  1,650,696    $   (804,616)   $ (6,775,356)   $ (2,621,906)
                                                   ============    ============    ============    ============

Net income (loss) per share:
 Continuing operations............................ $      (0.02)   $      (0.03)   $      (0.13)   $      (0.13)
Discontinued operations:
 From operations.................................. $      (0.00)   $       --      $      (0.23)   $       --
 From disposition................................. $       0.09    $       --      $       0.09    $       --
                                                   ------------    ------------    ------------    ------------
Net income (loss) per share....................... $       0.07   $       (0.03)   $      (0.27)   $      (0.13)
                                                   ============    ============    ============    ============

Weighted average number of common
  shares outstanding..............................   24,618,201      24,618,201      24,618,201      20,056,157
                                                   ============    ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                               EIF HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF CASHFLOW
                                   (UNAUDITED)

                                                        Nine Months ended
                                                             June 30,
                                                   ----------------------------
                                                       1997           1996
                                                   ------------    ------------

Net cash used in operating activities............. $ (6,798,727)    $(3,362,602)

Cash flow from investing activities
    Purchase of machinery and equipment...........     (198,228)       (165,308)
    Net liabilities in discontinued operations....    2,156,568            --
                                                   ------------    ------------

Net cash provided by (used in) investing
  activities......................................    1,958,340        (165,308)

Cash flow from financing activities
   Change in Cash Overdraft.......................         --           211,969
   Net advances on notes payable..................      685,595         905,942
   Net advances on notes due to shareholder.......    4,187,609            --
   Proceeds from sale of common stock.............         --         1,000,000
   Net (payments) proceeds on long-term debt......      (73,882)      1,448,574
                                                   ------------    ------------

Net cash provided by financing activities.........    4,799,322       3,566,485
                                                   ------------     -----------

Net (decrease) increase in cash...................      (41,065)         38,575

Cash, beginning of period.........................      178,231          70,775
                                                   ------------    ------------

Cash, end of period............................... $    137,166   $    109,350
                                                   ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

On June 30, 1997, the Company sold all of the issued and outstanding shares of Kelar Controls to Regal Oak Properties, Inc. in return for a $2,500,000 Promissory Note.

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries; P.W. Stephens Services, Inc. and P.W. Stephens Contractors, Inc. collectively referred to as "P.W. Stephens St. Louis and P.W. Stephens Residential, Inc., (which was formerly combined with P.W. Stephens Contractors, Inc. and QHI Stephens Inc. and referred to as "P.W. Stephens"). The P.W. Stephens Contractors, Inc. and QHI Stephens Contractors, Inc. subsidiaries were discontinued in May 1997 and have been accounted for as discontinued operations for all current periods reported under this Form 10-QSB. Kelar Controls, Inc. was divested on June 30, 1997, accordingly their operations are reflected through that date on the interim financial statements.

Net Income (Loss) Per Share Information. The net loss per share amounts have been computed by dividing net loss by the weighted-average number of common shares outstanding during the respective periods.

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

Reclassifications. Certain reclassifications have been made to prior year financial statements to conform with the current year presentation.

NOTE 2 - DISCONTINUED OPERATIONS

Resulting from ongoing losses, and in keeping with the Company's focus on specializing in industrial maintenance services, management made the decision in May 1997 to discontinue the commercial asbestos abatement operations of P.W. Stephens Contractors, Inc. and QHI Stephens, Inc. The discontinued operations have been segregated from continuing operations in the current year interim financial statements included on this Form 10-QSB.

Revenue from the discontinued operations for the nine months ended June 30, 1997 was $6,975,974 compared to $9,883,907 for the same period in the prior year. The decline in revenue was the result of the Company's decision not to accept major new jobs for several months while the commercial asbestos operations were evaluated. The total net loss for the discontinued operations for the nine months ended June 30, 1997 was $5,917,212 compared to $1,421,575 for the same period in 1996. The increased loss was the combined result of ongoing losses on several large jobs, an increase in reserves for accounts receivable and contingencies relating to the decision to discontinue the operations.

The following table summarizes the net liabilities related to the discontinued operations:

                                                    June 30,
                                                      1997
                                                 ------------
  Current assets................................ $  2,295,975
  Property and equipment, net...................      140,720
  Current liabilites............................   (4,593,263)
                                                 ------------
    Net liabilities related to discontinued
     operations................................. $ (2,156,568)
                                                 ============

Included in the current liabilites at June 30, 1997 is a provision for loss on discontinued operations of $300,000 which consists of estimated costs associated with the disposal and operating losses expected through February 28, 1998, the phase out period. During the current quarter, the Company sold certain property and equipment with a net book value of $258,933 related to the discontinued operations that could not be used in the existing businesses. The Company received proceeds of $99,950 for the sale of those assets resulting in a loss on disposition of assets in the amount of $158,983. The remaining property and equipment consists of vehicles that will be utilized in the ongoing operations.

NOTE 3 - BUSINESS DIVESTITURE

As of June 30, 1997, the Company completed the sale of all of the issued and outstanding shares of Kelar Controls, Inc. (Kelar) to Regal Oak Properties, Inc. for $2,500,000. Pursuant to the Acquisition Agreement, the Company received a Promissory Note for the full purchase price. The note is payable in one (1) installment due June 30, 1998, accrues interest at 10% per annum and is secured by performance bonds.

NOTE 4 - TRANSACTIONS WITH SHAREHOLDER

During the fiscal year ended September 30, 1996, the Company entered into a line of credit with a major shareholder, American Eco Corporation (AEC). The original line of credit carried a maximum borrowing amount of $5,250,000, interest at the prime rate plus 2% per annum, was unsecured and matures on July 31, 1997. Discussions are continuing regarding the potential exchange of the AEC credit line for additional shares of the Company's common stock. In conjunction with those discussions, AEC has proposed an extension and amendment to the credit facility. Until an amendment is formalized, AEC has allowed the outstanding borrowing amount to exceed the maximum borrowing amount under the original credit facility. Prior to any exchange of part or all of the line of credit to common stock, the terms of the exchange must be negotiated and the Company must receive shareholder approval to increase its authorized number of outstanding shares. There is no assurance that this can be achieved.

Pursuant to an agreement effective October 1, 1996 between AEC and the Company. AEC has agreed to provide certain services to the Company in exchange for a management fee to be paid on a quarterly basis. The services include providing the Company with management guidance as well as guaranteeing certain of the Company's obligations with its creditors, in order to allow the Company to receive favorable terms with its creditors. The agreement provides for a quarterly payment of $1,000,000. AEC stopped providing management services for the Company upon the appointment of Frank Fradella as President and CEO of the Company in May 1997. Therefore the management fee was pro-rated for the third quarter and amounted to $300,000. For the nine month period ended June 30, 1997 total management fees amounted to $2,300,000. AEC continues to guarantee certain of the Company's obligations.


NOTE 5 - NOTES PAYABLE

On December 1, 1996 the Company executed a certain Promissory Note (the "Original Note") in the principal sum of $300,000 payable to a certain investor group. The Original Note carried interest of 12% per annum with a maturity date of March 13, 1997. On April 17, 1997 the Original Note was Renewed, Extended and Enlarged which extended the maturity date to July 1, 1997 and allowed the Company to borrow an aditional $100,000. All other terms under the Original Note remained unchanged. In connection with the note and renewal and extension, the Company committed to issue 350,000 warrants to purchase the common stock of the Company subject to shareholder approval of an increase in the authorized number of outstanding shares.

On September 30, 1996 the Company obtained a $1,300,000 line of credit facility from an investor group. The terms of the revolving credit facility provide for an interest rate of 10% per annum and matures on March 1, 1998. The outstanding balance under the facility as of June 30, 1996 was $1,030,000.


NOTE 6 - RESERVE FOR CONTINGENCIES

See Part II, Item 1.  Legal Proceedings.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has included on this Form 10-QSB certain forward-looking statements. Forward-looking statements are statements relating to the Company's plans, goals, objetives, strategies, future performance and events as well as any other statement or representation other than those relating to historical data. Forward-looking statements inherently possess risks and uncertainties. As a result, although the Company's forward-looking statements are expressed in good faith, the Company's actual results could differ materially.

The results of operations for the three and nine months ended June 30, 1997 are not necessarily indicative of the Company's results for future periods. The following discussion should be read in conjunction with the unaudited financial statements and the notes included herein as well as the audited financial statements and the notes thereto for the year ended September 30, 1996.

General

The Company has been engaged in the business of asbestos abatement, lead abatement, soil and hazardous waste remediation and industrial cleaning. The Company services commercial, industrial and residential customers primarily located in the midwest and on the west coast of the United States. The Company's objective is to become a full service industrial maintenance and remediation provider to customers throughout the United States. The Company expects to achieve its objective by expanding the service territories of its existing operations and to obtain additional geographic presence through acquisitions.

In May 1997, Frank J. Fradella was named President and CEO of the Company. Shortly after his appointment, Mr. Fradella and American Eco Corporation (AEC) began implementing a plan to stablize the Company's operations and financial position and to provide it with the resources necessary to allow management to pursue its new strategic direction. Several steps of this plan were completed during the third quarter. The first step taken was to discontinue the Company's commercial asbestos operations (P.W. Stephens Contractors, Inc. and QHI Stephens, Inc.) which conistently generated losses and had been a drain on capital resources. The remaining operations then experienced a reduction in administrative staffing levels and overhead costs of approximately 35% in order to position those operations to generate positive cash flows. AEC has proposed for an increase of $9,750,000 in the Company's Line of Credit to $15,000,000 in order to allow the Company to meet certain of its existing obligations. In conjunction with the proposed increase in the Line of Credit, AEC and the Company are discussing the possibility of allowing AEC to convert its obligation from the Company into common stock subject to shareholder approval of an increase in the authorized shares of the Company's common stock. No assurance can be made that the shareholders will approve such an increase. In line with the Company's strategy to focus in the specialize maintenance services industry, the Company sold all of the issued and outstanding common shares of Kelar Controls, Inc. to Regal Oak. Pursuant to the Aquisition Agreement dated June 30, 1997, the Company sold its interest in Kelar for $2,500,000. In addition, the Company secured new financial management to help stablize the Company's financial reporting function which was being negatively impacted by a computerized accounting system conversion which took approximately six months longer than anticipated to complete.

                             Results of Operations

Revenue:

Revenue for the nine months ended June 30, 1997 increased 10.5% to $10,246,000 from $9,277,000 for the same period in 1996. The increase in revenue was the combined result of an increase in revenue from Kelar of 65.0% to $1,088,000, a 12.3% increase in revenue from P.W. Stephens St.Louis to $4,564,258 and a decrease in revenue of (8.0%) to $4,588,000 from P.W. Stephens Residential. The increase in Kelar's revenue was primarily the result of an increase in the current quarter from a large ongoing energy savings contract compared to the same period in 1996. The decrease in revenue for P.W. Stephens Residential for the nine month period was offset by a 20% increase in the current quarter. The revenue for both the three and nine months ended June 30, 1997 were affected by the normal fluctuations in being awarded new contracts and the timing of the commencement of new work. The increase in revenue for P.W. Stephens St. Louis was primarily due to an increased sales effort implemented over the nine month period which has resulted in the awarding of new contracts in the current quarter.

Gross Profit:

Gross Profit as a percentage of revenue for the three and nine month periods ended June 30, 1997 was 41.0% and 41.2% respectively, compared to 37.0% and 40.0% for the same periods in 1996. P.W. Stephens St. Louis and Kelar both experienced an increase in its gross profit margins compared to the same periods in the prior year while P.W. Stephens Residential's gross pofit margin remained consistent. The increase in Kelar's gross profit for the current nine month period of 10% was due to an increase in revenue from shared energy savings contracts. Once initial work is completed and expensed, these projects produce ongoing revenue while incurring minimal costs. St. Louis has maintained an increase in its gross profit margin of approximately 5% throughout the current year compared to the prior year resulting from the recognition of operational efficiencies implemented in the prior year.

Selling, general and administrative expenses:

Selling, general and administrative expenses (SG&A) for the three and nine months ended June 30, 1997 were $1,471,000 and $6,122,000 respectively compared to $1,578,000 and $4,657,000 for the same periods in the prior year. The increase in SG&A expenses for the current quarter is primarily due to the $300,000 of additional management fees incurred during the period. For the nine month period ended June 30, 1997 the increase in SG&A was the result of the $2,300,000 management fees incurred, an increase in litigation and contingency reserves of $1,049,000 and an increase in the reserve for trade receivables of $220,000. Without the impact of these items, the Company's SG&A as a percentage of revenue has decreased 24.8% resulting from the cost containment initiatives implemented during the current year.

Other Expenses

Interest expense during the three and nine months ended June 30, 1997 was $362,000 and $1,105,000 respectively compared to $94,000 and $303,000 for the same periods in 1996. The increase was primarily due to additional outstanding borrowings under the line of credit from its shareholder, American Eco Corporation and the utilization of certain factoring arrangements.

Net Loss

The net loss for the three months ended June 30, 1997 increased to ($1,759,000) compared to a net loss of ($1,522,000) during the same period in 1996. Losses during the current period reflect the combined result of an increase in interest expense, the additional management fees incurred and the increase in contingencies and trade receivable reserves recognized in the current year.

Discontinued Operations

Revenue from the discontinued operations for the nine months ended June 30, 1997 was $6,975,974 compared to $9,883,907. The decline in revenue was the result of the Company's decision not to accept new jobs for several months while the commercial asbestos operations were evaluated. The total net loss, including loss on disposal of assets, for the discontinued operations for the nine months ended June 30, 1997 was $6,217,212 compared to $1,421,575 for the same period in 1996. The increased loss was the combined result of ongoing losses on several large jobs, an increase in reserves for accounts receivable and contingencies relating to the decision to discontinue the operations.


Liquidity and Capital Resources:
--------------------------------

Borrowings from American Eco Corporation (AEC) remained the Company's primary source of funding. As of June 30, 1997 the balance due to AEC was $8,215,926, an increase of $1,035,284 and $3,307,609 for the three and nine month periods ended June 30, 1997 compared to the September 30, 1996 fiscal year end amount. The original terms of the AEC facility carried a maximum borrowing amount of $5,250,000, interest at the prime rate plus 2% per annum, was unsecured and matured on July 31, 1997. There have been proposals regarding an extension and amendment to the credit facility. Until an amendment agreement can be reached, AEC has allowed the outstanding amount to exceed the maximum borrowing amount under the original credit facility. Discussions are continuing regarding a potential exchange of the AEC credit line for additional shares of the Company's common stock. Prior to any exchange of part or all of the line of credit to common stock, the terms of the exchange must be negotiated and the Company must receive shareholder approval to increase its authorized number of outstanding shares. There is no assurance that this can be achieved.

The Company continued to utilize factoring arrangements as a source of funds during the quarter ended June 30, 1997. P.W. Stephens St. Louis factored contract receivables during the period in the amount of $227,638. Under the terms of the factoring arrangement, the Company receives 65% of the factored receivables at an annual effective interest rate of approximately 58%. Management does not intend to utilize factoring arrangements as a significant source of funds on an ongoing basis.

The Company also received funds from an amendment and extension of an existing Promissory Note with an investor group. The face value of the original note was $300,000 with an interest rate of 12% and a maturity date of March 13, 1997. During the quarter ended June 30, 1997, the note was extended to July 1, 1997 and amended to allow the Company to borrow an additional $100,000. As part of the original note, amendment and extension, the Company also commited to issue 350,000 warrants to purchase the Company's common stock which are subject to shareholder approval of an increase in the authorized number of outstanding shares.

On June 30, 1997, the Company sold its interest in Kelar Controls for $2,500,000 to Regal Oak Properties, Inc. Regal Oak financed the transaction by issuing the Company a Promissory Note with an interest rate of 10% which is due and payable in one (1) installment on June 30, 1998. The payment is secured by performance bonds.

Neither the Company nor any of its subsidiaries have a bank line of credit from which to borrow. As part of the Company's strategic initiatives, and as stated in the Management Agreement between AEC and the Company, AEC has agreed to assist the Company in obtaining favorable financing, including but not limited to providing any necessary guarantees. There is no assurance that financing can be achieved. The Company believes, however, that the additional funds available under the AEC line of credit, the proceeds from the sale of Kelar and the cash flows resulting from the remaining operations will be sufficient to meet the obligations from the discontinued operations and the Company's operating requirements until such time as other sources of financing can be obtained.

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The nature and scope of the Company's business operations bring it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject the Company to the hazards of litigation, which are defended in the normal course of business. The Company is currently involved in several litigations and investigations including regulatory compliance. Although the outcome of these claims is not clearly determinable at the present time, Management believes that such proceedings are either adequately covered by insurance, or if uninsured, by the estimated losses it has recorded to date. The resolution of such claims, however, could have a material effect on the Company's results of operations or cash flows. The reserves for litigation and contingencies recorded by the Company as of June 30, 1997 total $1,349,400.

ITEM 5.   OTHER INFORMATION

DISCONTINUED OPERATIONS

See Note 2 Discontinued Operations in PART I., Item 1.  Financial Statements.

DIVESTITURE

See Note 3 Business Divestiture in PART I., Item 1.  Financial Statements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)   EXHIBITS

      Exhibit 10.1 Acquisition Agreement by and between the Company and Regal Oak Properties, Inc. dated June 30, 1997 for the sale of Kelar Controls, Inc.

      Exhibit 10.2 Secured Promissory Note between the Company and Regal Oak Properties, Inc. dated June 30, 1997.

      Exhibit 10.3 Security Agreement Pledge between the Company and Regal Oak Properties, Inc. dated June 30, 1997.

      Exhibit 10.4 Renewal, Extension and Enlargement Promissory Note between the Company and Truman Harty dated April 4, 1997.

      Exhibit 27.     Financial Data Schedule

(b)   REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the quarter ended
      June 30, 1997.

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

                               EIF HOLDINGS, INC.

                                 EXHIBIT INDEX


         Exhibit           Description                                     Page
         -------           -----------                                     ----

      Exhibit 10.1    Acquisition Agreement by and between the Company
                      and Regal Oak Properties, Inc. dated June 30, 1997
                      for the sale of Kelar Controls, Inc.................  15

      Exhibit 10.2    Secured Promissory Note between the Company and
                      Regal Oak Properties, Inc. dated June 30, 1997......  36

      Exhibit 10.3    Security Agreement Pledge between the Company and
                      Regal Oak Properties, Inc. dated June 30, 1997......  38

      Exhibit 10.4    Renewal, Extension and Enlargement Promissory
                      Note between the Company and Truman Harty dated
                      April 4, 1997.......................................  45

      Exhibit 27.     Financial Data Schedule.............................  46