Form 10KSB
period 1997-09-30
EIF HOLDINGS INC
filed 1998-01-13
CIK 855424

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549
                                  FORM 10-KSB
                                  -----------

            [x] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 1997

                                       or

               [ ] Transition Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         Commission file number 0-22388

                               EIF HOLDINGS, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Hawaii                                   99-0273889
  -------------------------------                  ------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)


    53 Stiles Road, Suite 101
           Salem, NH                                      03079
    -------------------------                          ----------
      (Address of principal                            (Zip Code)
        executive offices)

                                 (603) 890-3680
                 -----------------------------------------------
                (Issuer's telephone number, including area code)

          Securities registered under Section 12(b)of the Exchange Act:
                                      None

          Securities registered under Section 12(g)of the Exchange Act:
                                 Common Stock,
          -------------------------------------------------------------
                                (Title of Class)

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES          NO    X
    -------     -------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

     State Issuer's revenues for its most recent fiscal year: $13,434,423

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: December 31, 1997: $7,276,372 (15,818,201 shares held by persons other than affiliates) at an average of the high and low bid and high and low asked price $.46 as reported by the National Quotation Bureau, Inc.

     The  Number of shares of Common  Stock  outstanding  at  December 31, 1997:
24,618,201.

     Transitional Small Business Disclosure Format (Check one):
YES          NO    X
    -------     -------

                                EIF HOLDINGS INC.

                                Table of Contents

PART I.                                                                    Page

Item 1.  DESCRIPTION OF BUSINESS..........................................   3

Item 2.  DESCRIPTION OF PROPERTY..........................................  14

Item 3.  LEGAL PROCEEDINGS................................................  15

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS................  15


PART II.

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS..............................................  16

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS..........................................  17

Item 7.  FINANCIAL STATEMENTS.............................................  21


Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.......................................  37


PART III.

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT...............  37

Item 10. EXECUTIVE COMPENSATION...........................................  37

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...  37

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  37

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.................................  38

         SIGNATURES.......................................................  42

PART 1
Item 1.  DESCRIPTION OF BUSINESS

GENERAL

EIF Holdings, Inc. (the "Company" or "EIF") was formed in the State of Hawaii in 1989. Until May 1997, EIF was primarily engaged in environmental construction related industries, more specifically, asbestos abatement, both commercial and residential, lead removal, and soil and groundwater remediation. The Company was also involved, to a limited extent, in the energy management business. These activities, in particular the commercial asbestos abatement business, involved a high percentage of relatively large, fixed-price contracts under which the Company assumed significant financial risks. Over the past three fiscal years the Company incurred substantial losses on a number of major contracts.

In May 1997, Frank J. Fradella was elected President and CEO of the Company. Mr. Fradella had previously served as Vice President and Chief Operating Officer of American Eco Corporation ("AEC"), an Ontario corporation and a major shareholder of the Company . Shortly after his appointment, Mr. Fradella began implementation of a plan intended to stabilize the Company's financial position and provide it with the financial resources necessary to allow management to pursue a new strategic direction. This new strategic direction would focus the Company's activities in the specialized maintenance industry, an industry characterized by a predominance of cost-plus contracts, credit worthy industrial customers and significant repeat business. Mr. Fradella's plan included the elimination of unprofitable operations, reductions in the Company's overhead costs, recapitalization of the Company's balance sheet and attracting new capital to support acquisitions in the specialized maintenance industry. As described further herein, implementation of the plan is well underway.

The primary businesses of EIF have been acquired through a series of acquisitions. In January 1993, the Company acquired, in a reverse acquisition, all of the shares of P.W. Stephens Contractors, Inc., ("P.W. Stephens"). P.W. Stephens was founded as a California corporation in 1982 and was engaged in the environmental contracting industry, primarily focusing on the removal of materials containing asbestos, but also offering lead hazard removal, insulation and other hazardous materials clean-up services. Services were offered to the commercial, industrial and institutional markets, primarily in the states of California, Hawaii and Nevada. These operations were conducted out of seven branch offices located throughout the service area. Services were and still are, offered to the residential market in California through P.W. Stephens Residential, Inc. ("Residential"), a California corporation and a wholly-owned subsidiary of P. W. Stephens. In the fourth quarter of 1996, the Company acquired the assets of QHI, Inc., a California corporation out of bankruptcy. QHI provided asbestos abatement services to the commercial, industrial and institutional markets. The assets of QHI were merged into QHI Stephens, Inc., a California corporation and a wholly owned subsidiary of P.W. Stephens. P. W. Stephens also has two other subsidiaries, Environmental Supply, Inc. and P. W. Stephens Construction, Inc. which are inactive. The Company currently has no intention of conducting any material activities through these entities.

The Company's commercial asbestos operations generated operating losses over each of the last three fiscal years. As part of management's efforts to eliminate unprofitable operations, all of the operations of P. W. Stephens, with the exception of P.W. Stephens Residential, Inc., were discontinued by the Company in May 1977.

In August, 1994, as part of a strategy of expanding geographic presence, the Company acquired VonGuard Holdings, Inc. ("Vonguard"), and its subsidiaries. VonGuard was formed as a Missouri corporation in 1992, by Kenneth Vonderahe, as a holding company to acquire FCA Services, Inc. ("FCA") and Remediation Services, Inc. ("RSI"). FCA had been in business since 1987 and RSI since 1989. In June 1996, VonGuard and Enstar-North American, Inc., a subsidiary of VonGuard, were merged into FCA and the name of the entity was changed to P. W. Stephens Services, Inc., a Missouri corporation. At the same time, Select Abatement, Inc., a subsidiary of VonGuard, was merged into RSI and the name of that entity was changed to P. W. Stephens Contractors, Inc., a Missouri corporation. P.W. Stephens Services, Inc. and P. W. Stephens Contractors, Inc. (Missouri) are collectively referred to as "P. W. Stephens - St. Louis" or "St. Louis". P. W. Stephens - St Louis provides industrial cleaning and remediation services, including soil and groundwater remediation, hazardous materials management and clean-up, asbestos abatement and lead hazard removal service, to clients, primarily located in the Midwest.

In December  1994,  the Company  acquired  Kelar  Controls,  Inc.  ("Kelar"),  a
California corporation. Kelar primarily installs new or retrofitted energy management controls and conservation equipment for large storage and warehouse facilities. Typically, these projects impact lighting or heating and air conditioning systems. Kelar also provides intrusion and building security devices. The projects generally require an initial capital outlay by Kelar and Kelar typically receives revenues based on a percentage of energy savings realized. Management of EIF determined that Kelar's operations were not consistent with the strategic direction of the Company and as a result, Kelar was sold to Regal Oak Properties, Inc. effective June 30, 1997. In exchange, the Company accepted a one-year $2,500,000 note bearing interest of 10%.

During late fiscal 1995 and early fiscal 1996, American Eco Corporation ("AEC"), began purchasing shares of the Company's common stock. AEC provides construction, management, maintenance, demolition, engineering and environmental remediation services in the refining, petrochemical, utility, forest products and offshore manufacturing industries. The common stock of AEC is quoted on the NASDAQ National Market under the symbol ECGOF and is traded on the Toronto Stock Exchange under the symbol ECX.

In February 1996, AEC agreed to purchase an additional 10,000,000 shares of the of the Company's common stock for a purchase price of $1,000,000, subject to shareholder approval of an increase in the number of authorized shares outstanding. The Company's shareholders have not yet held a meeting to vote upon such approval, although it is anticipated that such a meeting will be called in the second quarter of fiscal 1998. At the same time, AEC agreed to provide a management team, primarily comprised of AEC managers, to assist in the management of EIF. In connection therewith, Richard Austin stepped down as Chairman of the Board and Chief Executive Officer of the Company and Kenneth Vonderahe resigned as a Director of the Company and President of VonGuard. The two vacancies on the Board of Directors were filled by Ronald K. Mann who assumed the position of Chairman of the Company, and Michael E. McGinnis, who also became President and CEO of the Company. Mr. Mann was a Director of AEC and Mr. McGinnis is a Director, as well as President and CEO of Eco. In March 1996, AEC agreed to loan money to the Company pursuant to a Line of Credit Agreement with a maximum borrowing amount of $5,250,000 and bearing interest at a rate of 2% over the prime rate. In August 1996, David Norris was hired as President and CEO of the Company, and remained in such positions through April 1997 when he became Vice President and Chief Financial Officer of AEC. Mr. Norris replaced Mr. Mann as a Director and Mr. McGinnis became Chairman of the Board. In November of 1996, AEC acquired 4,000,000 shares of the Company's common stock from Julbin International, Ltd. ("Julbin"), pursuant to a stock purchase agreement.

In May 1997, Mr. Fradella succeeded Mr. Norris as President, CEO and Director of the Company. Shortly after his appointment, with the support of AEC, he began implementing the new strategic plan to improve the Company's financial position. In May, the P. W. Stephens commercial asbestos operations were discontinued. Also in May, substantial reductions were made in administrative staffing levels and overhead costs of the remaining operations so as to position those operations to generate positive cash flow. In October 1997, Mr. Fradella was named Chairman of the Company.

In September, AEC agreed to provide additional capital to EIF Holdings in order to allow it to meet certain of its existing obligations. AEC extended the maturity of the Line of Credit Agreement to February 28, 1998 and increased the Maximum Borrowing Amount to $20,000,000. AEC also agreed, in concept, to convert, at an appropriate time, the amounts owed to it by EIF to shares of the Common Stock of the Company. The terms of the conversion are currently being negotiated, however, prior to any exchange of part or all of the line of credit to common stock, the terms must be finalized and the Company must receive shareholder approval to increase its authorized number of outstanding shares. There is no assurance that these can be achieved.

In November 1997, EIF completed the acquisition of J.L. Manta, Inc. ("Manta"), an Illinois corporation, which provides specialty coatings and industrial maintenance services. (See FORM 8K dated November 29, 1997.) Consideration paid by the EIF included $4,725,321 of cash and $2,235,312 of convertible promissory notes, payable in installments, with the final payment due on November 18, 2000. The Company also entered into Retention Bonus Agreements with key Manta managers providing for bonus payments aggregating $900,000 over a three-year period and committed to provide 500,000 options to purchase EIF stock to Manta employees.

At September 30, 1997, AEC owned an aggregate of 8,800,000 shares of the Company's Common Stock. On December 22, 1997, AEC granted Mr. Fradella the option to purchase those shares at a price of $.65 per share, excerciseable for a period of one year from the date of the agreement. See ITEM 11 "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and ITEM 12 "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."


SERVICES PROVIDED BY SUBSIDIARIES:

P.W. STEPHENS RESIDENTIAL

P.W. Stephens Residential is primarily engaged in the business of asbestos removal from residential buildings. It also provides lead hazard removal services and insulation services. The work is generally performed under time and material contracts and fixed-price contracts. P.W. Stephens Residential provides these environmental services through its three branch offices located in California.

P.W. STEPHENS ST. LOUIS

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

JL MANTA

JL Manta provides industrial maintenance services to Industrial Process Companies such as Oil Refineries, Nuclear Power Plants, Steel Mills, Paper and Pulp Plants, Utilities and Food Processing Plants. The services Manta provides include hydroblasting, coatings/painting, fireproofing, sandblasting and lead abatement primarily to customers in California, Illinois, Indiana, Kentucky and Florida. Manta performs under cost-plus-fee contracts or fixed price contracts and time and material contracts.

ENVIRONMENTAL REMEDIATION SERVICES:

ASBESTOS ABATEMENT

From 1910 until 1978, asbestos was a common ingredient in building materials due primarily to its ability to retard fire, absorb heat from friction, provide insulation from heat and cold, resist corrosion and add tensile strength. The Environmental Protection Agency, ("EPA"), began to ban the use of asbestos in construction products in 1973, in response to evidence that asbestos causes certain forms of cancer and poses other health hazards. The first Federal regulations requiring the removal of asbestos, however, did not appear until 1986 when Congress passed the Asbestos Hazard Emergency Response Act ("AHERA"). This legislation required all public schools to identify materials containing asbestos and develop management programs. An increase in awareness of asbestos hazards led to an increased demand for abatement. However, since 1990, there has been a trend toward management in place rather than removal where possible. The EPA now recommends abatement only when other options, such as management in place, will not work, or when renovation will disturb the material and cause a potential health risk to workers. Although there are currently no laws requiring the removal of asbestos from buildings, there are numerous federal, state and local regulations which govern the removal or disturbance of asbestos through demolition, renovation, remodeling, or repairs.

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

The containment areas are equipped with high efficiency negative pressure air filtration machines. The negative air units, equipped with HEPA filters, ensure that air is decontaminated before being exhausted outside the building. Additional pre-filters are used to trap large particles before they reach the HEPA filter. At certain times during the abatement process, air samples are taken to indicate the level of airborne fibers both inside and outside the work area in order to protect the worker and building occupants.

Prior to removal, workers wet the asbestos containing material and then remove it in small sections before it dries. Gross removal is considered complete only when no visible clumps of asbestos-containing materials remain on the surface. All surfaces are then thoroughly scrubbed. After cleaning, the surface is coated with a penetrating encapsulate to seal off any potential residual fibers remaining. Plastic sheeting on walls and floors is also covered with a mist of sealant.

Before the isolation barrier is dismantled, a final air sample is taken. When the level of airborne fibers is equal to or below 0.01 fibers per cubic centimeter (f/cc), the isolation barrier can be removed and disposed of in the same manner as asbestos waste. After removal, the work area is thoroughly cleaned using high efficiency particulate air filter vacuuming and wet mopping of all surfaces.

Each asbestos field worker must complete training and safety programs as required by state and federal regulations. Workers are required to wear a suitable respirator, a one-piece disposable suit that contains head and foot covers, and rubber gloves at all times while working in contaminated areas. Suits and gloves are disposed of and replaced after each exit from the containment work area.

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

LEAD ABATEMENT

Lead-based paint is considered the most prevalent source of lead poisoning in the United States, and it poses a risk to occupants and construction workers. Lead was added to paint used on the interior and exterior of buildings to shorten drying time and increase the durability of paint. The EPA began to restrict the use of lead-based paint during the 1970s. The largest initial market for lead-based paint abatement is public housing. Laws concerning the disclosure, identification and abatement of lead-based paint already exist in some states. Federal regulations require the inspection of all Housing and Urban Development ("HUD") housing built prior to 1978 and abatement of any existing hazards.

The Company removes lead from various surfaces using various techniques including wet sanding, stripping or component replacement and ultra high
pressure  water   blasting (see  "Industrial   Cleaning").   The  Company  also
encapsulates and encloses surfaces of lead based coated products. As with asbestos removal, dust minimization and control of the environment are required.

Each lead field worker and supervisor must complete training programs required by state regulations. The training course provider must be licensed by the appropriate state agencies and the course must meet EPA recommended standards. The Company believes that it is in compliance these training requirements.

SOIL AND GROUNDWATER REMEDIATION AND HAZARDOUS MATERIALS CLEANUP

The Company performs soil and groundwater remediation and hazardous materials services. Soil remediation is used to repair or contain environmental damage caused when hazardous materials have been allowed to leak into the soil. When hazardous materials are released into the environment, site remediation may be necessary to eliminate potential health risks and contamination of land, air and water. Soil and groundwater remediation services offered by the Company include underground storage tank cleaning, removal and installation; soil sampling and analysis; excavation and disposal; soil stabilization; bioventing; bio-remediation; soil vapor extraction/air sparging, groundwater remediation and soil recycling. The Company also offers system installation/operation and site restoration.

Before a remediation project begins, an environmental assessment is usually conducted to identify the type and extent of contamination. The Company generally performs this assessment through a joint venture with an independent environmental engineering firm or it is conducted by the client's environmental consultant. Once the assessment is completed, the Company will then assist in formulating a remediation solution which meets the client's individual needs.

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

Tank removal is generally the most effective method of dealing with the closure of underground storage tanks. The Company will generally isolate the work area, remove and decommission the tanks, treat the soil or excavate all accessible contamination and restore the area for reuse. Special precautions are taken to minimize the release of any contaminated materials into the environment. If contaminated materials need to be hauled for disposal, these materials are transported to an EPA, state, or owner approved disposal site. In certain circumstances, alternative methods of soil remediation such as soil vapor extraction and bio-remediation can achieve the required results at a lower cost. The Company assists in determining and executing projects which provide the client with the various methods of resolving underground storage tank problems.

PCB CLEANUP

The Company also services sites contaminated with PCB's and other associated substances. The Company is capable of handling the various phases of PCB projects, including PCB oil removal, transformer removal, soil removal, concrete cleaning and removal, facility decontamination, contaminant transportation and disposal and site restoration.

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

INDUSTRIAL CLEANING

The Company provides industrial cleaning services primarily using hydroblasting technology. Hydroblasting utilizes high-water pressure ranging from 20,000 pounds per square inch (psi) to 40,000 psi, at a very low flow rate, to remove protective coatings and product buildup in industrial and commercial settings. Hydroblasting can remove urethane coatings, fiberglass coatings, rubberized coatings, and lead-base paint from steel and concrete substrates. Hydroblasting can also be used to cut steel and concrete through the use of entrained abrasive without the risk of sparking. Industrial cleanings services are also utilized in cleaning barges, railroad cars and conveyor systems in manufacturing and distribution plants.

INSULATION

The Company also provides industrial and commercial insulation services which include the installation of high and low temperature insulation on pipes, ducts, furnaces, boilers, and various other types of industrial equipment for industrial and commercial facilities as well as new construction. Insulation services also provides maintenance for both existing facilities as well as new construction.

RAW MATERIALS

The Company obtains its raw materials, supplies and small tools used in its operations from multiple vendors. Although unforeseen costs and delays could occur resulting from catastrophic environmental emergencies, the Company believes that sufficient sources of raw materials exist to cover its operational needs.

MARKETING

The Company's primary target market is large industrial customers who use a variety of contract services, on a continuous and/or situational basis, as part of their ongoing facility repair and maintenance processes. The Company also markets its services to general and specialty contractors, commercial and large residential property owners and managers, insurance carriers, environmental consultants, architects, realtors, mortgage lenders, federal, state and local governments and agencies, schools, the military and homeowners.

The strategies for generating new business vary among the Company's subsidiaries. Residential relies heavily on personal selling efforts, referrals and yellow pages advertising. St. Louis utilizes a combination of personal selling, bid solicitations and repeat business from existing and prior customers. Manta markets its services in a manner similar to St. Louis but also has developed and markets "partnering" arrangements under which it works with its customers, on a long term basis, to increase efficiency and reduce costs incurred by those customers.

In general, the Company's subsidiaries do not have personnel dedicated to sales and marketing, rather they rely on a combination of project mangers, estimators and senior operating managers to execute its sales efforts. Currently, there is limited cross-selling of services among subsidiaries. Management expects that the shift in focus to specialized maintenance services will provide more opportunities for cross-selling among subsidiaries. As a result, the Company has begun coordinating its marketing efforts accordingly.

CUSTOMERS

The shift in strategic direction of the Company is resulting in changes in the Company's customer list. Management expects that there will be a greater percentage of major industrial customers with significant repeat specialized maintenance requirements and/or the need for remediation services. Management also expects that fifty percent (50%) or more of such contracts will be performed on a time and materials basis. These customers are generally credit worthy and the nature of the contracts minimizes scope and collection disputes.

The customer base no longer includes the large real estate and property management firms which historically were the source of a large portion of the Company's commercial asbestos abatement business. In addition, the Company expects to minimize the number of large , competitively-bid, fixed price contracts which were typically involved with these customers.

Residential's customer base continues to be made up primarily of residential property owners and managers. Contracts are typically not large and the Company has not traditionally encountered significant collection problems.

During the fiscal years ended September 30, 1997 and 1996, the Company had no customers that accounted for more than ten percent (10%) of revenue.

COMPETITION

The Company provides services throughout the Western, Midwestern and Southeastern United States, primarily in the states of California, Florida, Indiana, Illinois, Iowa, Kentucky, Nebraska and Ohio. These markets are all competitive markets in which numerous other companies compete on the basis of quality, service and price. Many of the competitive firms have revenues and capital resources exceeding those of the Company. The Company believes that competitive pressures will continue but that it will continue to receive a reasonable share of the contracts awarded based on its ability to meet competitive pricing levels and to provide high quality service to its customers.

INSURANCE

The Company has obtained primary auto liability, commercial general liability, pollution liability, worker's compensation and employer's liability policies with its insurance carrier. The coverage limit per occurance is $1,000,000 and $5,000,000 in the aggregate for the commercial general liability, the pollution liability and the employer's liabilities. The coverage limit per occurence for the auto liability and worker's compensation is $5,000,000. In addition to the primary insurance policy limits, the Company has obtained an umbrella/excess insurance per occurence in the amount of $4,000,000 for the commercial general liability, the pollution liability and the employer's liabilities. Included under the Company's current insurance program are certain general risks inherent in the industrial service industry such as the liability from delays, fires or breaches in the enclosure or "containment" of a work area resulting from its acts or the acts of subcontractors.

JL Manta has workers compensation, general liability, auto and equipment insurance coverages through a group captive, along with thirty one other companies, with United Trades Insurance Company. The coverage limit per occurance is $1,000,000 and $2,000,000 in the aggregate for general liability. The coverage limit per occurence for the auto and equipment liability and worker's compensation is $1,000,000. Each member of the capitve is required to supply letters of credit in certain amounts. Manta'a current letter of credit is $1,200,000 and subject to a negotiated increase. Once approximately 28% of the premiums are paid for fixed costs and taxes, including excess loss reinsurance, the remainder is applied to insurance claim funds, segregated by each participant member of the group. These funds will pay claims up to $300,000. For three years after policy expiration, claims are paid and losses reserved against the claim funds, after which the remaining balances are refunded to the members's equity and the deficit member's letter of credit will be drawn upon. Each policy year stands alone for claims and calculation of refunds.

BONDING

Commercial and industrial projects involving environmental cleanup or demolition often require contractors to post both performance and payment bonds, or letters of credit in lieu thereof, at the execution of a contract. These bonds are required to protect the interests of the general public and private owners in order to guarantee that the projects will be completed and all subcontractors and vendors are paid. The Company is currently meeting its bonding needs through its relationships with Reliance Surety Company, Allied Surety, and American International Group as projects require.

GOVERNMENT REGULATION

The Company's operations are strictly regulated by statutes and regulations administered by several federal, state and local agencies. These statutes and regulations cover all aspects of the environmental health and safety industry as well as the construction industry in general. The Company's operations and compliance with statutes and regulations are reviewed by various governmental agencies and, from time to time, these agencies may make requests for information or issue citations for noncompliance.

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

Lead hazard removal is currently regulated by OSHA and the EPA. In general, OSHA regulations set the permissible lead exposure level for construction workers and EPA regulates emission of lead into the air and soil. Disposal of lead containing material is regulated under the Resource Conservation Recovery Act
(RCRA).  The EPA has been  mandated by Title X (the  Residential  Housing Act of
1992) to have contractor training and certification requirements in place during 1994. These interim training guidelines were implemented on November 1, 1994.

STATE AND LOCAL REGULATIONS

The Company conducts its business primarily in the states of California, Florida, Indiana, Illinois, Iowa, Kentucky, Nebraska and Ohio. Each state has its own local laws and regulations to supplement the federal laws. A number of states have promulgated regulations setting forth such requirements as registration or licensing of asbestos abatement contractors, training courses and licensing for workers, notification of intent to undertake abatement projects and requires approvals from certain state agencies. Management believes the Company holds all necessary licenses and permits required by these states for business operation.

Currently, some states where the Company conducts its business have enacted lead related regulations applicable to the removal or disturbance of lead. The California counties of San Francisco and Alameda have passed lead-based paint ordinances which regulate removal practices. States and other counties are expected to comply with EPA recommended training requirements. Management does not expect such regulations to have a significant impact on the Companies operations or financial results.

SOIL AND GROUNDWATER REMEDIATION AND HAZARDOUS WASTE MANAGEMENT

The Company and its customers are subject to extensive and evolving environmental regulations administered by the EPA, OSHA and various other federal, state and local environmental and safety and health agencies relating to its soil and groundwater remediation services as well as its hazardous waste management services. Although the Company's customers remain responsible by law for their environmental problems, the Company must itself comply with the requirements of those laws applicable to its services. Because the field of environmental protection is both relatively new and rapidly developing, the Company cannot predict the extent to which its operations may be affected by future enforcement policies as applied to existing laws or by the enactment of new environmental laws and regulations. Moreover, any predictions regarding possible liability are further complicated by the fact that under current environmental laws the Company could be jointly and severally liable for certain activities of third parties over whom the Company has little or no control. Although management believes that the Company is currently in substantial compliance with all applicable laws and regulations, the Company could be subject to fines, penalties or other liabilities or otherwise adversely affected by existing or subsequently enacted laws or regulations. The principal environmental laws affecting the Company and its customers in these areas are briefly discussed below.

The Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and the regulations promulgated by the EPA thereunder establish a strict and comprehensive regulatory program governing the handling and treatment of hazardous waste. The EPA has promulgated regulations under RCRA for new and existing treatment, storage and disposal facilities including incinerators, storage and treatments tanks, storage containers, storage and treatment surface impoundments, waste piles and landfills. RCRA defines solid and hazardous waste, regulates the preparation of wastes for shipment, record keeping and reporting requirements. Specific approved disposal methods are also defined for different waste streams.

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

OTHER LAWS

The Company's activities are subject to various federal environmental protection and similar laws, including, without limitation, the Clean Air Act, the Hazardous Materials Transportation Act and the Toxic Substances Control Act. Many states, also have adopted laws for the protection of the environment which may affect the Company, including laws governing the generation, handling, transportation and disposition of hazardous substances as well as laws governing the investigation and clean-up of, and liability for, contaminated sites. Some of these state provisions are broader and more stringent than existing federal laws and regulations. The failure of the Company to comply and conform its operations to the requirements of any of these federal or state laws could subject the Company to substantial liabilities which could have a material adverse affect on the Company, its operations and financial condition. The Company cannot predict the extent to which it may be affected by any law or rule that may be enacted or enforced in the future, or any new or different interpretations of existing laws or rules.

COMPLIANCE

The Company believes that it is in substantial compliance with all local, state and federal regulations relating to its operations. To insure such compliance the Company has developed and maintains its own quality control program. As one aspect of this program, the Company's quality control officers perform random inspections before, during, and after project operations. Categories of inspection include isolation barriers, decontamination units, protective equipment, negative pressure, work practices, general housekeeping, air monitoring, disposal, detail and final clean-up, demobilization and enforcement of state regulations.

RESEARCH AND DEVELOPMENT

Research and development activities for the fiscal years ended September 30, 1997 and 1996 have not been material and the Company has had no customer sponsored research activities during each of these periods.

EMPLOYEES

As of December 20, 1997, the Company had approximately 61 full-time personnel employed as executives, managers, project managers, safety directors, sales and estimators, as well as administrative and clerical support. In addition, the Company also employs an hourly direct labor force which totaled approximately 130 employees as of December 20, 1997. The number of direct labor personnel employed by the Company varies throughout the year and ranged between 110 and 400 for fiscal year 1997. As of December 20, 1997, approximately 40 of the Company's employees were represented by unions under collective bargaining agreements. Such bargaining agreements between the Company and the unions represent employees based upon geographic region and expire at various times. All of the employees represented by such agreements are employed in the St. Louis operations.

In addition to the Company's existing employees, as of December 20, 1997 Manta had approximately 47 full-time personnel employed as executives, managers, project managers, safety directors, sales and estimators, as well as administrative and clerical support. In addition, Manta also employs an hourly direct labor force which totaled approximately 428 employees. The number of direct labor personnel employed by Manta varies throughout the year and ranged between 200 and 700 for fiscal year 1997. As of September 29, 1997, approximately 40 of Manta's employees were represented by unions under collective bargaining agreements. Such bargaining agreements between the Company and the unions represent employees based upon geographic region and expire at various times.

The Company believes that its relations with its employees are satisfactory and has not experienced any work stoppages or slowdowns.

SEASONALITY

The Company's business is subject to variations in revenues and results of operations for interim periods and from year to year. Increased revenues may not always result in a corresponding increase in results of operations. These conditions are due to a number of characteristics shared by the Company to varying degrees with most other members of the industry, including the following: (1) its business is seasonal ( typically less activity in the winter months) and is affected by the scheduling of work at commercial properties and outages at utilities and other industrial facilities; (2) its business is labor intensive; (3) its performance on a given project is often dependent on the performance of other contractors, who are working on the same job, over which the Company has no control; and (4) costs ultimately incurred by the Company on a job may be materially affected by such risks as technical problems, labor shortages and disputes, time extensions, weather, delays caused by external timing of large contracts, especially if all or a substantial part of the performance of such contracts occurs within one or two quarters. Accordingly, quarterly results or other interim results should not be considered indicative of results to be expected for any other quarter or for the full fiscal year.

ROYALTIES, PATENTS AND TRADEMARKS

The Company does not currently own any patents, royalties, trademarks, licenses, franchises or concessions which are material to its business.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently leases 7 properties in four states to support its operations. One of the leased facilities located in California is not being utilized but has been sublet effective January 1, 1998. The Company believes that the remaining facilities are sufficient to meet the needs of its current operations and that substitute and or additional space will be available as needed to accomodate expansion of operations and growth through acquisitions. The following discussion summarizes the Company's leased properties.

EIF Holdings, Inc. (EIFH)

EIFH currently leases property in two states to support its corporate functions. The Company's principal office is located at 53 Stiles Road, Suite 101, Salem, NH which consists of approximately 1,100 square feet with a monthly rent of $1,200 expiring in September 1998. EIFH also leases 1,000 square feet located at 616FM 1960 West, Suite 630, Houston, TX with a monthly rent of $1,200 expiring in April 1998.

P.W. Stephens Residential, Inc. (Residential)

Residential currently leases three facilities in California to support its operations. All facilities include office and warehouse space. Residential's principal location is located at 15210 Pipeline Lane, Unit B, Huntington Beach, CA which consists of approximately 5,100 square feet with a monthly rent of $2,800 expiring in November 1999. The other two Residential properties are located at 3475 Investment Blvd.,#1, Hayward,CA and 7955 Silverton St., San Diego, CA which consist respectively of 700 and 550 square feet, a monthly rent of $1,000 and $800 and expire in January 2000 and June 2000.

In June 1997, Residential vacated its Carmichael, CA facility, under a tenancy at will agreement, and supported those ongoing operations out of the Hayward, CA facility.

P.W. Stephens St. Louis (St. Louis)

St. Louis leases one principal facilty located at 1525 S. 8th Street, St. Louis, Missouri which has both office and warehouse space in support of its operations. The leased property consists of approximately 7,000 square feet and has a monthly rent of $2,950 and expires in April 1999.

Discontinued Operations

In the third quarter of 1997, the Company discontinued its commercial asbestos operations. As a result of the discontinued operations the Company closed all of its associated facilities. The following is a list of facilities that were vacated under tenancy at will agreements:

          SAN FRANCISCO/                    SAN DIEGO:
          Oakland Bay Area:                 8130 Commercial St.
          14676 Doolittle Drive             La Mesa, CA
          San Leandro, CA

          LAS VEGAS:                        HONOLULU, HAWAII:
          4215 Bertos                       2959 Koapaka Street
          Las Vegas, NV                     Honolulu, Hawaii


The Company also closed the facility located at 475 N. Muller Street, Anaheim, CA. The Anaheim facility carries a monthly lease payment of $8,500 and expires in July 2002. The Company has sublet the Anaheim location effective January 1998 for a monthly payment of $7,400 with the same term as the existing lease.

On June 30, 1997 the Company divested its interest in Kelar Controls, Inc. As a result, the Company has sold and assigned the lease obligation of Kelar's facility in San Jose, CA.

ITEM 3.  LEGAL PROCEEDINGS

On October 31, 1996, a supplier of the Company filed a lawsuit in Los Angeles County Superior Court naming both the Company and P.W. Stephens as defendants. The complaint seeks damages for unpaid invoices in the amount of $706,000, plus interest charges and legal costs. The Company has responded to the lawsuit and on June 12, 1997 reached a settlement with the supplier in the amount of $590,000. The terms of the settlement called for a payment a $150,000 due upon the execution of the settlement and the balance to be distributed in ten equal monthly installments of $44,000 commencing July 15, 1997. The Company is in compliance with the terms of the settlement.

The nature and scope of the Company's business operations bring it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject the Company to the hazards of litigation, which are defended in the normal course of business. The Company is currently involved in several litigations and investigations including regulatory compliance. Although the outcome of these claims is not clearly determinable at the present time, Management believes that such proceedings are either adequately covered by insurance, or if uninsured, by the estimated losses it has recorded to date. The resolution of such claims, however, could have a material effect on the Company's results of operations or cash flows. The reserves for litigation and contingencies recorded by the Company as of September 30, 1997 amounted to $1,349,000.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is traded in the over-the-counter market. Quotations are published in the National Quotation Bureau "Pink Sheets" and the NASDAQ OTC Bulletin Board. The following table sets forth, for the fiscal quarters indicated, the range of high and low bid quotations for the Company's Common Stock as reported by the National Quotation Bureau, Inc. The bid quotations presented are between broker-dealers and do not retail mark-ups, mark-downs or other fees and commissions. As a result, the following quotations may not reflect actual transactions.


          Fiscal Year ended September 30, 1997:   High/Ask    Low/Bid
                                                 ---------   ---------
               Quarter ended September 30, 1997    23/32       11/32
               Quarter ended June 30, 1997         13/16        5/16
               Quarter ended March 31, 1997        31/32        9/32
               Quarter ended December 31, 1996      5/8         9/32

          Fiscal Year ended September 30, 1996:   High/Ask    Low/Bid
                                                 ---------   ---------
               Quarter ended September 30, 1996     1/2         1/2
               Quarter ended June 30, 1996          5/8         1/2
               Quarter ended March 31, 1996        15/16       11/16
               Quarter ended December 31, 1995      5/32        1/32


Stockholders

As of December 31, 1998, the Company had approximately 197 record holders of its Common Stock, as reflected on the books of the Company's transfer agent. Significant number of shares are held in street name and as such the Company believes the actual number of beneficial owners is higher.

Dividends

The Company has not established a policy concerning payment of regular dividends nor has it paid any dividends on its Common Stock to date. Any payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and debt covenants.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has included on this Form 10-KSB certain forward-looking statements. Forward-looking statements are statements relating to the Company's plans, goals, objectives, strategies, future performance and events as well as any other statements or representations other than those relating to historical data. Forward-looking statements inherently possess risks and uncertainties. As a result, although the Company's forward-looking statements are expressed in good faith, the Company's actual results could differ materially.

General

The Company has been engaged in the business of asbestos abatement, lead abatement, soil and hazardous waste remediation and industrial cleaning. The Company services commercial, industrial and residential customers primarily located in the western, midwestern and southeastern areas of the United States. The Company's objective is to become a full service industrial maintenance and remediation provider to customers throughout the United States. The Company expects to achieve its objective by expanding the service territories of its existing operations and to obtain additional geographic presence through acquisitions.

Shortly after the May 1997 appointment of Frank Fradella as the President and CEO of the Company, Mr. Fradella and American Eco Corporation (AEC) began implementing a plan to stablize the Company's operations and financial position and to provide it with the resources necessary to allow management to pursue its new strategic direction. Several steps of the plan were completed during the third and fourth quarters of 1997. The first step taken was to discontinue the Company's commercial asbestos operations (P.W. Stephens Contractors, Inc. and QHI Stephens, Inc.) which consistently generated losses and had been a drain on capital resources. Administrative staffing levels and overhead costs of the remaining operations were then reduced approximately 35% in order to position those operations to generate positive cash flows. AEC increased the Company's Line of Credit by $14,750,000 to $20,000,000 in order to allow the Company to meet certain of its existing obligations. As part of the increase in the Line of Credit, an agreement was made between AEC and the Company allowing AEC to convert its obligation from the Company into common stock subject to shareholder approval of an increase in authorized shares of the Company's common stock. No assurance can be made that the shareholders will approve such an increase. In line with the Company's strategy to focus in the specialized maintenance services industry, the Company acquired all of the issued and outstanding shares of JL Manta, Inc. on November 19, 1997. In addition the Company divested its interest in Kelar Controls which did not fit the Company's strategic direction. Pursuant to the Aquisition Agreement dated June 30, 1997, the Company sold Kelar to Regal Oak Properties, Inc.

                             Results of Operations
                                  1997 vs 1996
                             Continuing Operations
Revenue:

Revenue for the year ended September 30, 1997 increased 3.3% to $13,434,000 from $13,001,000 for the same period in 1996. The increase in revenue was the combined result of an increase in revenue of 14.8% from St.Louis to $7,293,000 offset by a decrease in revenue of (7.1%) to $6,141,000 from Residential.

The increase in revenue from St. Louis in the current year was the result of factors which occurred in fiscal 1996. In June 1996, VonGuard and Enstar-North American, Inc. were merged into FCA and the named was changed to P.W. Stephens Services, Inc. Select Abatement, Inc., a subsidiary of VonGuard, was merged into RSI and the name was changed to P.W. Stephens Contractors, Inc. P.W. Stephens Services, Inc. and P.W. Stephens Contractors, Inc. are collectively referred to as P.W. Stephens St. Louis ("St. Louis"). The reorganization of these companies, as well as the name changes, impacted the marketing efforts of the Company. Time and resources traditionally dedicated to marketing were required to assist with the organizational changes of the Companies for a certain period of time. In addition, the change in name to P.W. Stephens, which provided a consistent identity among the Company's operating entities, had a short-term negative brand recognition impact for St. Louis in its existing markets. To overcome the short-term decline in revenue experienced in fiscal 1996, St. Louis allocated additional resources in order to increase its sales efforts. The benefits of these additional marketing efforts resulted in the current year increase in revenue.

The decrease in Residential's revenue for the year ended September 30, 1997 was also the result of a reorganzation of its operations that occurred over the past fifteen months. In the quarter ended September 30, 1996, Residential consolidated three of its branch offices into one. The office consolidation occurred to recognize long-term operational efficiencies by servicing the same geographic region from one office. This office consolidation had a negative impact on residential's revenue in the first six months of fiscal 1997. In addition, in July of 1997, Residential closed one of its operating facilities due to inconsistent financial performance.

Gross Profit:

Gross Profit as a percentage of revenue for the year ended September 30, 1997 was 36.7% compared to 37.2% for the same period in 1996. The decrease in the gross profit margin was the combined result of a 2.1% decrease in St. Louis' gross profit margin to 21.5% offset by a 4.6% increase in Residential's gross profit margin to 54.8%. The decrease in St. Louis' gross profit margin was primarily due to variations in the profitabiltiy from its Department of Energy contracts and increased competitiveness which was partially offset by the recognition of efficiencies resulting from its operational restructuring. The increase in Residential's gross profit margin was the result of cost efficiencies realized from the closing of one of its branch offices in July 1997.

Selling, general and administrative expenses:

Selling, general and administrative expenses (SG&A) for the year ended September 30, 1997 were $6,739,000 compared to $6,099,000 for the same period in 1996. The increase in SG&A expenses is due to several factors. The Company incurred $2,300,000 of management fees in the current year pursuant to a management agreement with American Eco Corporation ("AEC") effective October 1, 1996. AEC agreed to suppply the Company with management guidance and guaranteed certain of the Company's obligations in return for a quarterly management fee. See NOTE 15
- RELATED PARTY TRANSACTIONS of the financial statements for additional disclosure. The Company increased its litigation and contingency reserves by $600,000 based on management's assessment of existing contingencies. The Company also increased its reserve for trade receivables in the amount of $220,000. Without the impact of these items, the Company's SG&A decreased approximately 42% from fiscal 1996. The following reflects SG&A net of the special charges noted above.

The Company's corporate administrative expenses for the year ended September 30, 1997 were $1,017,000 compared to $1,260,000 for the same period in 1996. Corporate's sg&a expenses in the current year are consistent with historical levels. In 1996, the Company's corporate SG&A included approximately $200,000 of legal expenses relating to a dispute and litigation with a former officer and director.

Residential's SG&A as a percent of revenue for the year ended September 30, 1997 was 29% compared to 36% for the same period in 1996. St. Louis' SG&A as a percentage of revenue for the current year was 22% compared to 32% in fiscal 1996. The decrease in both Residential and St. Louis' sg&a was the result of efficiencies recognized from their respective operational restructurings.

Other Expenses:

Interest expense for the years ended September 30, 1997 and 1996 were $1,435,000 and $256,000 respectively. The increase was primarily due to increased outstanding borrowings under the line of credit from its shareholder, AEC and the utilization of certain factoring arrangements. Additional interest expense was recognized in the current year under promissory notes from two investor groups.

Loss from Continuing Operations

The loss from continuing operations for the year ended September 30, 1997 increased to $3,129,000 compared to a net loss of $1,434,000 during the same period in 1996. Losses during the current period reflect the combined result of an increase in interest expense, the management fees incurred and the increase in contingency and receivable reserves recognized in the current year.

Discontinued Operations

Revenue from the discontinued  commercial  asbestos operations of P. W. Stephens
Contractors, Inc. and QHI Stephens, Inc. (collectively referred to as "Commercial") for the year ended September 30, 1997 was $7,060,000 compared to $13,877,000 in the prior year. The decline in revenue was the result of the Company's decision not to accept new jobs for several months while the commercial asbestos operations were evaluated. As a result, current year revenue represents approximately seven months of activity. The total net loss, including loss on disposal of assets, for the discontinued operations for the year ended September 30, 1997 was $5,923,000 $0.24 per share compared to $3,312,000 or $0.16 for the same period in 1996. The increased loss was the combined result of ongoing losses on several large jobs, an increase in reserves for accounts receivable, recording of certain contingencies associated with the disposition and a provision of $300,000 for operating losses expected through the phase out period.

Revenue from Kelar's operations for the year ended September 30, 1997 was $1,089,000, which represents nine months of activity, compared to $661,000 for the same period in 1996. The increase in Kelar's revenue was primarily the result of an increase in the current year from a large ongoing energy savings contract compared to the same period in 1996. Kelar recognized a loss of $87,000 for the current year compared to a loss of $469,000 for fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings from American Eco Corporation (AEC) were the Company's primary source of funding for fiscal 1997. The balance due to AEC as of September 30, 1997 was $17,609,424 compared to $4,908,000 for the same period in fiscal 1996. The original terms of the AEC facility carried a maximum borrowing amount of $5,250,000, interest at the prime rate plus 2% per annum, was unsecured and matured on July 31, 1997. Effective July 31, 1997 the line of credit facility with AEC was renewed, extended and modified to increase the maximum borrowing amount to $15,000,000 and extend the maturity to February 18, 1998. On September 30, 1997 the borrowing amount was increased further to $20,000,000. All other terms under the original line of credit agreement remained unchanged. The renewal of the line of credit also provides AEC an option to convert the entire outstanding principal amount of the line of credit plus any accrued and unpaid interest outstanding at the time of conversion, into common shares of the Company, subject to shareholder approval to increase the number of authorized shares. The conversion price for each common share is equal to 85% of the five day weighted average closing price of the common shares as quoted in the over-the-counter "pink sheets" immediately prior to the conversion date.

The Company utilized factoring arrangements as another significant source of funds during the 1997 fiscal year. The Company factored in excess of $4,800,000 of accounts receivable during the current year compared to $200,000 in fiscal 1996. Under the terms of the factoring arrangement, the Company received 65% of the factored receivables at an annual effective interest rate of approximately

28% and was required to repurchase the receivables if collection does not occur within 90 days of the invoice date. On September 3, 1997 the Company paid the factor $1,580,000 which represented the total outstanding obligations under the existing arrangements. Management does not intend to utilize factoring arrangements as a significant source of funds on an ongoing basis.

The Company received additional funds during the year ended September 30, 1997 under an existing line of credit with an investor group in the amount of $805,000. On September 30, 1996 the Company obtained a line of credit facility with a maximum borrowing amount of $1,300,000, bears interest of 10% per annum and matures on March 1, 1998. The outstanding balance under the facility as of September 30, 1997 was $1,030,000 compared to $225,000 for the same period in 1996.

The Company also received funds under a promissory note from a different investor group. The face value of the original note was $300,000 with an interest rate of 12% and a maturity date of March 13, 1997. On April 17, 1997, the note was extended to July 31, 1997 and amended to allow the Company to borrow an additional $100,000. As part of the original note and subsequent amendments and extensions, the Company committed to issue 480,000 warrants to purchase the Company's common stock. These warrants are subject to shareholder approval of an increase in the authorized number of outstanding shares. The conversion price of the warrants will equal to the market value on the date of issue. On September 19, 1997, the Company paid the investor group the total amount outstanding under the note including accrued interest in the amount of $410,800.

On June 30, 1997, the Company sold its interest in Kelar Controls for $2,500,000 to Regal Oak Properties Inc. Regal Oak financed the transaction by issuing the Company a Promissory Note with an interest rate of 10%, due and payable in one
(1) installment on June 30, 1998 and is secured by performance bonds.

In November 1997, EIF completed the acquisition of J.L. Manta, Inc. ("Manta"), an Illinois corporation, which provides specialty coatings and industrial maintenance services. (See FORM 8K dated November 29, 1997.) Consideration paid by the EIF included $4,725,321 of cash and $2,235,312 of convertible promissory notes, payable in installments, with the final payment due on November 18, 2000. The Company also entered into Retention Bonus Agreements with key Manta managers providing for bonus payments aggregating $900,000 over a three-year period and committed to provide 500,000 options to purchase EIF stock to Manta employees. The cash portion of the acquisition was funded through a $6.5 million convertible note payable to Deere Park Capital. The Deere Park Capital note is convertible, first to preferred stock at a price of $1.00 per share, and then to common stock on a share for share basis. In order for the conversion(s) to take place, the Company must receive shareholder approval to increase the number of authorized outstanding shares and complete certain filing requirements. While no assure can be made that the note will be converted, the Company expects that the note will be converted to equity. Deere Park also issued Manta a $2.5 million revolving note in order to allow Manta to pay off the long-term portion of its existing credit facility with Harris Bank.

Manta currently has a revolving line of credit facility with Harris Bank ("Harris") and has financed certain equipment through Mercantile Bank of Indiana ("Mercantile"). The Company and Manta are in the process of completing a Credit Agreement with LaSalle National Bank ("LaSalle") which would replace the existing Harris and Mercantile facilities as well as the Deere Park Revolving Note. Although the LaSalle facility can not be guaranteed, it is expected to be a one year renewable facility which will include a term loan, revolving loans and letters of credit and the total to be in excess of $10 million. The facility will be secured by the assets of Manta and guaranteed by the Company. It is anticipated that the facility will include typical financial covenants and will allow, with certain restrictions, distributions of excess cash generated by Manta to the Company. The Company believes that the cash generated by Manta's operations will be sufficient to meet Manta ongoing operational needs as well as meet the debt service obligations under the LaSalle credit facility, the Deere Park Note and the Seller's Notes.

The Company believes, that the additional funds available under the AEC line of credit, the proceeds from the sale of Kelar, the cash flows resulting from the ongoing operations coupled with the financing arrangements the Company expects to finalize will be sufficient throughout the next twelve months to finance its working capital needs, planned capital expenditures, debt service and the outstanding obligations from the discontinued operations.

ITEM 7. FINANCIAL STATEMENTS


                               EIF HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                           September 30,
                                                   ----------------------------
                                                       1997            1996
                                                   ------------    ------------
          ASSETS
Current assets:
   Cash........................................... $    304,678    $    178,231
   Accounts receivable, net.......................    3,807,367       7,299,059
   Securities available for sale..................    5,562,697            --
   Note Receivable................................    2,562,500            --
   Receivable, Officer............................       70,000            --
   Costs and estimated earnings on contracts
    in progress in excess of billings.............       52,003         326,343
   Supplies inventory.............................      165,079         478,370
   Prepaid and other current assets...............      561,605          85,816
                                                   ------------    ------------
        Total current assets......................   13,085,929       8,367,819

Machinery and equipment, net......................      603,940       1,275,087

Other noncurrent assets:
   Goodwill, net of accumulated amortization
    of $455,164 and $413,921 respectively.........      755,597         881,680
   Receivable, officer............................      210,000            --
   Other assets...................................       20,520          50,917
                                                   ------------    ------------
                                                        986,117         932,597
                                                   ------------    ------------
   Total assets................................... $ 14,675,986    $ 10,575,503
                                                   ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Accounts payable and accrued liabilities........ $  2,408,077    $  6,428,112
  Notes payable...................................    1,695,120       1,825,538
  Billings in excess of costs and estimated
   earnings on contracts in progress..............      178,921         737,476
  Note payable due to shareholder.................   17,609,424       4,908,317
  Reserve for contingencies.......................    1,349,000            --
  Net liabilities of discontinued operations......    1,776,041            --
  Current maturities of long-term debt............         --           175,524
                                                   ------------    ------------
        Total current liabilities.................   25,016,583      14,074,967

Long term debt...................................          --            73,882
                                                   ------------    ------------
   Total liabilities..............................   25,016,583      14,148,849
                                                   ------------    ------------

Stockholders' deficit
  Common stock, no par value,  25,000,000
   shares authorized, 24,618,201 issued and
   outstanding at September 30, 1997 and
   1996, respectively............................     3,019,246       3,019,246
  Additional paid-in capital.....................       804,696         804,696
  Accumulated deficit............................   (14,164,539)     (7,397,288)
                                                   ------------    ------------
        Total stockholders' deficit..............   (10,340,597)     (3,573,346)
                                                   ------------    ------------
   Total liabilities and stockholders'
     equity (deficit)............................  $ 14,675,986    $ 10,575,503
                                                   ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                               EIF HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Years Ended September 30,
                                                   ----------------------------
                                                       1997             1996
                                                   ------------    ------------

Revenue........................................... $ 13,434,423    $ 13,001,341

Cost of revenue...................................    8,399,561       8,140,622
                                                   ------------    ------------
 Gross profit.....................................    5,034,862       4,860,719

Selling, general and administrative expenses......    6,738,610       6,098,897
                                                   ------------    ------------
                                                     (1,703,748)     (1,238,178)
Other:
 Other (income)expense............................      (10,189)        (59,413)
 Interest Expense.................................    1,434,992         256,445
                                                   ------------    ------------
Loss before provision for income taxes............   (3,128,551)     (1,435,210)

Provision for income taxes........................         --              --
                                                   ------------    ------------
 Loss from continuing operations..................   (3,128,551)     (1,435,210)

Discontinued operations, net of income taxes:
 Loss from operations on discontinued commercial
     asbestos operations including provision of
     $300,000, for operating loss during phase
     out..........................................   (5,765,745)     (3,305,164)
 Loss on disposal of assets from
     discontinued commercial asbestos operations..     (156,863)           --
 Loss from operations on discontinued operations
     of Kelar Controls, Inc.......................      (86,672)       (469,346)
 Gain on sale of Kelar Controls, Inc..............    2,370,580            --
                                                   ------------    ------------
                                                     (3,638,700)     (3,774,510)
                                                   ------------    ------------
Net loss.......................................... $ (6,767,251)   $ (5,209,720)
                                                   ============    ============

Net loss per share:
 Continuing operations............................ $      (0.13)   $      (0.07)
 Discontinued operations..........................        (0.14)          (0.18)
                                                   ------------    ------------
Net loss per share................................ $      (0.27)   $      (0.25)
                                                   ============    ============

Weighted average number of common
  shares outstanding..............................   24,618,201      20,692,130
                                                   ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                                            EIF HOLDINGS, INC.
                              CONSOLIDATED STATEMENT OF  STOCKHOLDERS' EQUITY


                                           Common Stock
                                    ----------------------------                         Retained
                                        Shares         Dollar         Additional         Earnings
                                     outstanding       amount       paid-in capital      (Deficit)           Total
                                    ------------    ------------    ---------------    ------------    ----------------
Balance September 30, 1995.........   14,618,201    $  2,019,246       $    804,696    $ (2,187,568)       $    636,374


Issuance of common stock...........   10,000,000       1,000,000                -               -             1,000,000

Net loss...........................                           -                 -        (5,209,720)         (5,209,720)
                                    ------------    ------------    ---------------    ------------    ----------------

Balance September 30, 1996.........   24,618,201       3,019,246            804,696      (7,397,288)         (3,573,346)

Net Loss...........................                           -                 -        (6,767,251)         (6,767,251)
                                    ------------    ------------    ---------------    ------------    ----------------

Balance September 30, 1997.........   24,618,201    $  3,019,246       $    804,696    $(14,164,539)       $(10,340,597)
                                    ============    ============    ===============    ============    ================


The accompanying notes are an integral part of these consolidated financial statements

                                  EIF HOLDINGS, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS


                                                     Years Ended September 30,
                                                   -----------------------------
                                                       1997            1996
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss......................................... $ (6,767,251)   $ (5,209,720)
 Adjustments  to reconcile  net loss to net cash
  used in operating activities:
   Gain on sale of Kelar Controls, Inc............   (2,370,580)           --
   Depreciation and amortization..................      472,058         584,016
   Loss on disposal of machinery and equipment....      156,863          46,332
 Changes in assets and liabilities:
 Accounts receivable..............................    2,413,415      (1,719,552)
 Costs and estimated earnings in excess
   of billings on jobs in progress................      274,340          23,169
 Inventory........................................      152,305          51,584
 Refundable income taxes..........................         --           265,916
 Prepaid expenses and other current assets........      122,574         615,669
 Other assets.....................................       26,098         (16,225)
 Accounts payable and accrued liabilities.........    4,568,189       2,381,974
 Billings in excess of costs and estimated
   earnings on jobs in process....................     (558,555)        220,605
 Reserve for contingencies........................    1,349,000            --
                                                   ------------    ------------
       Net cash used in operating activities......     (161,544)     (2,756,232)
                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash divested upon sale of Kelar Controls, Inc...      (53,750)           --
 Proceeds from sale of machinery and equipment....       99,500         184,799
 Capital expenditures.............................     (198,228)       (358,464)
                                                   ------------    ------------
       Net cash used in investing activities......     (152,478)       (173,665)
                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash overdraft...................................         --          (478,696)
 Net proceeds from notes payable..................    2,795,333         115,034
 Principal payments on notes payable..............   (3,280,400)        (43,788)
 Principal payments on long-term debt.............     (195,264)     (2,463,514)
 Proceeds from stockholder line of credit.........    1,120,800       4,908,317
 Issuance of common stock.........................         --         1,000,000
                                                   ------------    ------------
       Net cash provided by financing activities..      440,469       3,037,353
                                                   ------------    ------------
Net increase in cash..............................      126,447         107,456

Cash at beginning of period.......................      178,231          70,775
                                                   ------------    ------------
Cash at end of period............................. $    304,678    $    178,231
                                                   ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                EIF HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996

Note 1 Summary of Significant Accounting Policies

Organization and Basis for Presentation: EIF Holdings, Inc. (the"Company" or "EIF"), is a Hawaii corporation incorporated on July 25, 1989. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries; P.W. Stephens Services, Inc. and P.W. Stephens
Contractors, Inc. collectively referred to as "P.W. Stephens St. Louis"("St. Louis"), and P.W. Stephens Residential, Inc.("Residential"), (which was formerly combined with P.W. Stephens Contractors, Inc. and QHI Stephens Inc. and referred to as "P.W. Stephens"). The P.W. Stephens Contractors, Inc. and QHI Stephens Contractors, Inc. subsidiaries were discontinued in May 1997 and have been accounted for as discontinued operations for all current periods reported under this Form 10-KSB. Kelar Controls, Inc. was divested on June 30, 1997, accordingly their operations are reflected through that date in the consolidated financial statements. On November 19, 1997, the Company completed its acquisition of JL Manta, Inc. ("Manta"), an Illinois corporation. Pursuant to the terms of a Stock Purchase Agreement, dated as of September 30, 1997, the Company acquired all of the issued and outstanding common stock, no par value per share, of Manta from the stockholders of Manta. The audited financial statements of Manta as well as the pro forma financial information showing the effect of the acquisition will be filed within 60 days of December 4, 1997, pursuant to the provisions in paragraph (a)(4) of FORM 8-K. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes. Actual results could differ from these estimates and such differences may or may not be material.

Revenue and Cost Recognition: The Company recognizes revenues from its industrial maintenance services under time and material and fixed price contracts. The Company recognizes revenues and related profit from its time and material contracts based on costs incurred. Contracts using the percentage-of-completion method recognize revenues by comparing the costs incurred to date to the total estimated costs. The percentage-of-completion method of accounting can result in the recognition of either costs and estimated earnings in excess of billings or billings in excess of costs and estimated earnings on uncompleted contracts, which are classified as assets and liabilities, respectively, in the accompanying consolidated balance sheet. The asset represents costs incurred and revenue earned but not yet billed to the customer on uncompleted contracts. The liability represents billings to the customer in excess of revenues earned on uncompleted contracts.

Inventory: Inventory consists primarily of operating supplies and is stated at the lower of cost, determined using the first-in, first-out (FIFO) method, or market.

Machinery and Equipment: Machinery and equipment are stated at cost. Depreciation of machinery and equipment is provided over the estimated useful lives of the respective assets using the straight-line method, generally from three to five years.

Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to earnings as incurred.

When machinery and equipment are retired or otherwise disposed of, the cost thereof and the applicable accumulated depreciation are removed from the respective accounts and the resulting gain or loss is reflected in earnings.

Goodwill: Goodwill is amortized on a straight-line basis over 20 years. Management reviews, on an annual basis, the carrying value of goodwill in order to determine whether an impairment has occurred. Impairment is based on several factors including the Company's projection of future undiscounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would adjust the carrying value of goodwill to its estimated fair value.

Long-Lived Assets: In 1996 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the impairment of Long-Lived Assets and Assets to be Disposed Of" which requires that long-lived assets and certain intangibles to be held and used by the Company be reviewed for impairment. The adoption of SFAS 121 did not have a material affect on the Company's consolidated financial statements.

Income Taxes: The Company utilizes SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax bases of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

Income tax expense includes federal and state taxes currently payable and the change in deferred taxes arising from temporary differences between income for financial reporting and income tax purposes.

Net Loss Per Share: The net loss per share amounts for 1997 and 1996 have been computed by dividing net loss by the weighted average number of shares outstanding during the respective periods.

Major Customers: For the years ended September 30, 1997 and 1996, no customer accounted for more than 10% of revenue.

Surety Bonds: The Company has purchased a surety bond for a job totaling approximately $450,000 as of September 30, 1997. The bond is collateralized by account receivables.

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

Stock Based Compensation: The disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation", became effective January 1, 1996 for all stock based compensation plans. SFAS No. 123 requires the recognition of, or disclosure of, compensation expense for grants of stock options or other equity instruments issued to employees based on the fair value at the date of grant. However the statement also allows an entity to continue to measure compensation costs for those plans using the method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees". Those entities which elect to remain with the accounting in APB No.25 are required to include pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting had been applied. The Company has elected to account for such plans under the provisions of APB No. 25. There has been no effect on the Company's financial position as a result of this pronouncement.

Fair Value of Financial Instruments: The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and notes payable. The Company believes that the carrying value of these instruments on the accompanying balance sheet approximates their fair value.

Reclassifications: Certain reclassifications have been made to prior year financial statements to conform with the current year presentation.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                    1997            1996
                                                ------------    ------------
         Billed completed contracts............ $  2,719,737    $  4,861,695
         Billed contracts in progress..........    1,273,515       3,022,206
         Unbilled retention....................       39,115         202,481
                                                ------------    ------------
                                                   4,032,367       8,086,382
         Less allowance for doubtful accounts..     (225,000)       (787,323)
                                                ------------    ------------
                                                $  3,807,367    $  7,299,059
                                                ============    ============
NOTE 3 - SECURITIES AVAILABLE FOR SALE

Securities available for sale consist of 570,333 common shares of American Eco Corporation ("AEC"). These shares were issued to the Company by AEC in lieu of cash in conjunction with the Amendment dated September 30, 1997, to the existing line of credit which increased the maximum borrowing amount under the line to $20,000,000. These securities reflect a value of $9.75 per share on the consolidated balance sheet, which was the market value on the date of issue. The Company intends to sell these securities to settle certain of the Company's existing obligations. Subsequent to September 30, 1997, the Company has received proceeds of approximately $3,000,000 from the sale of a portion of these securities. See NOTE 9 - NOTE PAYABLE DUE TO SHAREHOLDER and NOTE 15 - RELATED PARTY TRANSACTIONS for additional disclosures.


NOTE 4 - NOTE RECEIVABLE

On June 30, 1997, the Company sold all of the issued and outstanding shares of stock in its wholly owned subsidiary, Kelar Controls, Inc. to Regal Oak Properties, Inc. for $2,500,000. Pursuant to the aquisition agreement, the Company received a Promissory Note for the full amount of the purchase price. The note matures on June 30, 1998, bears interest at 10% and is secured by performance bonds. See NOTE - 18 DISCONTINUED OPERATIONS for additional disclosure.


NOTE 5 - COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

Costs and estimated earnings on uncompleted contracts consist of the following:

                                                    1997            1996
                                                ------------    ------------
           Costs incurred on contracts in
            progress........................... $  2,188,031    $  6,841,353
           Estimated earnings..................      413,922         514,020
                                                ------------    ------------
                                                   2,601,953       7,355,373
           Less: billings to date..............    2,728,871       7,766,506
                                                ------------    ------------
                                                $   (126,918)   $   (411,133)
                                                ============    ============

The amounts above are included in the accompanying consolidated balance sheet under the following captions:

          Costs and estimated earnings in
           excess of billings on contracts
           in progress......................... $     52,003    $    326,343


          Billings in excess of costs and
           estimated earnings on contracts
           in progress.........................     (178,921)       (737,476)
                                                ------------    ------------
                                                $   (126,918)   $   (411,133)
                                                ============    ============

NOTE 6 - RECEIVABLE, OFFICER

The receivable, officer is an amount due from Frank Fradella, President of the Company. The receivable was transferred from AEC when Mr. Fradella assumed his position as President of the Company. This amount represents the remaining balance of a five year forgiveable loan made to Mr. Fradella upon his employment with AEC in September 1996. The balance is forgiven in annual installments of $70,000 upon Mr. Fradella's continued employment with the Company. The amount due bears no interest and is unsecured.

NOTE 7 - MACHINERY AND EQUIPMENT

Machinery and equipment consisted of the following:
                                                     1997            1996
                                                 ------------    ------------

           Equipment............................ $    814,199    $  2,283,788
           Leasehold improvements...............       97,439         647,696
           Furniture, fixtures and
            office equipment....................      196,244         888,228
           Vehicles.............................      514,944         238,477
           Vehicles and equipment
            under capitalized leases............         --         1,260,447
                                                 ------------    ------------
                                                    1,622,827       5,318,636
           Accumulated depreciation
              (including $0 and $1,076,435
              at September 30, 1997 and 1996,
              respectively, attributable to
              capitalized leases)...............    1,018,887       4,043,549
                                                 ------------    ------------
                                                 $    603,940    $  1,275,087
                                                 ============    ============

The cost fully depreciated assets still in service amounted to $531,127 at September 30, 1997 and $2,655,341 at September 30, 1996.

NOTE 8 - Notes Payable

Notes payable consists of the following:
                                                     1997            1996
                                                 ------------    ------------

Note payable, due to a party related through
common ownership, due March 1, 1998, at  10%
rate of  interest, unsecured...................  $  1,030,000    $    225,000

Notes payable, finance company for insurance
premiums, due August 31, 1998. Payable $59,208
monthly including interest at 7.64%, secured
by unearned premiums...........................       598,364            --


Bank line  of credit  secured by  certain
contracts,   receivables,  inventory  and
equipment. The note matured on February  10,
1996 and was in  default as of September 30,
1996. Interest is payable  at the  rate of
prime plus .75%. The note was guaranteed by
a major shareholder............................         --            130,162

Notes payable, secured  by certain  accounts
receivable pledged as collateral. The Company
may borrow up to 65% of the accounts receivable.
The  Note  must  be  repaid  to the extent the
account  receivable  is collected  or is  no
longer eligible. The annual interest  rate is
28%. The  note was  guaranteed  by  a major
shareholder....................................         --           130,000


Note payable,   bank, payable on April 2, 1997.
Interest payable  monthly  at prime plus 2%.
The Company may borrow  up  to  70% of its
eligible   contracts  receivables  with a
maximum  availability  of  $1,200,000  at
September  30,  1996.  Maximum  availablity
decreases by $200,000 each month until the
line of credit is  paid  off.  Secured by
accounts receivables, inventory and
guarantee of major shareholder.................         --         1,200,000


Notes payable, due to related party, due
December 1996, at 10% rate of interest.........         --            60,000


Miscellaneous  notes  payable..................       66,713          80,376
                                                ------------    ------------
                                                $  1,695,120    $  1,825,538
                                                ============    ============

NOTE 9 - Note Payable Due to Stockholder

During the fiscal year ended September 30, 1996, the Company entered into a line of credit agreement with a major stockholder, American Eco Corporation ("AEC") The original terms of the AEC facility carried a maximum borrowing amount of $5,250,000, interest at the prime rate plus 2% per annum, was unsecured and matured on July 31, 1997. Effective July 31, 1997 the line of credit facility with AEC was renewed, extended and modified to increase the maximum borrowing amount to $15,000,000 and extend the maturity to February 18, 1998. All other terms under the original line of credit agreement remained unchanged. On September 30, 1997, AEC executed another amendment to the line of credit facility increasing the maximum borrowing amount to $20,000,000. For the years ended September 30, 1997 and 1996, the total amounts outstanding under the AEC facility were $17,609,424 and $4,908,317 respectively. Included in these amounts are accrued interest of $835,311 and $160,326 respectively. The renewal of the line of credit facility also provides AEC an option to convert the entire outstanding principal amount of the line of credit plus any accrued interest outstanding at the time of conversion, into common shares of EIF Holdings, Inc. subject to stockholder approval to increase the number of authorized shares. No guarantee can be made that stockholder approval will be obtained. The conversion price for each common share is equal to 85% of the five day weighted average closing price of the common shares as quoted in the over-the-counter "pink sheets" immediately prior to the conversion date.


NOTE 10 - Long-Term Debt
                                                    1997            1996
                                                ------------    ------------

Note payable, bank, due in monthly
installments of $2,333 plus interest at
prime plus 1% per annum........................ $       --      $     16,344

Notes payable,  bank for transportation
equipment,  interest varying from 7.25% to
9.00%, secured by transportation equipment.....         --            37,808

Various capital leases.........................         --            50,953
                                                ------------    ------------
                                                        --           105,105
Less current portion...........................         --            31,213
                                                ------------    ------------
Long-term debt................................. $       --      $     73,882
                                                ============    ============

NOTE 11 - Leases

As Lessee:

The Company leases office and warehouse space under operating leases that expire at various times through 2002.

Future minimum payments, by year and in the aggregate, under these operating leases, consisted of the following at September 30, 1997:

           1998................................ $    213,546
           1999................................      177,790
           2000................................      131,316
           2001................................      114,420
           2002................................       66,745
                                                ------------
          Total minimum lease payments......... $    703,817
                                                ============

Rent expense for the years ended September 30, 1997 and 1996 amounted to $300,778 and $521,500, respectively. See NOTE 14 - RELATED PARTY TRANSACTIONS for additional disclosures.

As Lessor:

Subsequent to September 30, 1997, the Company entered into an agreement to sub-lease an office and warehouse facility to a third party from January 1, 1998 to July 31, 2002. Future minimum rents receivable under noncancelable leases are:

           1998................................ $     67,330
           1999................................       89,800
           2000................................      101,000
           2001................................      102,100
           2002................................       59,558
                                                ------------
          Total minimum rents receivable....... $    419,788
                                                ============

NOTE 12 - CASH FLOW INFORMATION

For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


                                                    1997            1996
                                                ------------    ------------

Supplemental disclosures of cash flow
  information:
Cash paid (refunded) for:
     Interest.................................. $    613,260    $    225,523
     Income taxes.............................. $       --      $   (163,322)

Supplemental schedule of noncash investing
  and financing activities:
     Machinery and equipment acquired
       through capitalized lease
       obligations............................. $       --      $    150,212
     Machinery and equipment acquired
       through long term-debt.................. $     22,565    $       --

See NOTE-3 SECURITIES AVAILABLE FOR SALE and NOTE-18 DISCONTINUED OPERATIONS for additional disclosures.

NOTE 13 - PROVISION FOR INCOME TAXES

A provision for income taxes has not been recorded due to the Company's current year losses and net operating loss carryforwards. The components of the deferred income tax provision are as follows:

                                                    1997            1996
                                                ------------    ------------
Deferred income tax expense components:
  Allowance for doubtful accounts.............. $    376,500    $    176,000
  Contingent liabilities.......................      501,000            --
  Loss on construction in process..............     (139,000)        139,000
  Net operating loss, current year.............    1,339,000       1,052,000
  Other........................................       (7,500)         50,000
  Valuation allowance..........................   (2,070,000)     (1,417,000)
                                                ------------    ------------
                                                $       --      $       --
                                                ============    ============
A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:
                                                    1997            1996
                                                ------------    ------------
                                                           %               %
  Statutory federal income tax rate............      (34)            (34)
  State income taxes...........................       (1)             (1)
  Net operating loss carryforward..............       35              35
                                                ------------    ------------
                                                      --              --
                                                ============    ============
The components of deferred income taxes are as follows:
                                                    1997            1996
                                                ------------    ------------
Current:
  Allowance for doubtful accounts.............. $    552,500    $    176,000
  Accelerated depreciation.....................       20,500           5,000
  Accrued vacation pay.........................         --            28,000
  Loss on construction in process..............         --           139,000
  Contingent liabilities.......................      501,000            --
  Net operating loss carry forward.............    2,894,000       1,550,000
  Valuation allowance..........................   (3,968,000)     (1,898,000)
                                                ------------    ------------
                                                $       --      $       --
                                                ============    ============

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company established a valuation allowance against deferred tax assets of $3,968,000 and $1,898,000 at September 30, 1997 and 1996, respectively.

The Company has net operating loss carryforwards of approximately $8,500,000 and $4,500,000 at September 30, 1997 and 1996 respectively, for federal income tax purposes available to offset future financial income, expiring, if not used, periodically through the year 2012. A portion of the net operating loss carry forwards are subject to an annual limitation of approximately $350,000.

NOTE 14 - LITIGATION, COMMITMENTS AND CONTINGENCIES

Borrowings from American Eco Corporation (AEC) were the Company's primary source of funding for fiscal 1997. The balance due to AEC as of September 30, 1997 was $17,609,424 compared to $4,908,000 for the same period in fiscal 1996. The original terms of the AEC facility carried a maximum borrowing amount of $5,250,000, interest at the prime rate plus 2% per annum, was unsecured and matured on July 31, 1997. Effective July 31, 1997 the line of credit facility with AEC was renewed, extended and modified to increase the maximum borrowing amount to $15,000,000 and extend the maturity to February 18, 1998. On September 30, 1997 the borrowing amount was increased further to $20,000,000. All other terms under the original line of credit agreement remained unchanged. The renewal of the line of credit also provides AEC an option to convert the entire outstanding principal amount of the line of credit plus any accrued and unpaid interest outstanding at the time of conversion, into common shares of the Company, subject to shareholder approval to increase the number of authorized shares. The conversion price for each common share is equal to 85% of the five day weighted average closing price of the common shares as quoted in the over-the-counter "pink sheets" immediately prior to the conversion date.
The nature and scope of the Company's business operations bring it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject the Company to the hazards of litigation, which are defended in the normal course of business. The Company is currently involved in several lawsuits and investigations including regulatory compliance. Although the outcome of these claims is not clearly determinable at the present time, Management believes that such proceedings are either adequately covered by insurance, or if uninsured, by the estimated losses it has recorded to date. The resolution of such claims, however, could have a material effect on the Company's results of operations or cash flows. The reserves for litigation and other contingencies recorded by the Company as of September 30, 1997 amounted to $1,349,000.


NOTE 15 - RELATED PARTY TRANSACTIONS

The  Company  is  involved  in  various   related  party   transactions.   These
transactions are summarized as follows:

Pursuant to a Management Services Agreement effective October 1, 1996 between AEC and the Company, AEC had agreed to provide certain services to the Company in exchange for a management fee to be paid on a quarterly basis. The services include providing the Company with management guidance as well as guaranteeing certain of the Company's obligations with its creditors, in order to allow the Company to receive favorable terms with its creditors. The agreement provides for a quarterly payment of $1,000,000. AEC stopped providing management services to the Company shortly after the appointment of Frank Fradella as President and CEO of the Company in May 1997. Therefore the management fee was pro-rated for the third quarter and amounted to $300,000. For the year ended September 30, 1997, total management fees were $2,300,000.

During 1996 the Company leased equipment under capitalized leases from an entity that is 100% owned by a stockholder with interest rates of approximately 13% per annum. The Company incurred interest expense to this related party of approximately $116,675 for the year ended September 30, 1996. At September 30, 1996, this leased equipment was reflected on the Company's financial records as follows: (a) cost $1,203,303, (b) accumulated depreciation $1,022,476 and (c) capital lease obligation $93,782. During the year ended September 30, 1997, the lease obligation was paid off.

The Company also leased warehouse and office facilities under an operating lease from an entity that is owned by this same stockholder. The Company incurred rent expense of $55,000 and $156,313 for the years ended September 30, 1997 and 1996, respectively.

NOTE 16 - WARRANTS AND OPTIONS

In connection with funds advanced to the Company under a promissory note, and subsequent amendments and extensions to the note issued by an investor group, the Company committed to issue 480,000 warrants, to purchase the Company's common stock. These warrants are subject to shareholder approval of an increase in the authorized number of outstanding shares. The exercise price of the warrants will be equal to the market value on the date of issue.

In connection with a non-registered offering of the Company's common stock in 1994, 714,286 warrants were issued. The warrants had an exercise price of $1.40 per share and expired in June 1997.


NOTE 17 - RETIREMENT PLAN

The Company, through its collective bargaining agreements with various unions, contributes to the unions' retirement plans. For the years ended September 30, 1997 and 1996, an expense of $151,005 and $151,396 was incurred for these retirement plans, respectively.

Effective November 1, 1996 the Company adopted a tax-deferred retirement plan under Section 401(k) of the Internal Revenue Code. The Company may, at its discretion, make profit-sharing contributions to the plan out of its profits for the plan year. No matching contributions were made for the year ended September 30, 1997.

NOTE 18 - DISCONTINUED OPERATIONS

Commercial Asbestos

In May 1997, the Company decided to discontinue the commercial asbestos operations of P. W. Stephens Contractors, Inc. ("PWSC") and QHI Stephens, Inc. ("QHI"). The results of operations for the respective periods presented are reported as a component of discontinued operations in the current year of the consolidated statements of operations. The net loss of these operations subsequent to September 30, 1997 are included in the statements of operations under discontinued operations and therefore revenues, cost of revenue, selling, general and administrative expenses associated with the discontinued operations.

The following tables summarizes results of operations for PWSC and QHI for the years ended:
                                                    1997            1996
                                                ------------    ------------
          Net sales............................ $  7,059,949    $ 13,876,959
          Operating loss.......................   (5,765,745)     (3,305,164)
          Loss from discontinued
           operations..........................   (5,765,745)     (3,305,164)

The following table summarizes the net liabilities related to the discontinued operations of PWSC and QHI for the year ended:
                                                 September 30,
                                                      1997
                                                 ------------
          Net working capital deficit........... $ (1,930,988)
          Machinery and equipment, net..........      154,947
                                                 ------------
          Net liabilities related to
           discontinued operations.............. $ (1,776,041)
                                                 ============

Included in the current liabilities at September 30, 1997 is a provision for loss on discontinued operations of $300,000 which consists of estimated costs associated with the disposal and operating losses expected through February 28, 1998, the phase out period. During the current year, the Company sold certain machinery and equipment with a net book value of $258,933 related to the discontinued operations that could not be used in the existing businesses. The Company received proceeds of $99,950 for the sale of those assets resulting in a loss on disposition of assets in the amount of $156,863. The remaining machinery and equipment consists of vehicles that will be utilized in the Company's ongoing operations.


Sale of Kelar

As of June 30, 1997, the Company completed the sale of all of the issued and outstanding shares of Kelar Controls, Inc. ("Kelar") to Regal Oak Properties, Inc. ("Regal Oak") for $2,500,000. Pursuant to the Acquisition Agreement, the Company received a Promissory Note for the full purchase price. The note is payable in one (1) installment due June 30, 1998, accrues interest at 10% per annum and is secured by performance bonds totaling $2,500,000. The results of operations for the respective periods presented are reported as a component of discontinued operations in the current year of the consolidated statement of operations.

The following are the summarized results of operations for Kelar for the years ended September 30,:

                                                    1997            1996
                                                ------------    ------------
          Net sales............................ $  1,089,277    $    660,983
          Operating loss.......................      (86,672)       (469,346)
          Loss from discontinued operations....      (86,672)       (469,346)


NOTE 19 - SUBSEQUENT EVENTS

JL Manta,  Inc.

On November 19, 1997, the Company completed its acquisition of JL Manta, Inc. ("Manta"), an Illinois corporation which provides specialized maintenance services for clients in the industrial, environmental and low-level nuclear sectors. Pursuant to the terms of a Stock Purchase Agreement, the Company acquired all of the issued and outstanding common stock, no par value per share, of Manta (the "Manta Stock") from the stockholders of Manta (the "Manta Stockholders")for consideration of $4,725,321 in cash and $2,235,312 in convertible promissory notes of the Company, payable in installments with a final payment due on November 18, 2000 (the "Stockholder Notes"). Subject to the approval by the Company's stockholders of an amendment to EIF's charter authorizing the requisite amount of stock, at any time after June 30, 1998 the holders of the Stockholder Notes may convert any principal payment due under the Stockholder Notes into shares of EIF's common stock, no par value per share (the "EIF Stock"), at a conversion price equal to the closing transaction price of the EIF Stock on the date a conversion notice is received by EIF (the "Conversion Price"). Concurrent with the closing of the Acquisition, certain Manta Stockholders and key employees entered into Retention Bonus Agreements with EIF providing for bonus payments in the aggregate amount of $900,000 to be made by the Company over a three year period.

Also concurrently with the Acquisition, in connection with financing provided to the Company, the Company issued a $6,500,000 Convertible Promissory Note. The Note bears interest at the rate of 5 1/4% per annum, becomes due on May 18, 1999 and is secured by a pledge of all of the Manta Stock. Subject to approval of the Company's Stockholders of an amendment to EIF's charter authorizing the requisite amount of preferred and common stock, the Note is convertible into 5 1/4% preferred convertible stock at a conversion price of One Dollar $1.00 per share, with such preferred convertible stock convertible into EIF common stock.

Also in connection with the acquisition, the Company issued $2,500,000 Promissory Note. The note bears interest at the rate of Nine Percent (9%) per annum and becomes due on February 16, 1998. The loan amount represented by the note was used by the Company to refinance certain indebtedness of Manta.

Manta has working capital and fixed asset based credit facilities which it utilizes in the normal course of business. Essentially all of the assets of Manta are pledged as security under one or more of these facilities. The loan agreements which govern these facilities contain typical covenants, including financial covenants, with which the Company must comply.

Debt.

In December 1997, the Company, through its Manta subsidiary has received a credit facility commitment with LaSalle Bank, which tentatively provides for a $4,000,000 secured revolver for working capital financing, a $1,300,000 secured standby letter of credit for workers compensation and a $5,500,000 secured installment loan to refinance the existing term debt. Principal on the revolver is payable on demand up to one year from the date of closing. The principal due on the standby letter of credit is two years from the closing date and five years from closing on the installment loan. The note is secured by substantially all of the assets of Manta and requires the maintenance of normal financial covenants and performance ratios.


NOTE - 20 INDUSTRY SEGMENT DATA

The Company operates in two principal industries; (a.) Industrial, commercial and governmental Environmental Remediation Services and (b.) residential asbestos abatement. It is the Company's policy to price intersegment contracts on an equivalent basis to that used for pricing external contracts. The following is a summary of selected financial data for these business segments:

                                                     Years Ended September 30,
                                                   ----------------------------
                                                       1997             1996
                                                   ------------    ------------

Revenue
  Environmental remediation services.............. $  7,293,082    $  6,353,658
  Residential asbestos abatement..................    6,141,341       6,647,683
                                                   ------------    ------------
    Total revenue................................. $ 13,434,423    $ 13,001,341
                                                   ============    ============
Operating income (loss)
  Environmental remediation services.............. $    (57,247)   $   (504,704)
  Residential asbestos abatement..................    1,579,985         570,607
                                                   ------------    ------------
    Total operating income........................    1,522,738          65,902
Corporate Expenses................................   (3,226,486)     (1,185,251)
Interest Expense..................................   (1,434,992)       (256,448)
Other.............................................       10,189         (59,413)
                                                   ------------    ------------
    Loss before provision for income taxes........ $ (3,128,551)   $ (1,435,210)
                                                   ============    ============
Depreciation and amortization
  Environmental remediation services.............. $    213,328    $    269,465
  Residential asbestos abatement..................       97,772          33,627
  Corporate.......................................        3,856             312
                                                   ------------    ------------
    Total depreciation and amortization........... $    314,956    $    303,404
                                                   ============    ============

Capital expenditures
  Environmental remediation services.............. $     10,692    $    230,141
  Residential asbestos abatement..................      135,616          21,553
  Corporate.......................................       31,388           2,679
                                                   ------------    ------------
    Total capital expenditures.................... $    177,696    $    254,373
                                                   ============    ============
Identifiable Assets
  Environmental remediation services.............. $  3,955,112    $  1,581,330
  Residential asbestos abatement..................    1,538,278       4,655,635
  Corporate.......................................    9,182,596       4,338,538
                                                   ------------    ------------
    Total capital expenditures.................... $ 14,675,986    $ 10,575,503
                                                   ============    ============




NOTE 21 - FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of fiscal 1996, the Company recorded the following adjustments:

   Recognized approximately $400,000 of legal fees associated with a former stockholder and officer.

   Recorded additional reserves for allowance for doubtful accounts in the amount of approximately $600,000.

   Recognized approximately $400,000 for losses incurred on work in progress.

             [letterhead of Karlins, Fuller Arnold & Klodosky P.C.]


To the Stockholders and Directors of
EIF HOLDINGS, INC.


                          Independent Auditor's Report
                          ----------------------------

We have audited the accompanying consolidated balance sheet of EIF HOLDINGS, INC. as of September 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EIF HOLDINGS, INC. at September 30, 1997 and 1996, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Karlins, Fuller, Arnold & Klodosky, P.C.
--------------------------------------------


Houston, Texas
December 18 1997

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by this item is set forth in the section entitled "Information Concerning Directors and Nominees" contained in the Company's definitive Proxy Statement to be filed with Securities and Exchange Commission ("the Proxy Statement") in connection with the Company's 1998 Annual Meeting of Stockholders, and such information is incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION

Remuneration of the directors and officers and information related thereto is included in the section entitled "Executive Compensation and Other Information" contained in the Proxy Statement, and said information is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security ownership of management and certain beneficial owners and information related thereto is included in the section entitled "Voting Securities and Principal Holders Thereof" contained in the Proxy Statement, and said information is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with management and related parties and information related thereto is included in the section entitled "Certain Relationships and Related Transactions" contained in the Proxy Statement, and said information is incorporated herein by reference.

ITEM 13.  EXHIBIT AND REPORTS ON FORM 8-K

(a)  Exhibits
     The following documents are filed (separately) as exhibits to this report:


 Regulation S-B
 Exhibit Number


      2.1 Exchange of Stock Agreement and Plan of Reorganization between EIF Holdings, Inc. ("EIF") and P.W. Stephens Contractors, Inc. [filed as an Exhibit to the Current Report of the Company on Form 8-K for the Date of Event January 31, 1993 and incorporated herein by reference].


      2.2 Acquisition Agreement between EIF and Von Guard Holdings, Inc. and its subsidiaries [filed as an Exhibit to the Current Report of the Company on Form 8-K for the Date of Event August 2, 1994 and incorporated herein by reference].


      2.3 Sale of Stock Agreement by and between EIF, Kelar Controls, Inc. and its shareholders [filed as an Exhibit to the Annual Report of the Company on Form 10-KSB for the fiscal year ended December 31, 1994 and incorporated herein by reference].


      3.1 Certificate of Incorporation, as amended to date [filed as an Exhibit to the Annual Report of the Company on Form 10-KSB for the fiscal year ended December 31, 1992 and incorporated herein by reference].


      3.2 Bylaws [filed as an Exhibit to the Annual Report of the Company on Form 10-KSB for the fiscal year ended December 31, 1992 and incorporated herein by reference].


      4.1 Specimen Common Stock certificate [filed as an Exhibit to the Annual Report of the Company on Form 10-KSB for the fiscal year ended December 31, 1992 and incorporated herein by reference.


      4.2 Certificate for Specimen "B", "C" and "D" Warrants [filed as an Exhibit to the Annual Report of the Company on Form 10-KSB for the fiscal year ended December 31, 1992 and incorporated herein by reference].


      4.3 Extension of Class B Warrants [filed as an Exhibit to the Current Report of the Company on Form 8-K for the Date of Event October 15, 1994 and incorporated herein by reference].

     10.1 Amended Employment Contract of Andreas O. Tobler [filed as an Exhibit to the Current Report of the Company on Form 8-K for the Date of Event September 7, 1994 and incorporated herein by reference].

     10.2 NY-STAR Purchase Agreement between EIF Holdings, Inc. ("EIF") and Andreas O. Tobler [filed as an Exhibit to the Annual Report of the Company on Form 10-KSB for the fiscal year ended December 31, 1992 and incorporated herein by reference].


     10.3 Agreements relating to Gertino/Block stock issuance [filed as an Exhibit to the quarterly report of the Company on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference].


     10.4 Promissory Note Line of Credit Agreement, dated March 1, 1996, with American Eco Corporation ("American Eco") [filed as an Exhibit to the Annual Report of the Company on Form 10-kSB for the year ended September 30, 1996 and incorporated herein by reference].

     10.5 Agreement, dated February 2, 1996, between EIF and American Eco [filed as an Exhibit to the Current Report of the Company on Form 8-K for the Date of Event February 2, 1996 and incorporated herein by reference].

     10.6 Settlement Agreement and Mutual Release, dated April 4, 1996, among Kelar, Kelly McMahon, and Larry Thomas (as plaintiffs) and EIF and the other defendants [filed as an Exhibit to the Annual Report of the Company on Form 10-kSB for the year ended September 30, 1996 and incorporated herein by reference].

     10.7 Agreement and General Release, dated as of November 8, 1996, among Richard Austin, EIF, PW Stephens and American Eco [filed as an Exhibit to the Annual Report of the Company on Form 10-kSB for the year ended September 30, 1996 and incorporated herein by reference].

     10.8 Lease Agreement, dated January 9, 1997, between Aetna Life Insurance Company and EIF, for premises in Anaheim, California [filed as an Exhibit to the Annual Report of the Company on Form 10-kSB for the year ended September 30, 1996 and incorporated herein by reference].

     10.9      Management  Agreement  effective  October  1,  1996  between  the
               Company and  American  Eco Corp.  [incoporated  by  reference  to
               Exhibit 10.1 to the Registrant's Form 10-QSB for the quarter ended December 31, 1996].

     10.10 Promissory Note dated December 13, 1996 between the Company and Truman Harty. [incoporated by reference to Exhibit 10.2 to the Registrant's Form 10-QSB for the quarter ended December 31, 1996].

     10.11 Revolving Line of Credit dated September 1, 1996 between the Company and Turner Holdings, Inc. [incoporated by reference to
               Exhibit 10.3 to the Registrant's Form 10-QSB for the quarter ended December 31, 1996].

     10.12     Acquisition  Agreement  by and  between the Company and Regal Oak
               Properties, Inc. dated June 30, 1997 for the sale of Kelar Controls, Inc. [incoporated by reference to Exhibit 10.1 to the Registrant's Form 10-QSB for the quarter ended June 30, 1997].

     10.13 Secured Promissory Note between the Company and Regal Oak Properties, Inc. dated June 30, 1997. [incoporated by reference to Exhibit 10.2 to the Registrant's Form 10-QSB for the quarter ended June 30, 1997].

     10.14 Security Agreement Pledge between the Company and Regal Oak Properties, Inc. dated June 30, 1997. [incoporated by reference to Exhibit 10.3 to the Registrant's Form 10-QSB for the quarter ended June 30, 1997].

     10.15 Renewal, Extension and Enlargement Promissory Note between the Company and Truman Harty dated April 4, 1997. [incoporated by reference to Exhibit 10.4 to the Registrant's Form 10-QSB for the quarter ended June 30, 1997].

     10.16 Stock Purchase Agreement, dated September 30, 1997, among EIF Holdings, Inc. ("EIF") and each of the stockholders of JL Manta, Inc.[incoporated by reference to Exhibit 10.1 to the Registrant's Form 8-K for the date of event November 19, 1997].

     10.17 $6.5 Million Convertible Promissory Note issued by EIF to Deere Park Capital Management, Inc., as nominee for EIFH Joint Venture, L.L.C. and Certain Reg. D Hedge Funds. [incoporated by reference to Exhibit 10.2 to the Registrant's Form 8-K for the date of event November 19, 1997].

     10.18 $2.5 Million Convertible Promissory Note from EIF to Deere Park Capital Management, Inc. ("Deere Park"). [incoporated by reference to Exhibit 10.3 to the Registrant's Form 8-K for the date of event November 19, 1997].

     10.19 Convertible Promissory Note of EIF, issued to Leo J. Manta. [incoporated by reference to Exhibit 10.4 to the Registrant's Form 8-K for the date of event November 19, 1997].

     10.20 Convertible Promissory Note of EIF, issued to Steven A. Manta. [incoporated by reference to Exhibit 10.5 to the Registrant's Form 8-K for the date of event November 19, 1997].

     10.21 Convertible Promissory Note of EIF, issued to Michael J. Chakos. [incoporated by reference to Exhibit 10.6 to the Registrant's Form 8-K for the date of event November 19, 1997].

     10.22 Convertible Promissory Note of EIF, issued to John L. Manta. [incoporated by reference to Exhibit 10.7 to the Registrant's Form 8-K for the date of event November 19, 1997].

     10.23     Convertible Promissory Note of EIF, issued to the Alexander Manta
               Trust.   [incoporated   by  reference  to  Exhibit  10.8  to  the
               Registrant's Form 8-K for the date of event November 19, 1997].

     10.24     Convertible  Promissory  Note of EIF,  issued to the Erica  Manta
               Trust.   [incoporated   by  reference  to  Exhibit  10.9  to  the
               Registrant's Form 8-K for the date of event November 19, 1997].

     10.25     Convertible  Promissory  Note of EIF, issued to the Zachary Manta
               Trust.   [incoporated  by  reference  to  Exhibit  10.10  to  the
               Registrant's Form 8-K for the date of event November 19, 1997].

     10.26 Convertible Promissory Note of EIF, issued to Allen DeLange. [incoporated by reference to Exhibit 10.11 to the Registrant's Form 8-K for the date of event November 19, 1997].

     10.27 Convertible Promissory Note of EIF, issued to Jon S. Claypool. [incoporated by reference to Exhibit 10.12 to the Registrant's Form 8-K for the date of event November 19, 1997].

     10.28 Pledge Agreement by and among EIF, Deere Park Equities, L.L.C. and Deere Park Capital Management, Inc., as nominee for EIFH Joint Venture, L.L.C. and certain Reg. D Hedge Funds, regarding $6.5 Million Promissory Note from EIF. [incoporated by reference to Exhibit 10.13 to the Registrant's Form 8-K for the date of event November 19, 1997].

     10.29 Security Agreement executed by the Company in favor of Harris [incoporated by reference to Exhibit 10.14 to the Registrant's Form 8-K for the date of event November 19, 1997].

     10.30 Subordination Agreement between Harris and Deere Park Capital Management, Inc. [incoporated by reference to Exhibit 10.15 to the Registrant's Form 8-K for the date of event November 19, 1997].

     10.31 Subordination Agreement between Harris and EIF. [incoporated by reference to Exhibit 10.16 to the Registrant's Form 8-K for the date of event November 19, 1997].

     10.32     Security   Agreement   between   Deere  Park  and  the   Company.
               [incoporated by reference to Exhibit 10.17 to the Registrant's Form 8-K for the date of event November 19, 1997].

     10.33 Registration Rights Agreement between EIF and each of the Sellers. [incoporated by reference to Exhibit 10.18 to the Registrant's Form 8-K for the date of event November 19, 1997].

     10.34 Employment Agreement between the Company and Michael J. Chakos. [incoporated by reference to Exhibit 10.19 to the Registrant's Form 8-K for the date of event November 19, 1997].

     10.35 Form of Registration Rights Agreement. [incoporated by reference to Exhibit 10.20 to the Registrant's Form 8-K for the date of event November 19, 1997].

     10.36 Form of Guaranty. [incoporated by reference to Exhibit 10.21 to the Registrant's Form 8-K for the date of event November 19, 1997].


*    10.37     Renewal, Extension and Modification Revolving Line of Credit Note
               effective  July 1, 1997  between  the Company  and  American  Eco
               Corporation

*    10.38     Second   Amendment   Revolving  Line  of  Credit  Note  effective
               September   30,  1997   between  the  Company  and  American  Eco
               Corporation.

*    21        Subsidiaries of the Registrant

*    27        Financial Data Schedule



-----------------------------
*  Filed herewith


(b) Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the three month period ended September 30, 1997

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, EIF Holdings Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 EIF HOLDINGS, INC.
                                 (Registrant)



                                 By: /s/J. Drennan Lowell
                                     ----------------------------------
                                     /s/J. Drennan Lowell,
                                     Vice President, Chief Financial
                                     Officer and Treasurer
                                     (Principal financial officer)

Dated:  January 13, 1997



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



     By:  /s/Frank J. Fradella
          ----------------------------------            Dated: January 12, 1998
          Frank J. Fradella,
          President, Chief Executive Officer
          and Director



     By:  /s/Michael E. McGinnis                        Dated: January 12, 1998
          ---------------------------------
          Michael E. McGinnis,
          Chairman of the Board and Director



     By:  /s/J. Drennan Lowell                          Dated: January 12, 1998
          ----------------------------------
          J. Drennan Lowell,
          Vice President, Chief Financial
          Officer and Treasurer
          (Principal financial officer)


     By:  /s/Joseph L. Vaillancourt                     Dated: January 12, 1998
          ----------------------------------
          Joseph L. Vaillancourt,
          Corporate Controller (Principal
          Accounting Officer)


     By:  /s/ Andreas O. Tobler                         Dated: January 12, 1998
          ---------------------------------
          Andreas O. Tobler,
          Director

                                        EXHIBIT INDEX
                                        --------------
Exhibit
Number       Description                                                  Page


 10.2       Renewal, Extension and Modification Revolving
             Line of Credit Note effective July 1, 1997 between
             the Company and American Eco Corporation...................   44

 10.2       Second Amendment Revolving Line of Credit Note
            effective September 30, 1997 between the Company
            and American Eco Corporation................................   48

 21         Subsidiaries of the Registrant..............................   49

 27         Financial Data Schedule.....................................   50