Form 10QSB
period 1997-12-31
EIF HOLDINGS INC
filed 1998-02-17
CIK 855424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                  ------------

                 {X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1997

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

                            53 Stiles Road, Suite 101
                                 Salem, NH 03079
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (603) 890-3680
                           ---------------------------
                           (Issuer's telephone number)

            15201 Pipeline Lane, Suite B, Huntington Beach, CA 92649
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed since last report

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

               Class                          Outstanding at February 5, 1998
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

                                EIF HOLDINGS INC.

                                Table of Contents

PART I.  FINANCIAL INFORMATION                                              Page

ITEM 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of December 31, 1997
           and September 30, 1997............................................ 3

         Consolidated Statements of Operations for the Three Months
           Ended December 31, 1997 and 1996.................................. 4

         Consolidated Statements of Cash Flows for the Three Months
           Ended December 31, 1997 and 1996.................................. 5

         Notes to Consolidated Interim Financial Statements.................. 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................. 8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 10

Item 5.  Other Information................................................... 10

Item 6.  Exhibits and Reports on Form 8-K.................................... 10

         Signatures.......................................................... 11

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                               EIF HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                   December 31,   September 30,
                                                       1997            1997
                                                   ------------    ------------
                                                    (Unaudited)      (Audited)
          ASSETS
Current assets:
   Cash........................................... $  3,262,314    $    304,678
   Accounts receivable, net.......................   12,466,530       3,807,367
   Note Receivable................................    2,676,374       2,562,500
   Securities available for sale..................    3,462,697       5,562,697
   Receivable officer.............................      130,000          70,000
   Costs and estimated earnings on contracts
    in progress in excess of billings.............      463,797          52,003
   Prepaid assets.................................      828,013         726,684
                                                   ------------    ------------
        Total current assets......................   23,289,725      13,085,929

Machinery and equipment, net......................    6,895,793         603,940

Other noncurrent assets:
   Goodwill.......................................    4,253,674         755,597
   Receivable officer.............................      210,000         210,000
   Investments....................................      427,836            --
   Retention bonus agreements.....................      875,000            --
   Other assets...................................      850,593          20,520
                                                   ------------    ------------
                                                      6,617,103         986,117
                                                   ------------    ------------
   Total assets................................... $ 36,802,621    $ 14,675,986
                                                   ============    ============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses........... $  6,717,486    $  2,408,077
  Notes payable...................................    1,386,263       1,695,120
  Billings in excess of costs and estimated
   earnings on contracts in progress..............      480,807         178,921
  Note payable due to shareholder.................   17,908,945      17,609,424
  Reserve for contingencies.......................    3,430,441       1,349,000
  Net liabilities for discontinued operations.....    1,338,182       1,776,041
  Current maturities of long-term debt............    1,537,417            --
  Income taxes payable............................      228,000            --
  Deferred income taxes...........................      333,000            --
                                                   ------------    ------------
                                                     33,360,541      25,016,583
Non-current liabilities:
  Long term debt.................................    13,266,672            --
  Deferred taxes.................................       381,000            --
                                                   ------------    ------------
                                                     13,647,672            --
Stockholders' deficit
  Common stock...................................     3,019,246       3,019,246
  Additional paid-in capital.....................       804,696         804,696
  Accumulated deficit............................   (14,029,534)    (14,164,539)
                                                   ------------    ------------
        Total stockholders' deficit..............   (10,205,592)    (10,340,597)
                                                   ------------    ------------
   Total liabilities and stockholders' deficit...  $ 36,802,621    $ 14,675,986
                                                   ============    ============

The balance sheet at September 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation.

The accompanying notes are an integral part of these consolidated financial statements.

                               EIF HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months ended
                                                            December 31,
                                                   ----------------------------
                                                        1997            1996
                                                   ------------    ------------

Revenue........................................... $ 10,453,400    $  3,389,944

Cost of revenue...................................    7,808,302       2,211,680
                                                   ------------    ------------
 Gross profit.....................................    2,645,098       1,178,264

Selling, general and administrative expenses......    1,885,667       2,422,463

                                                   ------------    ------------
                                                        759,431      (1,244,199)
Other:
 Other income.....................................      (53,668)           --
 Interest expense.................................      536,096         387,028
                                                   ------------    ------------
 Income (loss) before income taxes................      277,003      (1,631,227)

Income taxes......................................       20,000            --
                                                   ------------    ------------
Income (loss) from continuing operations..........      257,003      (1,631,227)

(Loss) from discontinued operations...............         --        (5,035,795)
                                                   ------------   -------------

Net income (loss) ................................ $    257,003   $  (6,667,022)
                                                   ============   =============

Net income (loss) per share....................... $       0.01   $       (0.27)
                                                   ============   =============
Weighted average number of common
  shares outstanding..............................   24,618,201      24,618,201
                                                   ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                               EIF HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Three Months ended
                                                          December 31,
                                                   ----------------------------
                                                        1997           1996
                                                   ------------    ------------

Net cash provided by (used in)  operating
    activities net of effects of business
    acquired...................................... $     71,002   $  (1,148,572)

Cash flow from investing activities
    Purchase of machinery and equipment...........     (359,669)       (204,207)
    Proceeds from sale of equipment...............      233,129            --
    Acquisition of business net of cash acquired..      192,253            --
                                                   ------------    ------------

Net cash provided by (used in) investing
 activities.......................................       65,713        (204,207)

Cash flow from financing activities
   Proceeds from sale of marketable securities.....    2,100,000            --
   Net advances (payments) on notes payable.......      588,237         332,175
   Net advances on notes due to shareholder.......      299,521       1,294,803
   Net payments on long-term debt.................         --           (73,882)
                                                   ------------    ------------
Net cash provided by financing activities.........    2,820,921       1,553,096
                                                   ------------    ------------

Net increase in cash..............................    2,957,636         200,317
Cash, beginning of period.........................      304,678         178,231
                                                   ------------    ------------

Cash, end of period............................... $  3,262,314    $    378,548
                                                   ============    ============


Supplemental disclosure of Non-cash Investing and Financing Activities

During the three months ended December 31, 1997, the Company assumed $9,000,000 of liabilities associated with the acquisition of a business.

The accompanying notes are an integral part of these consolidated financial statements.

                               EIF HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by EIF Holdings, Inc., (the "Company"), in accordance with generally accepted accounting principles pursuant to Regulation SB of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes as contained in Form 10-KSB for the year ended September 30, 1997. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of results of operations to be expected for the full year.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries; J.L. Manta, Inc.("Manta"), P.W. Stephens Residential, Inc.(Residential"), and P.W. Stephens Contractors, Inc. and P.W. Stephens Services, Inc. (collectively referred to as "St. Louis"). The P.W. Stephens Contractors, Inc. and QHI Stephens Contractors, Inc. subsidiaries were discontinued in May 1997 and have been accounted for as discontinued operations for all current periods reported under this Form 10-QSB. Kelar Controls, Inc. was divested on June 30, 1997, and is also accounted for as discontinued operations for all periods reported under this current Form 10-QSB.

Net Income (Loss) Per Share Information. The net income (loss) per share amounts have been computed by dividing net loss by the weighted-average number of common shares outstanding during the respective periods.

In February 1997, The Financial Accounting Standards Board Issued Statement No. 128, Earnings Per Share, which was required to be adopted on December 31, 1997. The Company is now required to exclude the dilutive effect of stock options in its calculation of primary earnings per share and to restate prior periods. The impact of statement 128 on the calculation of fully diluted earnings per share was not material.

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

NOTE 2 - SECURITIES AVAILABLE FOR SALE

Securities available for sale consist of 570,333 common shares of American Eco Corporation ("AEC"). These shares were issued to the Company by AEC in lieu of cash in conjunction with the Amendment dated September 30, 1997, to the existing line of credit which increased the maximum borrowing amount under the line to $20,000,000. The Company intends to sell these securities to settle certain existing obligations (see NOTE 3 - TRANSACTIONS WITH AFFILIATES and Item 2 Liquidity for additional disclosures).

NOTE 3 - TRANSACTIONS WITH AFFILIATES

On September 30, 1997, AEC executed a renewal and amendment to the existing line of credit facility increasing the Company's maximum borrowing amount to $20,000,000. The AEC line of credit facility carries interest at the prime rate plus 2% per annum, is unsecured and matures on February 18, 1998 (there are discussions being held regarding an extension to the line of credit facility). As of December 31, 1997 and September 30, 1997, the total amounts outstanding under the AEC facility were $17,908,945 and $17,609,424 respectively. Included in these amounts are accrued interest of $1,134,832 and $835,311 respectively.

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

In connection with the acquisition of Manta, the Company issued convertible promissory notes totalling $2,235,312 to certain of Manta's former stockholders. The convertible notes are non-interest bearing and payable in installments with a final payment due on November 18, 2000. The notes allow for the conversion of any principal payment due under the Stockholder Notes into shares of the Company's common stock, at a conversion price equal to the closing transaction price of the EIF Stock on the date of conversion. The conversion option is subject to shareholder approval of an increase in the authorized number of outstanding shares. There is no assurance that this can be achieved.

Concurrent with the closing of the acquisition, the Company entered into Retention Bonus Agreements with certain Manta Stockholders and key employees. The Retention Bonus Agreements provide for bonus payments in the aggregate amount of $900,000 to be made by the Company over a three year period. The non-compete provisions associated with the Retention Bonus Agreements extend over a six year period.


NOTE 4 - NOTES PAYABLE

On September 30, 1996 the Company obtained a $1,300,000 line of credit from an investor group. The terms of the revolving credit facility provide for an interest rate of 10% per annum and matures on March 1, 1998. The outstanding balance under the facility as of December 31, 1997 was $1,030,000.

In connection with the financing of the Manta acquisition the Company issued a $6,500,000 Convertible Promissory Note to Deere Park Capital. The Note bears interest at the rate of 5 1/4% per annum, becomes due on May 18, 1999 and is secured by a pledge of all of the Manta Stock. The Note is convertible into 5 1/4% convertible preferred stock at a conversion price of One Dollar $1.00 per share, with such convertible preferred stock convertible into EIF common stock subject to approval of the Company's Stockholders of an amendment to EIF's charter authorizing the requisite amount of preferred and common stock.

Also in connection with the acquisition, the Company issued a $2,500,000 Promissory Note. The note bears interest at the rate of Nine Percent (9%) per annum and becomes due on February 16, 1998. The loan amount represented by the note was used by the Company to refinance certain indebtedness of Manta.

NOTE 5 - SUBSEQUENT EVENTS

In February 1998, the Company's JL Manta subsidiary signed a $9.5 million credit facility with LaSalle National Bank. A portion of the facility will be used to refinance certain indebtedness of JL Manta with the remainder available to meet working capital requirements. The facility is comprised of a one year renewable term loan, revolving loans and letters of credit. The facility is secured by the assets of Manta and guaranteed by the Company. It includes typical financial covenants which allow, with certain restrictions, distributions of excess cash generated by Manta to the Company.

NOTE 6 - BUSINESS COMBINATIONS

On November 19, 1997, the Company completed its acquisition of JL Manta, Inc. ("Manta"), an Illinois corporation which provides specialized maintenance services for clients in the industrial, environmental and low-level nuclear sectors. The Company acquired all of the issued and outstanding common stock for a total cost of $9,387,000 in cash and convertible promissory notes. See FORM 8-K Amendment No. 2 dated February 3, 1998 for the financial statements and pro forma information relating to the acquisition.

NOTE 7 - RESERVE FOR CONTINGENCIES

See PART II, ITEM 1. Legal Proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:
---------------------
General

The Company currently operates in three primary segments of the specialized maintenance services industry; Residential provides residential asbestos abatement services, St. Louis provides environmental remediation services and the newly acquired Manta operations provide industrial maintenance services. The other services formerly provided by the Company have been classified as discontinued operations in the accompanying financial statements. The following discussion and analysis relate to the Company's continuing operations. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of results of operations to be expected for the full year.

Revenue

Consolidated revenue for the three months ended December 31, 1997 increased to $10,453,000 from $3,390,000 for the same period in 1996. The increase in revenue was primarily the result of the inclusion of two months of activity from the acquired industrial maintenance services operations which amounted to $6,787,000. The revenue from the Residential asbestos abatement operations reflected a 22.8% increase to $1,717,000 in the current quarter over the same period in the prior year. This increase was the result of an increase in weather related residential insurance claims in the California markets. Weather related claims in these markets are expected to remain at higher than normal levels through the second quarter. Revenues for environmental remediation services decreased by 1.8% to $1,949,000 in the current quarter over the same period in the prior year. The decrease in revenue was the result of normal fluctuations in being awarded new contracts and the timing of the commencement of new work. The Company has traditionally experienced seasonal slow downs in the first and second quarters in its environmental remediation operations and expects that the newly acquired industrial maintenance services will experience similar trends.

Gross Profit

Gross profit as a percentage of revenue for the three month period ended December 31, 1997 was 25.3% compared to 34.8% for the same period in 1996. The decrease in the gross profit margin was primarily due to the inclusion of the industrial maintenance services operations which generated margins of approximately 19%. Residential experienced a decrease in gross margin percentage in the quarter ended December 31, 1997 to 46% from 55% for the same period in 1996. The decrease was the combined result of an increase in the insurance costs of the operations and an increase in various indirect costs associated with the restructuring efforts initiated in the fourth quarter of the prior year. These restructuring efforts resulted in overall reductions in residential asbestos abatement's total operating expenses. The Company expects that the residential asbestos operations will continue to achieve gross margins between 45% and 50%. The results for environmental remediation for the first quarter reflected an increase in its gross margin of 8% to 29% compared to the same period in 1996 due primarily to gains recognized on several projects that were completed in the current period. The Company expects that environmental services will continue to perform at gross margins between 17.0% and 22%.

Selling, General And Administrative Expenses

Consolidated selling, general and administrative expenses (SG&A) for the three months ended December 31, 1997 decreased to $1,886,000 from $2,422,000 for the same period in the prior year. As a percentage of revenue, SG&A decreased to 18% from 71.6% respectively. Corporate expenses reflects the largest change to $565,000 for the three months ended December 31, 1997 from $1,355,000 for the same period in the prior year. The decrease is due primarily to the $1,000,000 of management fees incurred from AEC in the first quarter of the prior year to help stablize the

Company. This decrease in corporate expenses is partially offset by the combined effect of an increase in current management and related salaries and an increase in amortization and retention bonus expenses. SG&A as a percentage of revenue for both environmental remediation services and residential asbestos abatement decreased in the current quarter by 7% and 8% respectively compared to the same period in the prior year. Both decreases in SG&A expenses in the current quarter reflected the benefits of the restructuring and cost containment efforts initiated by those operations throughout the prior year. These SG&A reductions have been offset in the current quarter by the inclusion of $419,000 of SG&A related to the industrial maintenance operations. Although the Company expects to continue to initiate restructuring and cost containment measures to achieve its strategic goals, it can not guarantee that future efficiencies will be recognized.

Other Expenses

Interest expense during the three months ended December 31, 1997, was $536,000 compared to $387,000 for the same period in 1996. The increase in interest expense in the current quarter was primarily due to the increased outstanding borrowings under the line of credit from its principal shareholder AEC compared to the same period in the prior year. Additional interest was recognized in the current quarter from notes issued to finance the business acquisition, outstanding borrowings from an investor group and from a bank in support of the industrial maintenance operations.

Net Loss

The net  income  for the three  months  ended  December  31,  1997 was  $257,000 compared to a net loss of $1,631,227 for the same period in the 1997. The increase in income was the combined result of the contribution of $716,000 from the industrial maintenance business, the reductions in SG&A in all of the existing operations partially offset by an increase in interest expense.


Liquidity and Capital Resources:
--------------------------------

During the first quarter the Company generated positive cash from operations of $72,002 compared to negative cash from operations of $1,148,572 for the same period in 1996. The positive cash flow is the result of an increase in activity in the residential asbestos abatement operations resulting in increased collections, a decrease in use from the environmental remediation operations due to seasonal slow downs and the efficiencies gained from the company-wide cost containment initiatives.

During the three months ended December 31, 1997, the Company received proceeds of $2,100,000 from the sale of a portion of its AEC securities the Company received in lieu of cash under the line of credit facility with AEC. The Company expects that the debt to equity conversion option under the existing AEC line of credit facility will be exercised in quarter three. The proceeds received from the sale of securities will be used to reduce existing debt and to settle outstanding obligations for the Company's discontinued operations.

In February 1998, the Company's JL Manta subsidiary signed a $9.5 million credit facility with LaSalle National Bank. A portion of the facility will be used to refinance certain indebtedness of JL Manta with the remainder available to meet working capital requirements. The facility is comprised of a one year renewable term loan, revolving loans and letters of credit. The facility is secured by the assets of Manta and guaranteed by the Company. The facility also includes typical financial covenants which allow, with certain restrictions, distributions of excess cash generated by Manta to the Company.

The Company believes, that the proceeds from the sale of securities, the proceeds from the sale of a business due in June 1998, the cash flows from the existing operations coupled with the financing arrangements the Company currently has in place will be sufficient throughout the next twelve months to finance its working capital needs, planned capital expenditures, debt service and the outstanding obligations from the Company's discontinued operations.


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

PART      II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The nature and scope of the Company's business operations bring it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject the Company to the hazards of litigation, which are defended in the normal course of business. The Company is currently involved in several litigations and investigations including regulatory compliance. Although the outcome of these claims is not clearly determinable at the present time, Management believes that such proceedings are either adequately covered by insurance, or if uninsured, by the estimated losses it has recorded to date. The resolution of such claims, however, could have a material effect on the Company's results of operations or cash flows. The reserves for litigation and contingencies recorded by the Company as of December 31, 1997 amounted to $3,449,000. Included in this amount is a $2,100,000 reserve for the acquired industrial maintenance service operations which is comprised of a $500,000 warranty reserve for certain work performed that is guaranteed for a three year period and a $1,600,000 contingency reserve for various ongoing litigation.

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    Exhibit 99.4 Press Release issued by the registrant on February 12, 1998 announcing the signing of a $10 Million Credit Facility with LaSalle National Bank.

    Exhibit 27.     Financial Data Schedule

(b) REPORTS ON FORM 8-K

    The following reports Form 8-K were filed during the quarter ended December 31, 1997:


    (i) A report dated October 8, 1997 concerning the appointment of J. Drennan Lowell as Vice President and Chief Financial Officer in place of Joel Thomas.

    (ii) A report dated October 15, 1997 concerning the Company's signing of a definitive agreement to purchase all of the outstanding common stock of JL Manta, Inc.

    (iii) A report dated December 4, 1997 concerning the completion of the acquisition of J.L. Manta, Inc. (not included Item 7. Financial Statements and Exhibits which were subsequently filed on February 3,
          1998).

    (iv) A report dated December 4, 1997 serving as amendment No. 1 to the original report dated December 4, 1997. The amendment corrects certain reported dates and adds exhibits omitted in the original filing.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                    EIF HOLDINGS, INC.
                                    ------------------
                                    Registrant


February 17, 1998                 By: /S/ J. Drennan Lowell
                                    -----------------------------
                                    J. Drennan Lowell
                                    Vice President, Chief Financial Officer,
                                    Treasurer and Secretary

                               EIF HOLDINGS, INC.

                                 EXHIBIT INDEX


         Exhibit           Description                                      Page
         -------           -----------                                      ----

         Exhibit 99.1    Press Release issued by the registrant on
                         February 12, 1998 announcing the signing of
                         a $10 Million Credit Facility with LaSalle
                         National Bank.....................................  13


         Exhibit 27      Financial Data Schedule...........................  14