Form 10KSB/A
period 1997-09-30
EIF HOLDINGS INC
filed 1998-04-13
CIK 855424

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)
                                   -----------
            [x] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

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

        54 Stiles Road
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

     The  Number of shares of Common  Stock  outstanding  at  December 31, 1997:
24,618,201.

     Transitional Small Business Disclosure Format (Check one):
YES          NO    X
    -------     -------

     ITEMS 10, 11, 12 and 13 of PART III of the Annual Report on FORM 10-KSB of EIF Holdings, Inc. (the "Company"), which was filed with the Securities and Exchange Commission on January 13, 1998, are hereby amended in their entirety and read as follows.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth certain information concerning the directors and executive officers of the Company as of December 31, 1998.

                                         Position With             Year
          Name                Age         the Company         Became Director
    ----------------------   ----   ----------------------   ----------------

    Frank J. Fradella         42     Chairman, President,           1997
                                       CEO and Director

    J. Drennan Lowell         41      Vice President, Chief          N/A
                                       Financial Officer;
                                     Treasurer and Secretary

    Michael E. McGinnis       47           Director                 1996

    Joseph L. Vaillancourt    30     Corporate Controller,           N/A
                                    Assistant Treasurer and
                                      Assistant Secretary

    Michael J. Chakos         40      Vice President of            Nominee
                                        JL Manta, Inc.

    Andreas O. Tobler         47           Director                 1993


      The terms of the directors will expire at the next annual meeting and until their successors are elected and qualified. The Company's officers are elected by the Board of Directors and hold office at the will of the Board of Directors. There is no family relationship between any of the nominees.

      Frank J. Fradella has been President, CEO and a director of the Company since May 1997 and has been Chairman since November 1997. From October 1996 to May 1997, he was Executive Vice President and Chief Operating Officer of American Eco. From February 1993 to October 1996, he was employed by NSC Corporation, a specialty contractor, having been serving as its President and CEO since September 1994. From February 1991 to January 1993, Mr. Fradella was Vice President of Kaselaan & D'Angelo Associates.

     J. Drennan Lowell has been Vice President, Chief Financial Officer, Treasurer and Secretary of the Company since October 1997. Previously, Mr. Lowell was employed by NSC Corporation where he held the positions of Vice
President, Chief Financial Officer and Secretary from November 1993 through August 1997 and Treasurer from May 1994 through August 1997. Prior to joining NSC, Mr. Lowell served as Vice President of Finance for Wheelabrator Clean Air Systems Inc. from December 1992 to November 1993 and for Wheelabrator Clean Water Systems Inc. from August 1991 to November 1993.

      Michael E. McGinnis has been a director of the Company since February 1996, and served as Chairman of the Board from February 1996 to November 1997 and as President of the Company from March 1996 until August 1996. Mr. McGinnis has served as the President and Chief Executive Officer of American Eco since 1993, Chairman since May 1997 and as a director since 1994. He was the President and Chief Executive Officer of Eco Environmental, Inc., a provider of environmental remediation services to industrial clients, when it was acquired by American Eco in 1993. Prior to joining Eco Environmental, Inc. in 1992, Mr. McGinnis was employed with The Brand Companies which he joined in 1965 and served in various operational and administrative capacities for more than 27 years. Since February 1998, Mr. McGinnis has been a director of Dominion Bridge Corporation (Nasdaq NMS).

     Joseph L. Vaillancourt has been Corporate Controller, Assistant Treasurer and Assistant Secretary of the Company since September 1997. Prior to joining the Company, Mr. Vaillancourt served as Assistant Controller of NSC Corporation from February 1996 to August 1997. From June 1994 to February 1996 Mr. Vaillancourt served as Corporate Accounting Manager for Corning Costar Corporation. From June 1993 to June 1994 Mr Vaillancourt served as Corporate Accounting Manager for Foster Medical Supply, Inc.

     Michael J. Chakos has served as Chief Financial Officer of JL Manta, Inc. since March 1993, and Vice President since November 1992, having been co-owner of such corporation until November 1997 when it was acquired by the Company. From February 1992 to March 1993, he was employed by The Brand Companies as a regional controller. Prior to February 1992, Mr. Chakos served as Chief Financial Officer of Hydro Services, Inc., a hydroblasting and vacuum services company based in California, since 1988. Since March 1995, he has owned and served as President of CUBS Construction Company.

      Andreas O. Tobler has served as a director of the Company since November 1993. He served as Vice President and Treasurer of the Company from January 1995 and November 1993, respectively, to February 1996, having been an employee from October 1991 through February 1997. Since October 1996, Mr. Tobler has served as a principal and an officer of Online Capital GmbH, a Swiss private investment company, and also served as the Managing Director of its affiliate Cornerstone Financial Corporation, a U.S. private financial company. From 1989 to 1991, Mr. Tobler was Managing Partner of Royal Trust (Switzerland).

Board Meetings and Committees

     The Board of Directors of the Company held a total of four meetings during the fiscal year ended September 30, 1997, including actions by unanimous written consent. No director attended fewer than 75% of all meetings of the Board of Directors.

      The Board of Directors of the Company currently does not have either a standing compensation committee or audit committee. It is anticipated that the directors elected at the Meeting will establish such committees. The compensation committee would recommend the compensation arrangements with the executive officers and the Company's compensation plans, and would administer the stock option plan, see Proposal No. 4 - "Approve a Plan of Merger to Change the State of Incorporation of the Company from Hawaii to Delaware Business and Financial Condition." The audit committee would oversee the financial reporting by the Company and consult, as required, with the Company's chief financial officer and independent accountants.


Section 16(a) Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and any national securities exchange or quotation system on which such class of equity securities is listed. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms filed.

     Based solely on the Company's review of the copies of such forms received by it, or on written representation from certain reporting persons, the Company discovered that Mr. Fradella had neglected to file certain Section 16(a) forms. However, Mr. Fradella is to report these transactions on Form 5.

ITEM 10. EXECUTIVE COMPENSATION AND EMPLOYMENT AGREEMENTS

      The following table sets forth all cash compensation for the fiscal year ended September 30, 1997 of the Company's Chief Executive Officer and the most highly compensated executive officers whose compensation exceeded $100,000 for services rendered to the Company (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE
                               Annual Compensation

                                                                                                 Long-Term
                                                                                Other Annual    Compensation
                                                         Salary       Bonus     Compensation       Options
Name                    Principal Position      Year       ($)         ($)          ($)              (#)
--------------------    ------------------     ------   ---------    -------    ------------    -------------

Frank J. Fradella 1/    President and CEO       1997    $ 107,665       --             --              --

David L. Norris 2/      President and CEO       1997      116,667       --             --              --


1/  Mr.Fradella became President and CEO on May 1, 1997.
2/  Mr.Norris was  President  and CEO from  September 1, 1996 through April 30,
    1997.

       The following table sets forth individual grants of stock options made by the Company during the fiscal year ended September 30, 1997 to the Named Executive Officers.

                        Option Grants in Last Fiscal Year
                                Individual Grants

                                           % of total options
                                               granted to
                                              employees in       Exercise or base      Expiration
        Name            Option Granted         fiscal year          price ($/sh)          date
--------------------    --------------     -------------------   -----------------     ----------

Frank J. Fradella            --                    --                   --                 --

David L. Norris              --                    --                   --                 --


     The following table sets forth information regarding each exercise of stock options rights during the last fiscal year by each Named Executive Officer and the fiscal year-end value of unexercised options and stock appreciation rights provided on an aggregate basis.

                 Aggregated Option Exercises in Last Fiscal Year
                            and FY-End Option Values


                                                                           Number of         Value of Unexercised
                                                                          Unexercised             In-the-Money
                                                                          Options at               Options at
                                                                           FY-End ($)               FY-End ($)
                            Shares acquired                               Exercisable/             Exercisable/
Name                        on Excercise (#)       Value Realized        Unexercisable/           Unexercisable/
--------------------        ----------------       --------------        --------------      ----------------------

Frank J. Fradella                  -0-                   -0-                   -0-                     -0-

David L. Norris                    -0-                   -0-                   -0-                     -0-


Employment Contracts

     Mr. Fradella is employed as Chairman, President and CEO of the Company at a salary of $250,000 at an annum rate. He does not have an employment agreement.

     As of October 1, 1997, J. Drennan Lowell became Vice President and Chief Financial Officer of the Company at a base annual salary of $175,000. He received a $50,000 "signing" bonus and is to receive a $70,000 "performance" bonus on or about March 15, 1998. The performance bonus is to compensate him for the target bonus he was to have received from his prior employer. In the event the Company terminates Mr. Lowell's employment without cause, he would be entitled to severance in the amount of one year's salary. In addition, as part of the proposed arrangement with American Eco (see "Certain Transactions" below), Mr. Lowell is to receive options from the purchasing group to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $.65 per share, vesting over a three year period with automatic vesting upon a "change of control" of the Company (without giving effect to the proposed Reverse Stock Split).

     Upon the closing of the Manta Acquisition, Mr. Chakos entered into an Employment Agreement with Manta providing for him to serve as Vice President of Manta for a period of three years at an annual base salary of $150,000.


ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND EXECUTIVE OFFICERS

   The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of the Record Date concerning (i) persons known to the Company to be the beneficial owners of more than 5% of the outstanding Common Stock, (ii) by each director and nominee, (iii) by each current executive officer named in the Summary Compensation Table and (iv) by all directors and officers as a group.

                                                                   Amount and Nature
                                             Status of               of Beneficial
Name of Beneficial Owner                  Beneficial Owner             Ownership(1)      Percent
------------------------              ------------------------     -----------------     -------
American Eco Corporation**            Beneficial Owner of more         8,800,000(2)        35.7%
                                      than 5% of Common Stock

Frank J. Fradella                     Chairman, President and          8,800,000(3)        35.7%
                                      Director

J. Drennan Lowell                     Vice President, Chief                 --              --
                                      Financial Officer,
                                      Treasurer and Secretary

Michael E. McGinnis                   Director                         8,800,000(4)        35.7%

Andreas O. Tobler                     Director                            25,450             *

Joseph L. Vaillancourt                Corporate Controller,                 --              --
                                      Assistant Treasurer and
                                      Assistant Secretary

Michael J. Chakos                     Nominee                             15,000(5)          *

All executive officers and                                             8,840,450(6)        35.9%
directors as a group (5 persons)
--------------------------------------

*     Represents less  than 1% of  the issued  and outstanding  shares of Common
      Stock.

** The principal executive offices of American Eco Corporation ("American Eco") are 154 University Avenue, Toronto, Ontario, Canada M5H 3Y9.

(1) Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. The number of shares beneficially owned includes shares which each beneficial owner has the right to acquire within 60 days of the Record Date.

(2) These shares are subject to an option granted to Mr. Fradella and his wife, see note (3) below. Does not include (i) 10,000,000 shares purchasable upon the closing of a Stock Purchase Agreement, which closing is subject to shareholder approval of Proposals Nos. 2 and 4 or (ii) shares subject to conversion rights under a line of credit agreement. See ITEM 12 -- Certain Relationships and Related Transactions" for information regarding the interest of American Eco in the Company.

(3) Includes 8,800,000 shares subject to an option granted by American Eco during the term of the option, see note (2) above.

(4) Includes 8,800,000 shares beneficially owned by American Eco, of which Mr. McGinnis is Chairman of the Board, President and CEO. Mr. McGinnis disclaims beneficial ownership of the Company's securities owned by American Eco.


(5) Includes 15,000 shares subject to options, and does not include (i) 30,000 shares subject to options which are not exercisable within 60 days from the Record Date or (ii) 30,000 shares which will be subject to options issued upon shareholder approval of Proposals No. 2 and 4.

(6)   Includes 15,000 shares subject to options.  See Notes (2) and (5) above.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 1996, American Eco agreed to purchase 10,000,000 shares of the Company's Common Stock at a price of $.10 per share, or an aggregate purchase price of $1,000,000, pursuant to a Stock Purchase Agreement. The closing has been conditioned upon Company shareholders approving an increase in its authorized shares of Common Stock to have sufficient shares to issue upon the closing. One reason for the Reverse Stock Split, which is Proposal No. 2 at this Meeting, is to permit the Company to have authorized but unissued shares of Common Stock available for the closing of the Stock Purchase Agreement with American Eco.

     In February 1996, American Eco agreed to loan money to the Company pursuant to an unsecured line of credit agreement (the "Line of Credit") with a maximum borrowing of $5,250,000, bearing interest at the prime rate plus 2%. The Line of Credit initially was to expire on July 31, 1997, and was modified as of July 31, 1997, and the availability was increased to $15,000,000 and extended to February 18, 1998. As of September 30, 1997, the availability was increased to $20,000,000 in order to permit the Company to meet certain of its existing obligations. As of November 30, 1997, $17,873,000, including accrued interest, was outstanding under the Line of Credit. American Eco was the Company's primary source of funding in fiscal 1997. Upon the closing of the Stock Purchase Agreement, the outstanding principal amount on the Line of Credit would be reduced by $1,000,000, representing the purchase price under such Agreement. The modifications of the Line of Credit also granted American Eco the right to convert all, and not less than all, of the remaining principal amount thereunder into shares of the Company's Common Stock at a conversion price equal to 85% of the five-day weighted average closing market price of such Common Stock immediately prior to the conversion date.

     When Mr. Fradella became employed by American Eco in October 1996 he received a $350,000 loan to cover the purchase of a home. This loan is repayable in five years, without interest, subject to an annual $70,000 principal reduction upon each anniversary of his employment with American Eco. In September 1997, American Eco assigned this loan to the Company, increasing the principal amount under the Line of Credit by $280,000. At November 30, 1997, the outstanding principal amount of this loan was $280,000, reflecting a reduction of $70,000 upon the first anniversary.

     American Eco has also guaranteed certain indebtedness and leases of the Company. At September 30, 1997, the outstanding aggregate principal amount of the obligations being guaranteed was $404,500. During the 1997 fiscal year, the Company repaid a bank loan and certain other outstanding obligation in the amount of $4,207,000, which had been guaranteed by American Eco. Subsequent to September 30, 1997, the amount of the Company's outstanding obligations guaranteed by American Eco was reduced to $127,000.

     American Eco and the Company also entered into a Management Agreement as of October 1, 1996 pursuant to which American Eco provided management and financial guidance to the Company and also guaranteed certain of the Company's obligations in order to allow the Company to receive more favorable terms from creditors. The Agreement called for a quarterly fee of $1,000,000. American Eco ceased providing the management services to the Company shortly after the appointment of Mr. Fradella as President and CEO of the Company in May 1997. The fee for the first two fiscal quarters and pro rata for the third quarter was in the aggregate amount of $2,300,000. This amount was not paid, but added to the principal amount of the Line of Credit. The Management Agreement was terminated as of June 30, 1997.

     In December 1997, American Eco granted an option to Mr. Fradella and his wife to purchase its 8,800,000 shares of the Company's Common Stock at an exercise price of $.65 per share exercisable for a period of one year. Pursuant to the grant of this option, the Company granted Mr. Fradella and his wife a proxy to vote all of the option shares. The purpose of the option was to give Mr. Fradella a major stake in the Company.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned hereunto duly authorized.


                                       EIF HOLDINGS, INC.

                                       /S/ J. Drennan Lowell
                                       -------------------------------------
                                       J. Drennan Lowell
                                       Vice President, Chief Financial Officer,
                                       Treasurer and Secretary


April 9, 1998