Form 10QSB
period 1998-03-31
EIF HOLDINGS INC
filed 1998-05-20
CIK 855424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                  ------------

                 {X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1998

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

                                 54 Stiles Road
                                 Salem, NH 03079
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (603) 890-3680
                           ---------------------------
                           (Issuer's telephone number)

                   53 Stiles Road, Suite 101, Salem, NH 03079
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed since last report

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

               Class                            Outstanding at May 12, 1998
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

                                EIF HOLDINGS INC.

                                Table of Contents

PART I.  FINANCIAL INFORMATION                                              Page

ITEM 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of March 31, 1998
           and September 30, 1997............................................ 3

         Consolidated Statements of Operations for the Three and Six
           Months Ended March 31, 1998 and 1997.............................. 4

         Consolidated Statements of Cash Flows for the Six Months
           Ended March 31, 1998 and 1997..................................... 5

         Notes to Consolidated Interim Financial Statements.................. 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................. 9


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................... 12

         Signatures.......................................................... 12

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                               EIF HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                     March 31,     September 30,
                                                       1998            1997
                                                   ------------    ------------
                                                    (Unaudited)      (Audited)
          ASSETS
Current assets:
   Cash........................................... $  3,799,970    $    304,678
   Accounts receivable, net.......................    9,819,507       3,807,367
   Note Receivable................................    2,748,231       2,562,500
   Securities available for sale..................    1,362,697       5,562,697
   Receivable officer.............................      110,370          70,000
   Costs and estimated earnings on contracts
    in progress in excess of billings.............      490,437          52,003
   Prepaid assets and other current assets........      680,166         726,684
                                                   ------------    ------------
        Total current assets......................   19,011,378      13,085,929

Machinery and equipment, net......................    7,084,581         603,940

Other noncurrent assets:
   Goodwill.......................................    4,215,374         755,597
   Receivable officer.............................      338,054         210,000
   Investments....................................      427,836            --
   Retention bonus agreements.....................      837,500            --
   Other assets...................................      845,620          20,520
                                                   ------------    ------------
                                                      6,664,384         986,117
                                                   ------------    ------------
   Total assets................................... $ 32,760,343    $ 14,675,986
                                                   ============    ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses........... $  4,628,770    $  2,408,077
  Notes payable...................................    1,185,798       1,695,120
  Billings in excess of costs and estimated
   earnings on contracts in progress..............      458,434         178,921
  Note payable due to shareholder.................   17,263,105      17,609,424
  Reserve for contingencies.......................    2,868,986       1,349,000
  Net liabilities for discontinued operations.....    1,033,132       1,776,041
  Current maturities of long-term debt............    2,279,326            --
  Income taxes payable............................      275,054            --
  Deferred income taxes...........................      155,000            --
                                                   ------------    ------------
                                                     30,147,605      25,016,583
Non-current liabilities:
  Long term debt.................................    12,306,579            --
  Deferred taxes.................................       384,000            --
                                                   ------------    ------------
                                                     12,690,579            --
                                                   ------------    ------------
       Total liabilities.........................    42,838,184      25,016,583

Stockholders' deficit
  Common stock...................................     3,019,246       3,019,246
  Additional paid-in capital.....................       804,696         804,696
  Accumulated deficit............................   (13,901,783)    (14,164,539)
                                                   ------------    ------------
        Total stockholders' deficit..............   (10,077,841)    (10,340,597)
                                                   ------------    ------------
   Total liabilities and stockholders' deficit...  $ 32,760,343    $ 14,675,986
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


                               EIF HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months ended               Six Months Ended
                                                            March 31,                        March 31,
                                                   ----------------------------    ----------------------------
                                                        1998            1997           1998            1997
                                                   ------------    ------------    ------------    ------------
Revenue........................................... $ 10,563,169    $  2,205,631    $ 21,016,569    $  5,595 574

Cost of revenue...................................    8,199,506       1,284,456      16,007,808       3,496,136
                                                   ------------    ------------    ------------    ------------
 Gross profit.....................................    2,363,663         921,175       5,008,761       2,099,438

Selling, general and administrative expenses......    2,126,307       1,776,205       4,006,435       4,198,666
                                                   ------------    ------------    ------------    ------------
                                                        237,356        (855,030)      1,002,326      (2,099,228)
Other:
 Other income (expense)...........................      371,005            --           424,673            --
 Interest expense.................................     (602,608)       (395,988)     (1,144,243)       (623,016)
                                                   ------------    ------------    ------------    ------------
 Income (loss) before income taxes................        5,753      (1,251,018)        282,756      (2,722,244)

Income taxes......................................         --              --            20,000            --
                                                   ------------    ------------    ------------    ------------
Income (loss) from continuing operations..........        5,753    $ (1,251,018)   $    262,756    $ (2,722,244)

Loss from discontinued operations.................         --          (508,017)           --        (5,703,812)
                                                   ------------    ------------    ------------    ------------
Net income (loss)................................. $      5,753    $ (1,759,035)   $    262,756    $ (8,426,056)
                                                   ============    ============    ============    ============


Net income (loss) per share....................... $       0.00    $      (0.07)   $       0.01    $      (0.34)
                                                   ============    ============    ============    ============
Weighted average number of common
  shares outstanding..............................   24,618,201      24,618,201      24,618,201      24,618,201
                                                   ============    ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                               EIF HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Six Months ended
                                                            March 31,
                                                   ----------------------------
                                                       1998            1997
                                                   ------------    ------------

Net cash provided by (used in)  operating
    activities net of effects of business
    acquired...................................... $    129,346    $ (3,059,161)

Cash flow from investing activities
    Purchase of machinery and equipment...........     (915,868)       (197,673)
    Proceeds from sale of equipment...............      233,129            --
    Acquisition of business net of cash acquired..      192,253            --
                                                   ------------    ------------

Net cash used in investing activities.............     (490,486)       (197,673)

Cash flow from financing activities
   Proceeds from sale of marketable securities.....   4,200,000             --
   Net advances (payments) on notes payable.......      520,457         940,825
   Net advances on notes due to shareholder.......                    2,272,325
   Net payments on long-term debt.................     (218,185)        (73,882)
                                                   ------------    ------------
Net cash provided by financing activities.........    3,856,432       3,139,268
                                                   ------------    ------------

Net increase (decrease)in cash....................    3,495,292        (117,566)
Cash, beginning of period.........................      304,678         178,231
                                                   ------------    ------------

Cash, end of period............................... $  3,799,970    $     60,665
                                                   ============    ============


Supplemental disclosure of Non-cash Investing and Financing Activities

During the six months ended March 31, 1998, the Company assumed $9,000,000 of liabilities associated with the acquisition of a business.

The accompanying notes are an integral part of these consolidated financial statements.

                               EIF HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by EIF Holdings, Inc., (the "Company"), in accordance with generally accepted accounting principles pursuant to Regulation SB of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes as contained in Form 10-KSB for the year ended September 30, 1997. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended March 31, 1998 are not necessarily indicative of results of operations to be expected for the full year.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries; J.L. Manta, Inc.("Manta"), P.W. Stephens Residential, Inc.("Residential"), and P.W. Stephens Contractors, Inc. and P.W. Stephens Services, Inc. (collectively referred to as "St. Louis"). The P.W. Stephens Contractors, Inc. and QHI Stephens Contractors, Inc. subsidiaries were discontinued in May 1997 and have been accounted for as discontinued operations for all prior year periods reported under this Form 10-QSB. Kelar Controls, Inc. was divested on June 30, 1997, and is also accounted for as discontinued operations for all prior periods reported under this Form 10-QSB.

Net Income (Loss) Per Share Information. The net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the respective periods.

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


NOTE 2 - SECURITIES AVAILABLE FOR SALE

Securities available for sale consist of 570,333 common shares of American Eco Corporation ("AEC"). These shares were issued to the Company by AEC in lieu of cash in conjunction with an Amendment dated September 30, 1997, to the existing line of credit which increased the maximum borrowing amount under the line to $20,000,000. The Company intends to sell these securities to settle certain existing obligations (see NOTE 3 - TRANSACTIONS WITH AFFILIATES and Item 2 Liquidity for additional disclosures).


NOTE 3 - FIXED ASSETS

At the beginning of the current quarter, the Company initiated an evaluation of the useful lives of trucks and machinery and equipment used in the recently acquired industrial maintenance services operations. The evaluation resulted in an increase in useful life from 5 years to 7 years on certain of the machinery and equipment and trucks to better reflect the equipments' capacity. The total cost of these assets is $4,142,000 with a net book value of $2,398,000. The effect of the change in useful life decreases the monthly depreciation allocation by $21,700.

NOTE 4 - TRANSACTIONS WITH AFFILIATES

On February 18, 1998, AEC executed a "Third Amendment" to the existing $20,000,000 line of credit facility which is unsecured and carries interest at the prime rate plus 2% per annum. The Third Amendment extends the maturity to August 18, 1998 from February 18, 1998. As of March 31, 1998 and September 30, 1997, the total amounts outstanding under the AEC facility were $17,263,105 and $17,609,424 respectively and include accrued interest of $378,680 and $835,311. In the current quarter, the Company made an interest payment to AEC in the amount of $1,038,627 of 1998 (See Note - Notes Payable and liquidity for further disclosure). The line of credit facility also provides AEC an option to convert the entire outstanding principal amount of the line of credit plus any accrued interest outstanding at the time of conversion, into common shares of EIF Holdings, Inc. subject to stockholder approval to increase the number of authorized shares. The conversion price for each common share is equal to 85% of the five day weighted average closing price of the common shares as quoted in the over-the-counter "pink sheets" immediately prior to the conversion date. On May 4, 1998, the shareholders approved a 10 to 1 reverse stock spilt which has not yet been implemented. The Company is currently discussing with AEC the terms and conditions of the conversion from debt to equity.

In connection with the acquisition of Manta, the Company issued convertible promissory notes totalling $2,235,312 to certain of Manta's former stockholders. The convertible notes are non-interest bearing and payable in installments with a final payment due on November 18, 2000. The notes allow for the conversion of any principal payment due under the Stockholder Notes into shares of the Company's common stock, at a conversion price equal to the closing transaction price of the EIF Stock on the date of conversion. The conversion option was subject to shareholder approval of an increase in the authorized number of outstanding shares which was attained on May 4, 1998.

Concurrent with the closing of the Manta acquisition, the Company entered into Retention Bonus Agreements with certain Manta Stockholders and key employees. The Retention Bonus Agreements provide for bonus payments in the aggregate amount of $900,000 to be made by the Company over a three year period. The non-compete provisions associated with the Retention Bonus Agreements extend over a six year period.


NOTE 5 - NOTES PAYABLE

On September 30, 1996 the Company obtained a $1,300,000 line of credit from an investor group. The terms of the revolving credit facility provide for an interest rate of 10% per annum and matures on March 1, 1998. The Company is currently negotiating an amendment to the line of credit which includes an extension. The outstanding balance under the facility as of March 31, 1998 was $1,030,000.

In connection with the financing of the Manta acquisition the Company issued a $6,500,000 Convertible Promissory Note to Deere Park Capital. The Note bears interest at the rate of 5 1/4% per annum, becomes due on May 18, 1999 and is secured by a pledge of all of the Manta Stock. The Note is convertible into 5 1/4% convertible preferred stock at a conversion price of One Dollar $1.00 per share, with such convertible preferred stock convertible into EIF common stock subject to approval of the Company's Stockholders of an amendment to EIF's charter authorizing the requisite amount of preferred and common stock. On May 4, 1998, the shareholders approved a proposal to establish a class of preferred stock which has not yet been implemented.

Also in connection with the acquisition, the Company issued a $2,500,000 Promissory Note. The note bears interest at the rate of Nine Percent (9%) per annum and was to mature on February 16, 1998. On February 6, 1998 the Company paid in full the outstanding obligation using funds borrowed under the LaSalle credit facility. See below for additional disclosure.

In February 1998, the Company's subsidiary, JL Manta, signed a $9.5 million credit facility with LaSalle National Bank. A portion of the facility was used to refinance certain indebtedness of JL Manta with the remainder available to meet working capital requirements. The facility is comprised of a $5,500,000 one year renewable term loan used for capital expenditures and a $4,000,000 working capital revolving loan and letters of credit. The facility is secured by the assets of Manta and guaranteed by the Company. Total amounts outstanding under the capital note on March 31, 1998 were $5,028,000. No amounts were outstanding under the working capital line. The facility also includes typical financial covenants which allow, with certain restrictions, distributions of excess cash generated by Manta to the Company. In the current quarter, the Company made an interest payment in the amount of $1,039,000 to AEC under the AEC line of credit facility. This payment was in conflict with certain covenants under the LaSalle facility. The Company is currently discussing waivers and modifications to these covenants with LaSalle. These discussions have included the issues relating to the Company's re-capitalization efforts. There can be no assurance that such discussions will result in a waiver or modification of such covenants. The Company's failure to obtain a waiver or modification could have an adverse effect on the Company's ability to fulfill its working capital requirements.

NOTE 6 - SUBSEQUENT EVENTS

In May 1998 the Company entered into a Management Arrangement with Dominion Bridge Corporation ("DBC"). Effective May 1, 1998, the Company will provide management services to DBC in connection with its ongoing, day-to-day, operations including financing and administrative support services, marketing administration and support services, human resources management and oversight and administration of DBC's operating units. In return for services, DBC has agreed to pay the Company a fee of $100,000 per month, and reimburse all reasonable out-of-pocket expenses and disbursements the Company incurs in rendering such services. The term of the agreement is for six months cancellable by either party with 30 days notice. See Exhibit 10.2 for complete arrangement.


NOTE 7 - RESERVE FOR CONTINGENCIES

The nature and scope of the Company's business operations bring it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject the Company to the hazards of litigation, which are defended in the normal course of business. The Company is currently involved in several litigations and investigations including regulatory compliance. Although the outcome of these claims is not clearly determinable at the present time, Management believes that such proceedings are either adequately covered by insurance, or if uninsured, by the estimated losses it has recorded to date. The resolution of such claims, however, could have a material effect on the Company's results of operations and/or cash flows. The reserves for litigation and contingencies recorded by the Company as of March 31, 1998 amounted to $2,868,00.

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


General

The Company currently operates in three primary segments of the specialized maintenance services industry; Residential provides residential asbestos abatement services, St. Louis provides environmental remediation services and the newly acquired Manta operations provide industrial maintenance services. The other services formerly provided by the Company have been classified as discontinued operations in the accompanying financial statements. The following discussion and analysis relate to the Company's continuing operations. The results of operations for the three and six months ended March 31, 1998 are not necessarily indicative of results of operations to be expected for the full year.

Revenue


Consolidated revenue for the three and six months ended March 31, 1998 increased to $10,563,000 and $21,017,000 respectively from $2,206,000 and $5,596,000 for the same periods in 1997. The increase in revenue was primarily the result of the inclusion of the activity from the acquired industrial maintenance services operations for the current quarter and five months of the year to date. Consolidated revenue data is set forth below:


                                             Three Months ended               Six Months Ended
                                                  March 31,                        March 31,
                                         ----------------------------    ----------------------------
                                              1998            1997           1998            1997
                                         ------------    ------------    ------------    ------------
Industrial maintenance services......... $  8,158,000    $       --      $ 14,946,000    $       --
Environmental remediation services......    1,006,000         906,000       2,955,000       2,897,000
Residential asbestos abatement..........    1,399,000       1,300,000       3,116,000       2,699,000
                                         ------------    ------------    ------------    ------------
     Consolidated revenue............... $ 10,563,000    $  2,206,000    $ 21,017,000    $  5,596,000
                                         ============    ============    ============    ============

Revenue from the Residential asbestos abatement operations increased 7.6% and 15.5% in the current quarter and year to date periods compared to the same periods in the prior year. The increase in revenue for these periods was primarily the result of an increase in weather related residential insurance claims in the California markets. The specific weather conditions responsible for the increased claims is not expected to be an ongoing contributor to the Residential asbestos abatement operations. The Environmental remediation service operations reflects a net 2.2% increase in its year to date revenue. The Environmental remediation service operations is past their traditional seasonal slow down periods and expects increased activity throughout the summer. In addition, the Environmental remediation and the Industrial maintenance operations have initiated partnering efforts to focus on growth opportunities which are expected to be recognized within the next nine months.

Gross Profit

Gross profit as a percentage of revenue for the three and six month periods ended March 31, 1998 was 22.3% and 23.8% compared to 41.8% and 37.5% for the same periods in 1997. The decrease in the gross profit margins was primarily due to the inclusion of the industrial maintenance services operations which generate lower margins of approximately 17% to 19%. The residential asbestos abatement operations experienced a decrease in gross margin percentage in the first half of 1998 to 47.5% from 52.3% for the same period in 1997. The decrease was result of an increase in the insurance costs of the operations in the current year. The results for environmental remediation for the first six months of 1998 reflected an increase in its gross margin to 29.6% compared to 23.6% for the same period in 1997 due primarily to gains recognized on several projects that were completed in the first quarter of the current year.

Selling, General And Administrative Expenses

Consolidated selling, general and administrative expenses (sg&a)for the three and six months ended March 31, 1998 were to $2,126,000 and $4,006,000 respectively compared to $1,776,000 and $4,199,000 for the same periods in 1997. Consolidated sg&a data is set forth below:



                                             Three Months ended               Six Months Ended
                                                  March 31,                        March 31,
                                         ----------------------------    ----------------------------
                                              1998            1997           1998            1997
                                         ------------    ------------    ------------    ------------
Industrial maintenance services......... $    776,000    $       --      $  1,196,000    $       --
Environmental remediation services......      367,000         347,000         723,000         856,000
Residential asbestos abatement..........      534,000         365,000       1,073,000         924,000
Corporate...............................      449,000       1,064,000       1,014,000       2,419,000
                                         ------------    ------------    ------------    ------------
     Consolidated sg&a.................. $  2,126,000    $  1,776,000    $  4,006,000    $  4,199,000
                                         ============    ============    ============    ============

Consolidated sg&a as a percentage of revenue for the three and six months ended March 31, 1998 decreased to 20.0% and 19.1% respectively from 80.5% and 75.0% for the same periods in 1997. The increase in the expenses and the decrease in the sg&a percentages was primary the result of the inclusion of the industrial maintenance services activity in the current periods. Corporate expenses for the three and six month periods in 1997, included management fees of $1,000,000 and $2,000,000 respectively. The fees were incurred from AEC as a result of a management agreement with the Company to help stablize its operations. The absence of management fees in the current periods is partially offset by the combined effect of an increase in management personnel and related expenses and an increase in goodwill amortization and retention bonus expense. The sg&a as a percentage of revenue for the residential asbestos abatement operations remained consistent at 34% for the first half of 1998 over 1997. The efficiencies recognized in the last two quarters from the prior years restructuring efforts was offset by the implementation in the second quarter of a new salesmen compensation plan. Environmental remediation services has reflected a decrease in the current year to date sg&a as a percentage of revenue of 5% compared to 1997. The decrease in the sg&a percentage is the result of the restructuring and cost containment efforts initiated by those operations throughout the prior year.

Other Expenses

Interest expense for the three and six months ended March 31, 1998 was $603,000 and $1,144,000 respectively compared to $396,000 and $623,000 for the same periods in 1997. The increase in interest expense in the current periods was primarily due to the increased amounts outstanding under the line of credit from its principal shareholder AEC. Additional interest was recognized in the current periods from notes issued to finance a business acquisition in a prior period, outstanding borrowings from an investor group and from a bank in support of the industrial maintenance operations. The increase in interest expense was partially offset by other income recognized in the current periods. Other income is comprised of interest income accrued on a note receivable issued in connection with the sale of a business in the prior year and gains recognized from the settlement of several of the Company's obligations and contingencies.

Net Loss

The net income for the three and six months ended March 31, 1998 was $6,000 and $263,000 respectively compared to a net loss of $1,759,000 and $8,426,000 for the same periods in the 1997. The increase in income for the periods was the combined result of the contribution of $520,000 and $1,236,000 respectively from the industrial maintenance business, the reductions in consolidated sg&a and the recognition of other income partially offset by an increase in interest expense.


Liquidity and Capital Resources:
--------------------------------

During the first half of 1998 the Company generated positive cash from operations of $129,000 compared to negative cash from operations of $3,059,000 for the same period in 1997. The positive cash flow is primarily the result of the inclusion of the profitable industrial maintenance operations, the shut down in the prior year of the commercial asbestos operations which were experiencing significant losses, and the efficiencies gained from the company-wide cost containment initiatives.

During the six months ended March 31, 1998, the Company has received proceeds of $4,200,000 from the sale of a portion of its AEC securities the Company received in lieu of cash under the line of credit facility with AEC. The proceeds received from the sale of securities is being allocated to reduce existing debt and to settle certain of the Company's outstanding obligations and contingencies. The Company is currently discussing the details of effecting the debt to equity conversion option that exists under the current AEC line of credit facility and also the Deere Park conversion from debt to preferred stock. The Company expects such conversions will be exercised in the second half of 1998, although there are no guarantees that these conversions will occur.

In February 1998, the Company's subsidiary, JL Manta, signed a $9.5 million credit facility with LaSalle National Bank. A portion of the facility was used to refinance certain indebtedness of JL Manta with the remainder available to meet working capital requirements. The facility is comprised of a $5,500,000 one year renewable term loan used for capital expenditures and a $4,000,000 working capital revolving loan and letters of credit. The facility is secured by the assets of Manta and guaranteed by the Company. Total amounts outstanding under the capital note on March 31, 1998 were $5,028,000. No amounts were outstanding under the working capital line. The facility also includes typical financial covenants which allow, with certain restrictions, distributions of excess cash generated by Manta to the Company. In the current quarter, the Company made an interest payment in the amount of $1,039,000 to AEC under the AEC line of credit facility. This payment was in conflict with certain covenants under the LaSalle facility. The Company is currently discussing waivers and modifications to these covenants with LaSalle. These discussions have included the issues relating to the Company's re-capitalization efforts. There can be no assurance that such discussions will result in a waiver or modification of such covenants. The Company's failure to obtain a waiver or modification could have an adverse effect on the Company's ability to fulfill its working capital requirements.

The Company has entered into a Management Arrangement with Dominion Bridge Corporation ("DBC"). The Company has agreed to supply DBC with day to day management services for a period of six months effective May 1, 1998 in return for a monthly fee of $100,000 and reimbursement of all out of pocket expenses. See Note 6 of the financial statements for additional disclosure.

The Company believes, that the proceeds from the sale of its remaining securities held for sale, the proceeds from the sale of a business due in June 1998, the cash flows from the existing operations coupled with the financing arrangements the Company currently has in place, subject to the above discussion, will be sufficient throughout the next twelve months to finance its working capital needs, planned capital expenditures, debt service requirements and the Company's current outstanding obligations.

PART      II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    Exhibit 10.1 Third Amendment to Revolving Line of Credit between the Company and American Eco Corporation dated February 18, 1998.

    Exhibit 10.2 Management Arrangement between Dominion Bridge Corporation and EIF Holdings, Inc. dated May 13, 1998.

    Exhibit 27.    Financial Data Schedule

(b) REPORTS ON FORM 8-K

    None




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                    EIF HOLDINGS, INC.
                                    ------------------
                                    Registrant


May 20, 1998                 By: /S/ J. Drennan Lowell
                                    -----------------------------
                                    J. Drennan Lowell
                                    Vice President, Chief Financial Officer,
                                    Treasurer and Secretary

May 20, 1998                 By: /S/ Joseph L. Vaillancourt
                                    -----------------------------
                                    Joseph L. Vaillancourt
                                    Corporate Controller
                                    Principal Accounting Officer

                               EIF HOLDINGS, INC.

                                 EXHIBIT INDEX


         Exhibit           Description                                      Page
         -------           -----------                                      ----

         Exhibit 10.1    Third  Amendment to  Revolving  Line of
                         Credit between  the Company and American
                         Eco Corporation dated February 18, 1998...........  14

         Exhibit 10.2    Management Arrangement between Dominion
                         Bridge Corporation and EIF Holdings, Inc..........  15

         Exhibit 27      Financial Data Schedule...........................  18