Form 10QSB
period 1998-06-30
U S INDUSTRIAL SERVICES INC
filed 1998-08-21
CIK 855424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                  ------------

                 {X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

                                       OR

                 { } TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

                         Commission File Number 0-22388

                               US Industrial Services, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                  99-0273889
   -------------------------------                 -------------------
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

                               EIF Holdings, Inc.
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed since last report

Check whether the issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X  No
                                        ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date.

               Class                          Outstanding at July 20, 1998
               -----                          -------------------------------
      Common stock, $0.01 par value                        3,461,820

Transitional Small Business Disclosure Format (Check one):

Yes      ; No   X
    -----     -----

                          US INDUSTRIAL SERVICES, INC.

                                Table of Contents

PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of June 30, 1998
           and September 30, 1997............................................ 3

         Consolidated Statements of Operations for the Three and Nine
           Months Ended June 30, 1998 and 1997............................... 4

         Consolidated Statements of Cash Flows for the Nine Months
           Ended June 30, 1998 and 1997...................................... 5

         Notes to Consolidated Interim Financial Statements.................. 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................10


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders................. 15

Item 5.  Other Information................................................... 15

Item 6.  Exhibits and Reports on Form 8-K.................................... 15

         Signatures.......................................................... 16

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                          US INDUSTRIAL SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                     June 30,     September 30,
                                                       1998            1997
                                                   ------------    ------------
          ASSETS
Current assets:
   Cash........................................... $  1,507,479    $    304,678
   Accounts receivable, net.......................   12,980,305       3,807,367
   Note receivable................................    2,814,800       2,562,500
   Securities available for sale..................    1,170,000       5,562,697
   Receivable officer.............................      120,507          70,000
   Costs and estimated earnings on contracts
    in progress in excess of billings.............    1,149,746          52,003
   Prepaid assets and other current assets........    1,904,449         726,684
                                                   ------------    ------------
        Total current assets......................   21,647,286      13,085,929

Machinery and equipment, net......................    6,877,785         603,940

Other noncurrent assets:
   Goodwill, net..................................    4,177,076         755,597
   Receivable officer.............................      340,107         210,000
   Investments....................................      427,836            --
   Retention bonus agreements.....................      800,000            --
   Other assets...................................      700,662          20,520
                                                   ------------    ------------
                                                      6,445,681         986,117
                                                   ------------    ------------
   Total assets................................... $ 34,970,752    $ 14,675,986
                                                   ============    ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses........... $  6,275,675    $  2,408,077
  Notes payable...................................    1,703,754       1,695,120
  Billings in excess of costs and estimated
   earnings on contracts in progress..............      357,584         178,921
  Note payable due to shareholder.................   18,023,677      17,609,424
  Reserve for contingencies.......................    2,112,714       1,349,000
  Net liabilities for discontinued operations.....      870,604       1,776,041
  Current maturities of long-term debt............    9,074,427            --
  Income taxes payable............................      276,000            --
  Deferred income taxes...........................      211,000            --
                                                   ------------    ------------
                                                     38,905,435      25,016,583
Non-current liabilities:
  Long term debt.................................     5,166,476            --
  Deferred taxes.................................       362,000            --
                                                   ------------    ------------
                                                      5,528,476            --
                                                   ------------    ------------
       Total liabilities.........................    44,433,911      25,016,583

Stockholders' deficit
  Common stock...................................     3,019,246       3,019,246
  Additional paid-in capital.....................       804,696         804,696
  Unrealized holding loss on securities
   available for sale............................      (386,516)           --
  Accumulated deficit............................   (12,900,585)    (14,164,539)
                                                   ------------    ------------
        Total stockholders' deficit..............    (9,463,159)    (10,340,597)
                                                   ------------    ------------
   Total liabilities and stockholders' deficit...  $ 34,970,752    $ 14,675,986
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


                          US INDUSTRIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended               Nine Months Ended
                                                             June 30,                         June 30,
                                                   ----------------------------    ----------------------------
                                                        1998            1997           1998            1997
                                                   ------------    ------------    ------------    ------------
Revenue........................................... $ 15,642,309    $  3,562,318    $ 36,658,878    $  9,157,892

Cost of revenue...................................   12,853,531       2,016,243      28,861,339       5,512,376
                                                   ------------    ------------    ------------    ------------
 Gross profit.....................................    2,788,778       1,546,075       7,797,539       3,645,516

Selling, general and administrative expenses......    1,833,280       1,475,046       5,839,715       5,673,711
                                                   ------------    ------------    ------------    ------------
                                                        955,498          71,029       1,957,824      (2,028,195)
Other:
 Other income (expense)...........................      684,619         (22,424)      1,109,292         (22,424)
 Interest expense.................................     (609,926)       (348,417)     (1,754,169)     (1,091,433)
                                                   ------------    ------------    ------------    ------------
 Income (loss) before income taxes................    1,030,191        (299,812)      1,312,947      (3,142,052)

Income taxes......................................       29,000            --            49,000           --
                                                   ------------    ------------    ------------    ------------
Income (loss) from continuing operations..........    1,001,191    $   (299,812)   $  1,263,947    $ (3,142,052)

Gain (loss) from discontinued operations..........           -        1,950,508              -       (3,633,304)
                                                   ------------    ------------    ------------    ------------
Net income (loss)................................. $  1,001,191    $  1,650,696    $  1,263,947    $ (6,775,356)
                                                   ============    ============    ============    ============

Earnings per share - basic:

Net income (loss) before extraordinary items...... $       0.41    $     (0.12)    $       0.51    $      (1.28)

Gain (loss) from discontinued operations.......... $         -     $      0.79     $         -     $      (1.47)
                                                   ------------    ------------    ------------    ------------

Net income (loss) per share - basic............... $       0.41    $      0.67     $       0.51    $      (2.75)
                                                   ============    ============    ============    ============

Earnings per share - diluted:

Net income (loss) before extraordinary items...... $       0.33    $     (0.12)    $       0.49    $      (1.28)

Gain (loss) from discontinued operations.......... $         -     $      0.79     $         -     $      (1.47)
                                                   ------------    ------------    ------------    ------------

Net income (loss) per share - diluted............. $       0.33    $      0.67     $       0.49    $      (2.75)
                                                   ============    ============    ============    ============



The accompanying notes are an integral part of these consolidated financial statements.

                          US INDUSTRIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Nine Months ended
                                                             June 30,
                                                   ----------------------------
                                                       1998            1997
                                                   ------------    ------------

Net cash used in operating activities net
    of effects of business acquired............... $ (3,006,076)   $ (4,642,159)

Cash flow from investing activities
    Proceeds from sale of marketable securities...    4,200,000            --
    Purchase of machinery and equipment...........   (1,010,463)       (198,228)
    Proceeds from sale of equipment...............      237,129            --
    Acquisition of business net of cash acquired..      192,253            --
                                                   ------------    ------------
Net cash provided by (used in)investing activities    3,618,919        (198,228)

Cash flow from financing activities
   Net advances on notes payable..................      150,654         685,595
   Net advances on notes due to shareholder.......      414,253       4,187,609
   Net proceeds (payments) on long-term debt......       25,051         (73,882)
                                                   ------------    ------------
Net cash provided by financing activities.........      589,958       4,799,322
                                                   ------------    ------------

Net increase (decrease)in cash....................    1,202,801         (41,065)
Cash, beginning of period.........................      304,678         178,231
                                                   ------------    ------------

Cash, end of period............................... $  1,507,479    $    137,166
                                                   ============    ============


Supplemental disclosure of Non-cash Investing and Financing Activities

During the nine months ended June 30, 1998, the Company assumed $9,000,000 of liabilities associated with the acquisition of a business.

The accompanying notes are an integral part of these consolidated financial statements.

                          US INDUSTRIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by US Industrial Services, Inc. (the "Company" or "USIS"), (formerly "EIF Holdings, Inc."), in accordance with generally accepted accounting principles pursuant to Regulation SB of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes as contained in Form 10-KSB for the year ended September 30, 1997. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended June 30, 1998 are not necessarily indicative of results of operations to be expected for the full year.

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

In February 1997, The Financial Accounting Standards Board Issued Statement No. 128, Earnings Per Share, which was required to be adopted on December 31, 1997. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible sceurities. Diluted earnings per share is consistent with the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

Fair Value of Financial Instruments: The Company's financial instruments consist of cash and cash equivalents, marketable equity securities, accounts receivable, accounts payable and notes payable. The Company believes that the carrying value of these instruments on the accompanying balance sheet approximates their fair value.

Reclassifications: Certain reclassifications have been made to prior year financial statements to conform with the current year presentation.


NOTE 2 - SECURITIES AVAILABLE FOR SALE

On September 30, 1997, 570,333 common shares of American Eco Corporation ("AEC") were issued to the Company by AEC in lieu of cash in conjunction with an Amendment dated September 30, 1997, to the existing line of credit which increased the maximum borrowing amount under the line to $20,000,000. Through the nine months ended June 30, 1998, the Company received proceeds of $4,200,000 from the sale of 390,333 shares of AEC, resulting in net realized gains totaling $392,919. At June 30, 1998 unrealized holding losses of approximately $387,000 have been included as a component of stockholders' deficit.

NOTE 3 - NOTE RECEIVABLE

On June 30, 1997, the Company sold all of the issued and outstanding shares of stock in its wholly owned subsidiary, Kelar Controls, Inc. to Regal Oak Properties, Inc. for $2,500,000. Pursuant to the acquisition agreement, the Company received a Promissory Note for the full amount of the purchase price, bearing interest at 10%, and secured by performance bonds. The note matured on June 30, 1998, and was paid in full including interest on August 19, 1998.

NOTE 4 - FIXED ASSETS

At the beginning of the second quarter, the Company initiated an evaluation of the useful lives of trucks and machinery and equipment used in the recently acquired industrial maintenance services operations. The evaluation resulted in an increase in useful life from 5 years to 7 years on certain of the machinery and equipment and trucks to better reflect the equipments' capacity. The total cost of these assets is $4,142,000 with a net book value of $2,398,000. The effect of the change in useful life decreases the monthly depreciation allocation by $21,700.

NOTE 5 - TRANSACTIONS WITH AFFILIATES

On February 18, 1998, AEC executed a "Third Amendment" to the existing $20,000,000 line of credit facility which is unsecured and carries interest at the prime rate plus 2% per annum. The Third Amendment extended the maturity to August 18, 1998 from February 18, 1998. As of June 30, 1998, the total amount outstanding under the AEC facility was $18,023,677 including accrued interest of $764,414. In the second quarter of 1998, the Company made an interest payment to AEC in the amount of $1,038,627. The line of credit facility provides AEC an option to convert the entire outstanding principal amount of the debt plus any accrued interest outstanding at the time of conversion, into common shares of USIS subject to stockholder approval to increase the number of authorized shares. The conversion price for each common share is equal to 85% of the five day weighted average closing price of the common shares as quoted in the over-the-counter "pink sheets" immediately prior to the conversion date. On May 4, 1998, the shareholders approved a 1 for 10 reverse stock split, which was effected on June 22, 1998. On July 24, 1998, AEC sold $17.9 million of its outstanding notes to an outside investor group, which exercised its conversion rights on July 27, 1998. (See NOTE 11 - SUBSEQUENT EVENTS for further discussion.)

In connection with the acquisition of Manta, the Company issued convertible promissory notes totalling $2,235,312 to certain of Manta's former stockholders. The convertible notes are non-interest bearing and payable in installments with a final payment due on November 18, 2000. The notes allow for the conversion of any principal payment due under the Stockholder Notes into shares of the Company's common stock, at a conversion price equal to the closing transaction price of the USIS Stock on the date of conversion. The note agreements permit conversion any time after June 30, 1998.

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


NOTE 6 - NOTES PAYABLE

On September 30, 1996 the Company obtained a $1,300,000 line of credit from an investor group. The original terms of the revolving credit facility provided for an interest rate of 10% per annum and a maturity date of March 1, 1998. The Company is currently negotiating an amendment to the line of credit which includes an extension. Interest subsequent to the maturity date has been accrued at the rate of 12% per annum, in accordance with the agreement. The outstanding balance under the facility as of June 30, 1998 was $1,113,924.

In connection with the financing of the Manta acquisition the Company issued a $6,500,000 Convertible Promissory Note to Deere Park Capital. The Note bears interest at the rate of 5 1/4% per annum, becomes due on May 18, 1999 and is secured by a pledge of all of the Manta Stock. The Note is convertible into 5 1/4% convertible preferred stock at a conversion price of One Dollar $1.00 per share, with such convertible preferred stock convertible into USIS common stock subject to approval of the Company's Stockholders of an amendment to USIS's charter authorizing the requisite amount of preferred and common stock. On May 4, 1998, the shareholders approved a proposal to establish a class of preferred stock, and a proposal to effect a 1 for 10 reverse stock split, which was effected on June 22, 1998.

In February 1998, the Company's subsidiary, JL Manta, signed a $9.5 million credit facility with LaSalle National Bank. A portion of the facility was used to refinance certain indebtedness of JL Manta with the remainder available to meet working capital requirements. The facility is comprised of a $5,500,000 one year renewable term loan used for capital expenditures and a $4,000,000 working capital revolving loan and letters of credit. The facility is secured by the assets of Manta and guaranteed by the Company. Total amounts outstanding under the capital note on June 30, 1998 were $4,753,000. The total amount outstanding under the working capital line at June 30, 1998 was $500,000.

NOTE 7 - RECAPITALIZATION

Effective June 22, 1998, the Company effected a one-for-ten reverse stock split, reducing the number of shares of outstanding common stock from 24,618,200 to 2,461,820.

Immediately following the reverse-split, the Company completed a recapitalization and reincorporation through a merger with U.S. Industrial
Services, Inc. (USIS), a newly-formed Delaware corporation, and wholly-owned subsidiary of EIF. USIS became the surviving company, and all outstanding shares of EIF common stock were exchanged on a one-for-one basis for shares of USIS common stock. USIS has 25,000,000 shares of $.01 par value common stock authorized, and 2,461,820 shares were issued and outstanding at June 30, 1998. USIS also has 20,000,000 shares of $.01 par value preferred stock authorized, none of which is outstanding.

NOTE 8 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                   3 months ended     9 months ended
                                   June 30, 1998      June 30, 1998
                                  ----------------   ----------------
Numerator for basic earnings per
share - Net income                   $1,001,191         $1,263,947

Effect of dilutive securities:
  Convertible debt                       51,932             51,932
                                   --------------      ------------
Numerator for diluted earnings
  per share                           1,053,123          1,315,879
                                   --------------      ------------
Denominator:
Denominator for basic earnings
  per share-weighted-average shares   2,461,820          2,461,820

Effect of dilutive securities:
  Convertible debt                      693,711            232,944
                                    ------------        -----------

Denominator for diluted earnings per
share-adjusted weighted-average
shares and assumed conversions        3,155,531          2,694,764
                                    ------------        -----------

Basic earnings per share                   $.41               $.51

Diluted earnings per share                 $.33               $.49

At June 30, 1997 and for the quarter and nine months then ended, there were no dilutive securities outstanding, thus there was no difference between the basic and diluted earnings per share for those periods.

All earnings per share amounts presented have been restated to reflect the one-for-ten reverse stock split discussed in NOTE 7 - RECAPITALIZATION.

NOTE 9 - RESERVE FOR CONTINGENCIES

The nature and scope of the Company's business operations bring it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject the Company to the hazards of litigation, which are defended in the normal course of business. The Company is currently involved in several litigations and investigations including regulatory compliance. Although the outcome of these claims is not clearly determinable at the present time, Management believes that such proceedings are adequately covered by the estimated losses it has recorded to date. The resolution of such claims, however, could have a material effect on the Company's results of operations and/or cash flows.

NOTE 10 - STOCK OPTION PLAN

On May 4, 1998, the Company's 1998 Stock Option Plan (the Plan) was adopted, providing for the grant of options to purchase up to 1,000,000 shares of its common stock to employees, officers, directors and consultants of the Company. The Plan provides for the terms of each option granted to be determined by the Company's Compensation Committee of the Board of Directors, however, the Plan does require that exercise price of all options granted shall be no less than the fair market value of the common stock on the date of the grant.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

A summary of the Company's stock option activity, and related information for the three and nine months ended June 30, 1998 follows:

                                                    Weighted-Average
                                    Options          Exercise Price
Outstanding-beginning of period       -0-

Granted                              380,000              $4.77

Outstanding at June 30, 1998         380,000              $4.77

At June 30, 1998, all outstanding options were at an exercise price of $4.77, and based upon a three year vesting period, no options were exercisable. During the period ended June 30, 1998, no options were exercised, expired or forfeited.

NOTE 11 - SUBSEQUENT EVENTS

Effective July 14, 1998, AEC, pursuant to a Stock Purchase Agreement dated February 2, 1996, closed its purchase of 1,000,000 shares of USIS common stock in exchange for $1 million which reduced the outstanding balance under the Company's line of credit facility with AEC.

On July 24, 1998, AEC sold the remaining balance outstanding under the line of credit to USIS Acquisition, LLC, ("UALC"), an outside investor group, which exercised its rights under the agreement to convert the debt to equity on July 27, 1998. The conversion resulted in the issuance of 5,295,858 shares of common stock to UALC, thus providing it with ownership of 60.4% of all outstanding USIS common stock. The following pro-forma financial information illustrates the effect of the above debt to equity conversions had such conversions taken place on June 30, 1998:

     Total current assets                   $21,647,286
     Total assets                            34,970,752
     Total current liabilities               20,881,758
     Total liabilities                       26,410,234
     Total stockholders' equity               8,560,518
     Total outstanding common shares          7,826,010

See Form 8K filed by the Company on August 17, 1998 for further information.

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


General

The Company currently operates in three primary segments of the specialized maintenance services industry; Residential provides residential asbestos abatement services, St. Louis provides environmental remediation services and Manta provides industrial maintenance services. The other services formerly provided by the Company have been classified as discontinued operations in the accompanying financial statements. The following discussion and analysis relate to the Company's continuing operations. The results of operations for the three and nine months ended June 30, 1998 are not necessarily indicative of results of operations to be expected for the full year.

                        Three Months Ended June 30, 1998
                                  Compared to
                        Three Months Ended June 30, 1997

Revenue

Consolidated revenue for the three months ended June 30, 1998 increased to $15,642,000 from $3,562,000 in the same period in the prior year. The increase in revenue was primarily the result of the inclusion of the activity from the recently acquired industrial maintenance services operations.

Revenue from the residential asbestos abatement operations decreased 28.2% in the current quarter compared to the same quarter in the prior year. The decrease in revenue was the combined result of a decrease in revenue in the San Diego operations resulting from the turnover of key marketing personnel, and a slow down in the residential asbestos abatement California markets resulting from higher than normal weather-related activity recognized in prior quarters.

Revenue from the environmental remediation services operations decreased 14.4% in the current quarter compared to the same quarter in the prior year. The decrease in revenue was primarily due to an unexpected temporary postponement of work with a major customer. The customer has postponed all work until its ongoing labor disputes are resolved. The Company cannot estimate when work under the contract will resume.

Gross Profit

Gross profit as a percentage of revenue for the three months ended June 30, 1998 was 17.8% compared to 43.4% for the same period in 1997. The decrease in the gross profit margin was primarily due to the inclusion of the industrial maintenance services operations which recognized a gross profit margin of 14.6%. Industrial maintenance services operations achieve lower margins due to a higher mix of "cost plus" contracts, which provide a lower margin, but have significantly less profit risk than "fixed price" contracts.

The residential asbestos abatement operations experienced a decrease in gross margin percentage for the three months ended June 30, 1998 to 46.1% from 61.1% for the same period in 1997. The decrease was the combined result of an increase in the number of lead abatement projects requiring subcontractors, an increase in insurance premiums and related costs, and consistent indirect costs compared to reduced revenue.

The results for environmental remediation for the three months ended June 30, 1998 reflected a decrease in its gross margin to 20.0% compared to 23.4% for the same period in 1997. The lower profit margins resulted from the decrease in revenue discussed above, and an increase in competitive bidding practices.

Selling, General And Administrative Expenses

Consolidated selling, general and administrative expenses (sg&a)for the three months ended June 30, 1998 were $1,833,000 compared to $1,475,000 for the same period in 1997. Consolidated sg&a as a percentage of revenue for the three months ended June 30, 1998 decreased to 11.7% from 41.4% for the same period in 1997. The increase in the expenses and the decrease in the sg&a percentages was the result of the inclusion of the industrial maintenance services activity in the current period. In addition, the three month period in 1997 included $300,000 of management fees with AEC.

Residential asbestos abatement sg&a expenses for the three months ended June 30, 1998 compared to the same period in 1997 remained consistent. As a percentage of revenue, sg&a increased by 11.8% due to the decrease in revenue.

Environmental remediation services reflected a decrease in the current quarter sg&a as a percentage of revenue of 3.6% compared to the same period in 1997. The decrease in the sg&a percentage was the result of the continued savings recognized by the prior year restructuring efforts and the continued cost containment efforts made by those operations.

Other Income and Expenses

Other income for the three months ended June 30, 1998 includes the recognition of realized gains on the sale of marketable equity securities totaling approximately $393,000, and $200,000 of income recognized from the Company's existing consulting agreement. Other income also includes interest income accrued on a note receivable issued in connection with the sale of a business in the prior year.

The increase in other income was partially offset by an increase in interest expense in the current period. Interest expense for the three months ended June 30, 1998 was $610,000 compared to $348,000 for the same period in 1997. The increase in interest expense in the current period was primarily due to the increased amounts outstanding under the line of credit with AEC. Additional interest was recognized in the current period from notes issued to finance a business acquisition in a prior period, service outstanding borrowings from an investor group and from a bank in support of the industrial maintenance operations. As a result of the debt to equity conversion as discussed in NOTE 5
- TRANSACTIONS WITH AFFILIATES and NOTE 11 - SUBSEQUENT EVENTS, interest expense will decrease significantly in future periods. Also see ITEM 2 - LIQUIDITY for further discussion.

Net Income From Discontinued Operations

The $1,951,000 net income from discontinued operations recognized in the three months ended June 30, 1997 resulted from the recognition of a $2.4 million gain on the sale of Kelar Controls, Inc., partially offset by other losses from discontinued operations.


Net Income

The net income for the three months ended June 30, 1998 was $1,001,000 compared to $1,651,000 for the same period in 1997. Net income from continuing operations for the three months ended June 30, 1998 was $1,001,000 compared to a net loss from continuing operations for the three months ended June 30, 1997 of $300,000.

The improvement in the results of continuing operations is the combined result of the contribution of $1,271,000 from the industrial maintenance business and the recognition of other income, partially offset by increases in interest expense and consolidated sg&a.

The decrease in net income for the quarter reflects the $1,951,000 of net income recognized from discontinued operations during the quarter ended June 30, 1997, as described above.

                        Nine Months Ended June 30, 1998
                                  Compared to
                        Nine Months Ended June 30, 1997.

Revenue

Consolidated revenue for the nine months ended June 30, 1998 increased to $36,659,000 from $9,158,000 in the same period in the prior year. The increase in revenue was primarily the result of the inclusion of eight months activity from the industrial maintenance services operations.

Revenue from the residential asbestos abatement operations remained consistent with the same period in the prior year. The decrease in the current quarter revenue was offset by the increase in second quarter revenue, resulting from increased weather related insurance claims in the California markets.

Revenue from the environmental remediation services operations decreased 4.0% in the nine months ended June 30, 1998 compared to the same period in the prior year. The decrease was primarily due to the postponement of work under a major contract in the current quarter as described above. Although the Company is unable to estimate when the work will commence, this contract is not expected to have a material impact on Environmental's long-term revenue.

Gross Profit

Gross profit as a percentage of revenue for the nine months ended June 30, 1998 was 21.3% compared to 39.8% for the same period in 1997. The decrease in the gross profit margin was primarily due to the inclusion of the industrial maintenance services operations which generated a profit margin of 16.3%.

The residential asbestos abatement operations experienced a decrease in gross margin percentage in the first nine months of 1998 to 47.1% from 55.9% for the same period in 1997. The decrease is the result of an increase in the insurance premiums and related costs of the operations in the current year, and an increase in the number of lead abatement projects entered into in the current quarter, which earn lower margins, as described above.

The results for environmental remediation for the first nine months of 1998 reflected an increase in its gross margin to 26.5% compared to 23.6% for the same period in 1997 due primarily to gains recognized on several projects that were completed in the first quarter of the current year, partially offset by the lower margins earned during the current quarter, as described above.

Selling, General And Administrative Expenses

Consolidated selling, general and administrative expenses (sg&a)for the nine months ended June 30, 1998 were $5,840,000 compared to $5,674,000 for the same period in 1997. Consolidated sg&a as a percentage of revenue for the nine months ended June 30, 1998 decreased to 15.9% from 62.0% for the same period in 1997. The decrease was due to the inclusion of management fees of $2.3 million in 1997, offset primarily by the inclusion of the industrial maintenance services activity in the current period. The management fees were incurred from AEC as a result of a management agreement with the Company to help stabilize its operations.

Residential asbestos abatement sg&a expenses were consistent for the nine months ended June 30, 1998 and 1997.

Environmental remediation services has reflected a decrease in the current year sg&a as a percentage of revenue of 4.4% compared to 1997. The decrease in the sg&a percentage is the result of the prior year restructuring and continued cost containment efforts made by those operations.

Other Income and Expenses

Other income for the nine months ended June 30, 1998 includes the recognition of realized gains on the sale of marketable equity securities totaling approximately $393,000, and $200,000 of income recognized from the Company's existing consulting agreement. Other income also includes interest income accrued on a note receivable issued in connection with the sale of a business in the prior year.

The increase in other income was partially offset by an increase in interest expense in the current period. Interest expense for the nine months ended June 30, 1998 was $1,754,000 compared to $1,091,000 for the same period in 1997. The increase in interest expense in the current period was primarily due to the increased amounts outstanding under the line of credit with AEC. Additional interest was recognized in the current period from notes issued to finance a business acquisition in a prior period, outstanding borrowings from an investor group and from a bank in support of the industrial maintenance operations. As a result of the debt to equity conversion as discussed in NOTE 5 - TRANSACTIONS WITH AFFILIATES and NOTE 11 - SUBSEQUENT EVENTS, interest expense will decrease significantly in future periods. Also see ITEM 2 - LIQUIDITY for further discussion.

Net Income From Discontinued Operations

The $3,633,000 net loss from discontinued operations recognized in the nine months ended June 30, 1997 resulted from the net losses of PW Stephens Contractors, Inc., partially offset by the recognition of a $2.4 million gain on the sale of Kelar Controls, Inc.

Net Income (Loss)

The net income for the nine months ended June 30, 1998 was $1,264,000 compared to a net loss of $6,775,000 for the same period in 1997. Net income from continuing operations for the nine months ended June 30, 1998 was $1,264,000 compared to a net loss from continuing operations for the nine months ended June 30, 1997 of $3,142,000.

The improvement in the results of continuing operations is the combined result of the contribution of $2,506,000 from the industrial maintenance business and the recognition of other income, partially offset by increases in interest expense and consolidated sg&a.

The increase in net income for the nine months ended June 30, 1998 reflects the recognition of a net loss from discontinued operations of $3,633,000 for the nine months ended June 30, 1997, as described above.

Liquidity and Capital Resources:
--------------------------------

During the nine months ended June 30, 1998 the Company used net cash of $3,006,000 in operating activities, compared to net cash used in operations of $4,642,000 for the same period in 1997. The decrease in negative cash flow is primarily the result of the inclusion of the profitable industrial maintenance operations, the shut down in the prior year of the commercial asbestos operations which were experiencing significant losses, and the efficiencies gained from company-wide cost containment initiatives.


During the nine months ended June 30, 1998, the Company has received proceeds of $4,200,000 from the sale of a portion of its AEC securities the Company received in lieu of cash under the line of credit facility with AEC. The proceeds received from the sale of securities was allocated to reduce existing debt and to settle certain of the Company's outstanding obligations.

In February 1998, the Company's subsidiary, JL Manta, signed a $9.5 million credit facility with LaSalle National Bank. A portion of the facility was used to refinance certain indebtedness of JL Manta with the remainder available to meet working capital requirements. The facility is comprised of a $5,500,000 one year renewable term loan used for capital expenditures and a $4,000,000 working capital revolving loan and letters of credit. The facility is secured by the assets of Manta and guaranteed by the Company. Total amounts outstanding under the term loan on June 30, 1998 were $4,753,000. The total amount outstanding under the working capital line on June 30, 1998 was $500,000.

As described in NOTE 11 - SUBSEQUENT EVENTS of the financial statements, the conversion of the Company's line of credit debt to equity was completed on July 27, 1998, and resulted in a significant increase in the Company's working capital. As a result of the conversion, the Company's current ratio improved from 0.56 as of June 30, 1998, to approximately 1.04. In addition, the conversion reduced the Company's debt service requirements by approximately $150,000 per month.

The Company believes, that the proceeds from the sale of its remaining securities held for sale, the proceeds from the sale of a business received in August 1998, the cash flows from the existing operations coupled with the financing arrangements the Company currently has in place, subject to the above discussion, will be sufficient throughout the next twelve months to finance its working capital needs, planned capital expenditures, debt service requirements and the Company's current outstanding obligations.

PART      II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 4, 1998, the Company held its Annual Meeting of Stockholders at its corporate offices located at 54 Stiles Road, Salem NH. At the meeting there were four matters submitted to a vote of stockholders.

1. A vote was conducted to approve the election of four directors, Frank J. Fradella, Michael E. McGinnis, Andreas O. Tobler and Michael J. Chakos to serve for the ensuing year or until their successors are duly elected.

2. A vote was conducted to authorize the Board of Directors to effect a stock split (any one falling within a range between and including a 1 for 5 and a 1 for 10)of the Company's common stock.

3. A vote was conducted to approve an Article of Amendment to establish a class of Preferred Stock, $.01 par value, consisting 20,000,000 shares.

4. A vote was conducted to approve an Agreement and Plan of Merger pursuant to which the Company would change its state of incorporation from Hawaii to Delaware and its name through the merger of the Company with and into US Industrial Services, Inc., a Delaware corporation and wholly-owned subsidiary of the Company.

The actual voting results for these matters is summarized below:


                                           Authority                Broker
1.  Board of Directors            For       Withheld    Abstain    Non-Votes
    ----------------------   ------------  ----------  ----------  ----------
    Frank J. Fradella         13,015,053      65,890           0           0
    Michael E. McGinnis       13,016,553      64,390           0           0
    Adreas O. Tobler          13,016,553      64,390           0           0
    Michael J. Chakos         13,016,553      64,390           0           0


                                                                    Broker
2.  Proposals                     For       Withheld    Abstain    Non-Votes
    ----------------------   ------------  ----------  ----------  ----------
    1. Reverse Stock Split    12,819,743     203,200      58,000           0

    2. Preferred Stock
       Authorization          12,894,828      90,815      95,300           0

    3. USIS Merger            12,992,643      49,900      38,400           0



ITEM 5.  OTHER INFORMATION

In conjuction with the debt conversions as described in NOTE 5 - TRANSACTIONS WITH AFFILIATES, and NOTE 11 - SUBSEQUENT EVENTS, Albert V. Furman III became Chairman of the Board and Chief Executive Officer. Mr. Furman is currently the manager of USIS Acquisition, LLC, the Director and Chairman of the Investment Committee of Texas Heritage Bancorp and the President of Georgetown Golf Company since 1991. Mr. Furman has replaced Frank J. Fradella who has resigned from the positions of Chairman of the Board and Chief Executive Officer of the Company to assume the responsibilities of President and Director of AEC. Also in conjunction with UALC's acquired interest in USIS, C. Thomas Mulligan became Chief Financial Officer, General Counsel and acting Secretary and Treasurer for the Company. Prior to joining the Company, Mr. Mulligan specialized in environmental litigation at the law firm of Dehay & Elliston, LLP. Mr. Mulligan has replaced J. Drennan Lowell who resigned from the positions of Vice President, Chief Financial Officer, Treasurer and Secretary.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    Exhibit 27.    Financial Data Schedule

(b) REPORTS ON FORM 8-K

A  report  on Form  8-K for the  event  of June  22,  1998  was  filed  with the
Securities   and  Exchange   Commission   on  June  26,  1998  relating  to  the
recapitalization and reincorporation of the Company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                    US INDUSTRIAL SERVICES, INC.
                                    ------------------
                                    Registrant


August 21, 1998                 By: /S/ Albert V. Furman III
                                    -----------------------------
                                    Albert V. Furman III
                                    Chairman and Chief Executive Officer


August 21, 1998                 By: /S/ C. Thomas Mulligan
                                    -----------------------------
                                    C. Thomas Mulligan
                                    Chief Financial Officer and
                                    General Counsel

                           US INDUSTRIAL SERVICES, INC.

                                 EXHIBIT INDEX


         Exhibit           Description                                      Page
         -------           -----------                                      ----

          Exhibit 27      Financial Data Schedule...........................  18