Form 10KSB
period 1998-09-30
U S INDUSTRIAL SERVICES INC
filed 1999-01-25
CIK 855424

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC. 20549
                                     FORM 10-KSB

          [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the fiscal year ended              September 30, 1998
                                   ---------------------------------------
                                          or

          [   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

          Commission file number                 0-22388
                                ------------------------------------------

                             US INDUSTRIAL SERVICES, INC.
          ----------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

                    Delaware                                99-0273889
          -------------------------               ------------------------
          (State or other jurisdiction                 (I.R.S. Employer)
          of incorporation or organization)            Identification No.)

          8111 Preston Rd, Suite 715, Dallas, Texas            75225
          ----------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)

                                    (214) 891-9698
          ----------------------------------------------------------------
                             (Issuer's telephone number)

                           54 Stiles Road, Salem, NH 03079
          ----------------------------------------------------------------
                       (Former name, former address and former
                      fiscal year, if changed since last report)

                             Securities registered under
                       Section 12(b)of the Exchange Act:  None

                             Securities registered under
                          Section 12(g)of the Exchange Act:

                            COMMON STOCK, $ .01 PAR VALUE
          ----------------------------------------------------------------
                                   (Title of Class)

          Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
          YES [X]  NO [ ]

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

          Issuer's revenues for its most recent fiscal year: $58,324,519

          As of December 31, 1998, the aggregate market value of the voting stock held by non-affiliates was $2,699,804 (1,588,120 shares held by persons other than affiliates) at an average of the high and low bid and high and low asked prices of $1.70 as reported by the National Quotation Bureau, Inc.

          At December 31, 1998, 8,763,978 shares of Common Stock were outstanding.

          Documents incorporated by reference: None

          Transitional Small Business Disclosure Format (Check one):
          YES [ ] NO [X]

          US INDUSTRIAL SERVICES, INC.
          Table of Contents

                                                                      Page


          PART I
               ITEM 1.   DESCRIPTION OF BUSINESS  . . . . . . . . . . .   3
               ITEM 2.   DESCRIPTION OF PROPERTY  . . . . . . . . . . .  11
               ITEM 3.   LEGAL PROCEEDINGS  . . . . . . . . . . . . . .  11
               ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                         HOLDERS  . . . . . . . . . . . . . . . . . . .  11

          PART II
               ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
                         STOCKHOLDER MATTERS  . . . . . . . . . . . . .  12
               ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN .  13
               ITEM 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . .  16
               ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                         ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . .  34

          PART III
               ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION
                         16(A) OF THE EXCHANGE ACT  . . . . . . . . . .  34
               ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . .  35
               ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                         OWNERS AND MANAGEMENT  . . . . . . . . . . . .  36
               ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  36
               ITEM 13.  EXHIBIT AND REPORTS ON FORM 8-K  . . . . . . .  37

                                        PART I

          ITEM 1. DESCRIPTION OF BUSINESS
          -------------------------------

          Organization and Recent Developments
          ------------------------------------

               US Industrial Services, Inc. a Delaware corporation (the "Company" or "USIS"),is the successor to EIF Holdings, Inc., a Hawaii corporation ("EIFH"). In May 1998, the EIFH shareholders approved a merger with and into USIS, a newly-formed wholly owned subsidiary of EIFH. The merger, which became effective in June 1998, resulted in a change in name and in the state of incorporation and also in a 1-for-10 reverse stock split of the outstanding Common Stock. All share information in this report gives effect to the reverse stock split.

               Subsequent to the May 1998 reincorporation and recapitalization (the "Reincorporation"), the Company effected a conversion of a substantial portion of its unsecured debt to equity, disposed of some operating businesses and is seeking to refocus its activities in other industries, one of which may be the commercial real estate construction and management business. The Company has engaged a consulting firm to prepare a strategic business plan to assist in refocusing the Company. The Company has not entered into any commitments with respect to these activities.

               In November 1997, EIFH completed the acquisition of J.L. Manta, Inc. an Illinois corporation ("Manta"), which provided specialty coatings and industrial maintenance services. The consideration paid by EIFH included $4,725,321 of cash and $2,045,184 of convertible promissory notes, payable in installments, with the final payment due on November 18, 2000. EIFH also entered into Retention Bonus Agreements with key Manta managers providing for bonus payments aggregating $900,000 over a three-year period and committed to provide 500,000 options to purchase 500,000 shares of EIFH Common Stock. In connection with the acquisition, Manta entered into a $10.0 million credit facility.

               In November 1998, USIS sold the assets of Manta and transferred related liabilities, including the credit facility, to Kenny Industrial Services, L.L.C., for $23.0 million, consisting of a combination of $3.0 million of cash, a short term note of $15.0 million, which was paid December 15, 1998, and $5.0 million in four separate notes, the first three notes each for $1.0 million due in annual installments, and the final note for $2.0 million due in November 2002, together with interest at 5.25%.

               On December 31, 1998, USIS sold the assets of P.W. Stephens Residential Inc. and transferred its related liabilities to American Temporary Sanitation Inc. for $2,400,000, consisting of $1,004,000 in cash and a five year promissory note for $1,396,000 payable in equal quarterly installments through 2004, together with interest at the Prime Rate plus 2.5% per annum.

               Upon the Reincorporation, American Eco Corporation, an Ontario, Canada corporation ("American Eco"), acquired 1,000,000 shares of the Company's Common Stock pursuant to a February 1996 Stock Purchase Agreement. The closing had been delayed pending the Recapitalization. At that time, American Eco held certain promissory notes (the "Notes") of the Company consisting of outstanding principal and interest in the aggregate amount of $17.9 million. The outstanding amount of the Notes had been reduced by $1 million, representing the purchase price for the 1,000,000 shares. In 1996, American Eco had provided EIFH a $5.2 million line of credit, which line of credit was increased to $20.0 million by September 1997. The Notes were convertible into shares of the Company's Common Stock at a price equal to 85.0% of the five day weighted average price of such shares immediately preceding the conversion date.

               As of July 24, 1998, American Eco sold the Notes to USIS Acquisition, L.L.C. (the "Holder") for $5.0 million in cash and a secured promissory note for $12.9 million repayable on January 29, 1999. The Holder converted the Notes into 5,295,858 shares of the Company's Common Stock, and secured its promissory note to American Eco with a pledge of the 5,295,858 shares. In November 1998, the Holder advised American Eco that the Holder would not be able to pay its note at maturity, and American Eco took ownership of the pledged shares in discharge of the Holder's note. At December 31, 1998, American Eco owned 7,175,858 shares of the Company's Common Stock representing 81.9% of the outstanding shares, see Item 11, Security Ownership of Certain Beneficial Owners and Management.

          Historical
          ----------

               EIF Holdings, Inc. was formed in the State of Hawaii in 1989, and migrated to Delaware in 1998 and in connection therewith changed its name to U.S. Industrial Services, Inc. Until late 1997, EIFH was primarily engaged in environmental construction related industries, more specifically, asbestos abatement, both commercial and residential, lead removal, and soil and groundwater remediation. The Company was also involved, to a limited extent, in the energy management business. These activities, in particular the commercial asbestos abatement business, involved a high percentage of relatively large, fixed-price contracts under which the Company assumed significant financial risks. The Company incurred substantial losses on a number of major contracts and consequently reported substantial operating losses during the three-year period ended September 30, 1997.

               In May 1997, Frank J. Fradella was named President and CEO of the Company. Mr. Fradella had previously served as Vice President and Chief Operating Officer of American Eco. The Company changed its focus to the specialized maintenance industry, an industry characterized by a predominance of cost-plus contracts, creditworthy industrial customers and significant repeat business. Management also sought to eliminate unprofitable operations, reduce the Company overhead costs, recapitalize the Company's balance sheet, and effect acquisitions in the specialized maintenance industry. The acquisition of Manta was a result of this strategy.

               The primary businesses of the Company have been acquired through a series of acquisitions. In January 1993, the Company acquired P.W. Stephens Contractors, Inc., ("P.W. Stephens") which was engaged in the environmental contracting industry, primarily focusing on the removal of materials containing asbestos, but also offering lead hazard removal, insulation and other hazardous materials clean-up services. Services were offered to the commercial, industrial and institutional markets, primarily in the states of California, Hawaii and Nevada. These operations were conducted out of seven branch offices located throughout the service area. Services were offered to the residential market in California through P.W. Stephens Residential, Inc., a California corporation ("Residential"),and a wholly-owned subsidiary of P.
          W. Stephens. As previously mentioned, Residential was sold as of December 31, 1998. In the fourth quarter of 1996, the Company assumed the assets of QHI, Inc., a California corporation out of bankruptcy, which provided asbestos abatement services to the commercial, industrial and institutional markets.

               The commercial asbestos operations of P. W. Stephens had generated operating losses over each of the years from 1995 to 1997. As part of management's efforts to eliminate unprofitable operations, all of the operations of P. W. Stephens, with the exception of Residential, were discontinued by the Company in May 1997.

               In August 1994, the Company acquired VonGuard Holdings, Inc. ("Vonguard"), and its subsidiaries. VonGuard was formed as a Missouri corporation in 1992, as a holding company to acquire FCA Services, Inc. ("FCA") and Remediation Services, Inc. ("RSI"). FCA had been in business since 1987 and RSI since 1989. In June 1996, VonGuard and Enstar-North American, Inc., a subsidiary of VonGuard, were merged into FCA and the name of the entity was changed to P. W. Stevens Services, Inc., a Missouri corporation. At the same time, Select Abatement, Inc., a subsidiary of VonGuard, was merged into RSI and the name of that entity was changed to P. W. Stephens Contractors, Inc., a Missouri corporation. P.W. Stephens Services, Inc. and P. W. Stephens Contractors, Inc. (Missouri) are collectively referred to as "P.
          W. Stephens   St. Louis" or "St. Louis".  P. W. Stephens   St
          Louis provides industrial cleaning and remediation services, including soil and groundwater remediation, hazardous materials management and clean-up, asbestos abatement and lead hazard removal service, to clients, primarily located in the Midwest.

               In December 1994, the Company acquired Kelar Controls, Inc., a California corporation ("Kelar"). Kelar primarily installed new or retrofitted energy management controls and conservation equipment for large storage and warehouse facilities. Management of EIFH determined that the business of Kelar was not consistent with the strategic direction of the Company and sold Kelar to Regal Oak Properties, Inc., effective June 30, 1997, for a one-year 10% interest-bearing note in the principal amount of $2.5 million. This note, including interest, was satisfied in August of 1998.

          Services Provided By Continuing Subsidiaries
          --------------------------------------------

               P.W. Stephens St. Louis provides its environmental services through P.W. Stephens Services, Inc. and P.W. Stephens Contractors, Inc. P.W. Stephens Services, Inc. provides asbestos abatement and lead hazard removal for commercial, industrial, governmental, and residential clients primarily in the Midwestern states of Illinois, Missouri, Iowa, and Nebraska. P.W. Stephens Contractors, Inc. provides soil and groundwater remediation and hazardous material management cleanup for industrial, commercial, and governmental clients. P.W. Stephens Services, Inc., through its RSI Hydro Services division, offers industrial cleaning services primarily for industrial, commercial, and governmental clients utilizing ultra-high pressure water technology. The work of P.W. Stephens St. Louis is generally performed under cost-plus-fee contracts or fixed price contracts. P.W. Stephens St. Louis provides services to its clients through its office in St. Louis, Missouri.

          Environmental Remediation Services
          ----------------------------------

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

               Lead Abatement
               --------------

               Lead-based paint is considered the most prevalent source of lead poisoning in the United States, posing a risk to occupants and construction workers. Lead was added to paint used on the interior and exterior of buildings to shorten drying time and increase the durability of paint. The EPA began to restrict the use of lead-based paint during the 1970s. The largest initial market for lead-based paint abatement is public housing. Laws concerning the disclosure, identification and abatement of lead-based paint already exist in some states. Federal regulations require the inspection of all Housing and Urban Development ("HUD") housing built prior to 1978 and abatement of any existing hazards.

               The Company removes lead from various surfaces using various techniques including wet sanding, stripping or component replacement and ultra high pressure water blasting (see "Industrial Cleaning" herein). The Company also encapsulates and encloses surfaces of lead based coated products. As with asbestos removal, dust minimization and control of the environment are required.

               Each lead field worker and supervisor must complete training programs required by state regulations. The training course provider must be licensed by the appropriate state agencies and the course must meet EPA recommended standards. The Company believes that it is in compliance with these training requirements.

               Soil and Groundwater Remediation and Hazardous Materials
               --------------------------------------------------------
               Cleanup
               -------

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

               Industrial Cleaning
               -------------------

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

          Raw Materials
          -------------

               The Company obtains its raw materials, supplies and small tools used in its operations from multiple vendors. Although unforeseen costs and delays could occur resulting from catastrophic environmental emergencies, the Company believes that sufficient sources of raw materials exist to cover its operational needs.

          Strategy
          --------

               In November 1998, the Company adopted a strategic plan to sell off all industrial service and environmental companies with the goal of rebuilding the Company with a clean balance sheet and engaging in a line of business related to another industry, one of which may be the commercial real estate construction and management business. The Company has engaged a consulting firm to prepare a strategic business plan to assist in refocusing the Company.

               The implementation of this strategy began when the Company sold the assets and transferred the liabilities of Manta on November 30, 1998. The second step was completed on December 31, 1998 when the Company sold the assets and transfer the liabilities of P.W. Stephens Residential, Inc. Management is engaged in preliminary negotiations with several acquisition prospects, however no commitments have been entered into.

          Customers
          ---------

               The shift in strategic direction of the Company is resulting in changes in the Company's customer list. At the present time, the Company provides services through its subsidiary P.W. Stephens St. Louis. Services are primarily provided in the Midwestern part of the United States; primarily in the states of Illinois, Iowa, Kentucky and Missouri. Most of the customers are manufacturing facilities and government installations.

               During the fiscal years ended September 30, 1998 and 1997, no customer accounted for more than ten percent (10%) of the Company's annual revenues.

          Competition
          -----------

               At the present time, the Company provides services through its subsidiary P.W. Stephens St. Louis. Services are primarily provided in Midwestern part of the United States primarily in the states of Illinois, Iowa, Nebraska and Missouri. These markets are all competitive markets in which numerous other companies compete on the basis of quality, service and price. Many of the competitive firms have revenues and capital resources exceeding those of the Company. The Company believes that competitive pressures will continue, but that it will continue to receive a reasonable share of the contracts awarded based on its reputation in the industry, ability to meet competitive pricing levels and to provide high quality service to its customers.

          Insurance and Bonding
          ---------------------

               The Company obtains insurance covering certain general risks inherent in the industrial service industry such as the liability from delays, fires or breaches in the enclosure or "containment" of a work area resulting from its acts or the acts of subcontractors.

               Commercial and industrial projects involving environmental cleanup or demolition often require contractors to post both performance and payment bonds, or letters of credit in lieu thereof, at the time of execution of a contract. These bonds are required to protect the interests of the general public and private owners in order to guarantee that the projects will be completed and all subcontractors and vendors are paid. The Company is currently meeting its bonding needs through its relationships with various bonding companies as projects require.

          Government Regulation
          ---------------------

               The Company's industrial clean-up operation, particular those operations related to environmental and asbestos removal, are strictly regulated by statutes and regulations administered by several federal, state and local agencies. These statutes and regulations cover all aspects of the environmental health and safety industry as well as the construction industry in general. The Company's operations and compliance with statutes and regulations are reviewed by various governmental agencies and, from time to time, these agencies may make requests for information or issue citations for noncompliance.

               Federal Regulation
               ------------------

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

               State and Local Regulations
               ---------------------------

               P.W. Stephens St. Louis provides services in the Midwestern part of the United States primarily in the states of Illinois, Iowa, Kentucky and Missouri. Each state has its own local laws and regulations to supplement the federal laws. A number of states have promulgated regulations setting forth such requirements as registration or licensing of asbestos abatement contractors, training courses and licensing for workers, notification of intent to undertake abatement projects and requires approvals from certain state agencies. Management believes the Company holds all necessary licenses and permits required by these states for business operation.

               Soil and Groundwater Remediation and Hazardous Waste
               ----------------------------------------------------
               Management
               ----------

               The Company and its customers are subject to extensive and evolving environmental regulations administered by the EPA, OSHA and various other federal, state and local environmental and safety and health agencies relating to its soil and groundwater remediation services as well as its hazardous waste management services. Although the Company's customers remain responsible by law for their environmental problems, the Company must itself comply with the requirements of those laws applicable to its services. Because the field of environmental protection is rapidly developing and subject to varying interpretations, the Company cannot predict the extent to which its operations may be affected by future enforcement policies as applied to existing laws or by the enactment of new environmental laws and regulations. Moreover, any predictions regarding possible liability are further complicated by the fact that under current environmental laws the Company could be jointly and severally liable for certain activities of third parties over whom the Company has little or no control. Although management believes that the Company is currently in substantial compliance with all applicable laws and regulations, the Company could be subject to fines, penalties or other liabilities or otherwise adversely affected by existing or subsequently enacted laws or regulations. The principal environmental laws affecting the Company and its customers in these areas are briefly discussed below.

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

               The Safe Drinking Water Act ("SDWA") was established to protect groundwater and drinking water sources. Two types of drinking water standards were established to limit the amount of contamination that may be in drinking water: primary standards with a maximum contaminant level (MCL) to protect human health, and, secondary standards that involve the color, taste, smell or other physical characteristics of a drinking water source.

               The Clean Water Act ("CWA") controls the discharge of toxic materials discharged into surface streams and other navigable waters. The EPA has established effluent standards covering 129 toxic pollutants. Toxic and hazardous waste are generated primarily from industries and farmlands. Industries discharging directly into surface streams and other navigable waters are regulated by a NPDES (National Pollutant Discharge Elimination System) permit. Discharges into municipal sewer plants are required to meet pretreatment requirements.

               The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA", also referred to as the "Superfund Act") governs the clean-up of sites at which hazardous substances are located or at which hazardous substances have been released or are threatened to be released into the environment. CERCLA authorizes the EPA to compel responsible parties to clean up sites and provides for punitive damages for noncompliance. CERCLA imposes joint and several liability for the costs of clean-up and damages to natural resources.

               Health and Safety Regulations
               -----------------------------

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

          Research and Development
          ------------------------

               Research and development activities for the fiscal years ended September 30, 1998 and 1997 have not been material and the Company has had no customer sponsored research activities during each of these periods.

          Employees
          ---------

               As of January 1, 1999, the Company had approximately 20 full-time personnel employed as executives, managers, project managers, safety directors, sales and estimators, as well as administrative and clerical support. In addition, the Company also employs an hourly direct labor force which totaled approximately 50 employees, some of whom are represented by unions under collective bargaining agreements. Such bargaining agreements between the Company and the unions represent employees based upon geographic region and expire at various times. All of the employees represented by such agreements are employed in the St. Louis operations. The Company believes that it has satisfactory relations with its employees.

          Seasonality
          -----------

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

          Royalties, Patents and Trademarks
          ---------------------------------

               The Company does not currently own any patents, royalties, trademarks, licenses, franchises or concessions which are material to its business.


          ITEM 2. DESCRIPTION OF PROPERTY
          -------------------------------

               The Company's principal corporate office is located at 8111 Preston Rd, Suite 715, Dallas, Texas which consists of approximately 1,100 square feet with a monthly rent of $1,000 expiring in January 1999 and thereafter on a month-to-month basis. The Company closed the office located in Salem, New Hampshire in December 1998, which office is leased through December 1999, and efforts are being made to sub-lease this office.

               P.W. Stephens St. Louis leases one principal facility located at 1525 S. 8th Street, St. Louis, Missouri which has both office and warehouse space in support of its operations. The leased property consists of approximately 7,000 square feet and has a monthly rent of $2,950 and expires in April 1999.

               The Company currently leases properties as necessary to support its operations. One of the leased facilities located in California is not being utilized and has been sublet since January 1, 1998. The Company believes that the remaining facilities are sufficient to meet the needs of its current operations and that substitute and or additional space will be available as needed to accommodate expansion of operations and growth through acquisitions.


          ITEM 3. LEGAL PROCEEDINGS
          -------------------------

               The nature and scope of the Company's business operations bring it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject the Company to the hazards of litigation, which are defended in the normal course of business. Management believes that such proceedings are either adequately covered by insurance, or if uninsured, by the estimated losses it has recorded to date. The resolution of such claims, however, could have a material effect on the Company's results of operations or cash flows. The reserves for litigation and contingencies recorded by the Company as of September 30, 1998 amounted to $100,000.


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          -----------------------------------------------------------

               Not applicable.

                                       PART II


          ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          ----------------------------------------------------------------

          Market Prices
          -------------

               The Common Stock of the Company is traded in the over-the-counter market. Quotations are published in the National Quotation Bureau "Pink Sheets" and the NASDAQ OTC Bulletin Board under the symbol USIS. The following table sets forth, for the fiscal quarters indicated, the range of high ask and low bid quotations for the Company's Common Stock as reported by the National Quotation Bureau, Inc. The quotations presented are between broker-dealers and do not retail mark-ups, mark-downs or other fees and commissions. As a result, the following quotations may not reflect actual transactions.


               Fiscal Year ended September 30, 1998:   HIGH ASK  LOW BID
                                                       --------  -------

               Quarter ended September 30, 1998          2.00    1.25
               Quarter ended June 30, 1998               6.50    1.00
               Quarter ended March 31, 1998              0.49    0.28
               Quarter ended December 31, 1997           0.58    0.38

               Fiscal Year ended September 30, 1997:   HIGH ASK  LOW BID
                                                       --------  -------

               Quarter ended September 30, 1997          0.72    0.34
               Quarter ended June 30, 1997               0.82    0.31
               Quarter ended March 31, 1997              0.97    0.28
               Quarter ended December 31, 1996           0.63    0.28


          Stockholders
          ------------

               As of December 31, 1998, the Company had approximately 197 record holders of its Common Stock, as reflected on the books of the Company's transfer agent. Significant number of shares are held in street name and as such the Company believes the actual number of beneficial owners is higher.


          Dividends
          ---------

               The Company has not established a policy concerning payment of regular dividends nor has it paid any dividends on its Common Stock to date. Any payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and debt covenants.


          Recent Sales of Unregistered Securities
          ---------------------------------------

               During the fiscal quarter ended September 30, 1998, the Company issued 5,295,858 shares of its Common Stock upon conversion of Notes, see Item 1, Description of Business-- Organization and Recent Developments.

          ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN
          -----------------------------------------------------

               The Company has included on this Form 10-KSB certain forward-looking statements. Forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and
          Section 21E of the Securities Exchange Act of 1934, are statements relating to the Company's plans, goals, objectives, strategies, future performance and events as well as any other statements or representations other than those relating to historical data. Forward-looking statements inherently possess risks and uncertainties. As a result, although the Company's forward-looking statements are expressed in good faith, the Company's actual results could differ materially.


          General
          -------

               The Company has been engaged in the business of asbestos abatement, lead abatement, soil and hazardous waste remediation and industrial cleaning. The Company services commercial, industrial and residential customers primarily located in the mid-western areas of the United States.

               The Company's 1997 10-KSB did not include any financial information regarding Manta because it was purchased after September 30, 1997. Since Manta was sold on November 30, 1998, management has chosen to offer a comparison of operations for subsidiaries that were held by USIS for both 1998 and 1997. Management feels that this would present the most accurate comparison of operations between the two years. However, where material, the effect of Manta on the financial results of the Company is noted.

                                Results of Operations
                                    1998 vs. 1997
                                Continuing Operations

               Revenue:
               -------

          P.W. Stephens--Residential

               Revenue for the year ended September 30, 1998 decreased 1.6% to $6,054,000 from $6,141,000 for the same period in 1997. The decrease in revenue was negligible, and basically stayed consistent over the same period in 1997.


          P.W. Stephens-St. Louis

               Revenue for the year ended September 30, 1998 decreased 20.0% to $5,839,000 from $7,293,000 for the same period in 1997.
          The decrease in revenue can be attributed to the threat of a labor strike within a primary client's facility. The client had suspended all large capital expenditures until the labor strike is resolved. This issue was resolve in October 1998.


               Gross Profit:
               ------------

          P.W. Stephens-Residential

               Gross Profit for the year ended September 30, 1998 decreased from $3,364,000 to $2,649,891 or 21.2% for the same period in 1997. The decrease in the gross profit margin was the result of the Residential's marketplace becoming more competitive.

          P.W. Stephens-St. Louis

               Gross Profit for the year ended September 30, 1998 increased from $1,570,690 to $1,635,000 or 4.1% for the same period in 1997. The increase in the gross profit margin can be attributed to the incentive based plan implemented by management to effectuate a reduction in costs through successful project management programs.


               Selling, General and Administrative Expenses:
               --------------------------------------------

          P.W. Stevens-Residential

               Selling, general and administrative expenses (SG&A) for the year ended September 30, 1998 were $2,462,000 compared to $1,784,000 for the same period in 1997. The increase in SG&A expenses was due to several factors. Increases in corporate overhead, marketing, new hires and legal expenses all contributed to Residential's increase in SG&A.


          P.W. Stevens-St.Louis

               Selling, general and administrative expenses for the year ended September 30, 1998 were $1,958,000 compared to $1,628,000 for the same period in 1997. The increase in SG&A was due to an increase in corporate overhead, marketing and new hires.


               Other Income and Expenses:
               -------------------------

               Other income and expenses for the years ended September 30, 1998 and 1997 were $1,176,000 and $1,435,000 respectively. The primary factor contributing to expense for 1998 was interest expense on various notes from the Manta acquisition. The decrease was primarily due to interest income received from the note due from Regal Oak Properties, Inc. from the sale of Kelar Controls, Inc. and management fees paid to the Company from outside entities. The income gained from these sources off-set the increase in interest expense attributed to notes payable from the Manta acquisition.


               Income From Continuing Operations
               ---------------------------------

               The income from continuing operations for the year ended September 30, 1998 increased to $3,756,000 compared to a net loss of $3,129,000 during the same period in 1997. The increase in income is a attributable to the recognition of the income tax benefits of the Company's net operating loss carryforwards.


               Discontinued Operations
               -----------------------

               Discontinued operation income for the year ended September 30, 1998 amounted to $645,000 compared to a loss of $3,684,000 for the year ended September 30, 1997. The income for the year ended September 30, 1998 resulted primarily from final settlements with customers in excess of net amounts recorded as of September 30, 1998 and final settlements with trade creditors in amounts less than those recorded as of September 30, 1997.

          Liquidity and Capital Resources
          -------------------------------

               The Company's existing capital resources consists of cash and notes totaling $8,170,000. Management believes that the cash and funds available are sufficient to meet its anticipated cash requirements to operate its sole operating unit P.W. Stephens St. Louis.

               The Company plans to execute a strategic plan going forward to grow the company through acquisition which may require the Company to raise additional capital by issuing debt (straight or convertible) or equity securities in private or public offerings. There can be no assurance that the Company will be able to raise debt or that the Company will be able to issue its securities to coincide with the funding of certain capital requirements.


          Impact of the Year 2000 Issue
          -----------------------------

               The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs that have data-sensitive software may recognize a date using 00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in other routine business activities.

               Based on a recent assessment, the Company determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

               Based on presently available information, the Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to the failure of these third parties to remediate their own Year 2000 Issues. However, there can be no guarantee that the systems of other companies on which the Company's system rely will be timely converted, or that a failure to convert by another company or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

               The Company will utilize both internal and external resources to reprogram, or replace, and test the software for the Year 2000 modifications. The Company plans to complete the Year 2000 project within no later than August 1999. The total remaining cost of the Year 2000 project is estimated at $50,000 and is being funded through the operating cash flows of the Company. The total project cost includes the purchase of new software, which will be capitalized. To date, the Company has not incurred any expense for its Year 2000 project.

               The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on managements's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from such plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

          ITEM 7. FINANCIAL STATEMENTS
          ----------------------------


                                   C O N T E N T S
                                   ---------------


                                                                        Page

          Independent Auditor's Report  . . . . . . . . . . . . . . . .  17

          Consolidated Balance Sheet  . . . . . . . . . . . . . . . . .  18

          Consolidated Statement of Operations  . . . . . . . . . . . .  20

          Consolidated Statement of Stockholders  Equity  . . . . . . .  21

          Consolidated Statement of Cash Flows  . . . . . . . . . . . .  22

          Notes to Consolidated Financial Statements  . . . . . . . . .  23

          To the Stockholders and Directors of
          U.S. INDUSTRIAL SERVICES, INC.


                             Independent Auditor's Report
                             ----------------------------


          We have audited the accompanying consolidated balance sheet of U.S. INDUSTRIAL SERVICES, Inc. (formerly EIF Holdings, Inc.) as of September 30, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. INDUSTRIAL SERVICES, Inc. at September 30, 1998 and 1997, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.



                                   KARLINS FULLER ARNOLD & KLODOSKY, P.C.






          The Woodlands, Texas
          December 1, 1998

                            U.S. INDUSTRIAL SERVICES, INC.
                              CONSOLIDATED BALANCE SHEET
                             SEPTEMBER 30, 1998 AND 1997



                                                     1998         1997
                                                     ----         ----

                                        ASSETS
                                        ------

          CURRENT ASSETS

               Cash . . . . . . . . . . . .       $ 2,349,491  $   304,678
               Accounts receivable, trade,
                    less allowance for
                    doubtful accounts of
                    $275,000 and $225,000,
                    respectively  . . . . .        14,722,153     3,768,252
               Accounts receivable, retention       1,106,887        39,115
               Receivable, officer  . . . .           120,507        70,000
               Securities available for sale          410,400     5,562,697
               Note receivable  . . . . . .             --        2,562,500
               Costs and estimated earnings
                    in excess of billings on
                    contracts in progress .         1,381,950        52,003
               Prepaid retention bonus  . .           762,500          --
               Supplies inventory . . . . .             --          165,079
               Prepaid expenses and other
                    current assets  . . . .           457,618       561,605
               Deferred income tax  . . . .         3,603,480          --
                                                   ----------    ----------
          TOTAL CURRENT ASSETS  . . . . . .        24,914,986    13,085,929
                                                   ----------    ----------

          PROPERTY, PLANT AND EQUIPMENT, NET        6,591,677       603,940

          OTHER ASSETS
               Prepaid expenses and other assets      611,359        20,520
               Receivable, officer  . . . .           304,148       210,000
               Investments  . . . . . . . .           246,000         --
               Goodwill, net of amortization
                 of $705,383 and $455,164,
                 respectively . . . . . . .         2,844,419       755,597
                                                   ----------    ----------
                                                    4,005,926       986,117
                                                   ----------    ----------
          TOTAL ASSETS  . . . . . . . . . .       $35,512,589   $14,675,986
                                                   ==========    ==========





          The accompanying notes are an integral part of these financial statements.

                            U.S. INDUSTRIAL SERVICES, INC.
                              CONSOLIDATED BALANCE SHEET
                             SEPTEMBER 30, 1998 AND 1997

                                                    1998          1997
                                                    ----          ----


                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                    ----------------------------------------------

          CURRENT LIABILITIES
               Current portion of long-term
                 debt                          $ 8,704,380     $ 1,695,120
               Note payable due to shareholder         -        17,609,424
               Accounts payable, trade           5,250,736       1,678,071
               Accrued liabilities               4,480,461         730,006
               Reserve for contingencies           510,000       1,349,000
               Net liabilities of discontinued
                 operations                        266,216       1,776,041
               Billings in excess of costs and
                 estimated earnings on
                 contracts in progress             629,736        178,921
                                                 ---------      ----------
                    TOTAL CURRENT LIABILITIES    19,841,529     25,016,583
                                                 ---------      ----------

          LONG-TERM DEBT
               Long-term debt                    3,598,577            -
                                                 ---------      ----------

          TOTAL LIABILITIES                     23,440,106      25,016,583
                                                 ---------      ----------

          COMMITMENTS AND CONTINGENCIES

          STOCKHOLDERS' EQUITY (DEFICIT)
               Preferred stock, $.01 par
                 value, 20,000,000
                 authorized, none
                 outstanding                          -               -
               Common stock, $.01 par
                 value, 25,000,000
                 authorized, 8,763,982
                 and 2,461,820 outstanding
                 (after giving effect for
                 one-for-ten stock split),
                 respectively                       87,640       3,019,246
               Additional paid-in capital       22,636,302         804,696
               Accumulated other
                 comprehensive income
                    Unrealized loss on
                      securities available
                      for sale                    (887,852)          -
               Accumulated deficit              (9,763,607)   (14,164,539)
                                                -----------   ------------
                                                12,072,483    (10,340,597)
                                                ----------    ------------

                                               $35,512,589    $14,675,986
                                               ===========    ===========




          The accompanying notes are an integral part of these financial statements.

                            U.S. INDUSTRIAL SERVICES, INC.
                         CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                         1998         1997
                                                         ----         ----

     REVENUE                                        $58,324,519     $13,434,423
     COST OF REVENUE                                 44,291,727       8,399,561
                                                    -----------     ------------

          GROSS PROFIT                               14,032,792       5,034,862

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES    12,942,472       6,738,610
                                                    -----------     ------------
     INCOME (LOSS) FROM OPERATIONS                    1,090,320      (1,703,748)
                                                    -----------     ------------
     OTHER INCOME (EXPENSE)
          Other income (expense), net                   645,127          10,189
          Interest income                               308,743            -
          Interest expense                           (2,130,138      (1,434,992)
                                                    -----------     ------------
                                                     (1,176,268)     (1,424,803)
                                                    -----------     ------------
     LOSS BEFORE PROVISION FOR INCOME TAX               (85,948)     (3,128,551)
                                                    -----------     ------------
     PROVISION FOR INCOME TAX
          Current                                           -              -
          Deferred                                    3,842,116            -
                                                    -----------     ------------
                                                      3,842,116            -
                                                    -----------     ------------

     INCOME (LOSS) FROM CONTINUING OPERATIONS         3,756,168      (3,128,551)
                                                    -----------     ------------

     DISCONTINUED OPERATIONS, NET OF INCOME TAXES
     Loss from operations on discontinued commercial
       asbestos operations including provision of
       $300,000 for operating loss during phase out
       for the year ended September 30, 1997 and
       income from final settlements for the year
       ended September 30, 1998                        644,764      (5,765,745)
     Loss on disposal of assets from discontinued
       commercial asbestos operations                       -         (156,863)
     Loss from operations on discontinued
       operations of Kelar Controls, Inc.                   -          (86,672)
     Gain on sale of Kelar Controls, Inc.                   -         2,370,580
                                                    -----------     ------------
                                                       644,764       (3,683,700)
                                                    -----------     ------------

     NET INCOME (LOSS)                               4,400,932       (6,767,251)
                                                    -----------     ------------

     OTHER COMPREHENSIVE INCOME
     Unrealized loss on securities available
       for sale                                     (1,344,600)            -
     Income tax effect on other comprehensive
       income                                          456,748             -
                                                    -----------     ------------
                                                      (887,852)            -
                                                    -----------     ------------

     COMPREHENSIVE INCOME                          $ 3,513,080      $(6,767,251)
                                                    ===========     ============

     Basic earnings per share
          Continuing operations                        $  1.03         $  (1.27)
          Discontinued operations                         0.18            (1.48)
                                                    -----------     ------------
                                                       $  1.21         $  (2.75)
                                                    ===========     ============
     Diluted earnings per share
     Continuing operations                             $  0.92         $  (1.27)
          Discontinued operations                         0.15            (1.48)
                                                    -----------     ------------
                                                      $   1.07         $  (2.75)
                                                    ===========     ============

     Weighted average number of common and
       common equivalent shares outstanding:
          Basic                                      3,635,866        2,461,820
                                                    ===========     ============
          Diluted                                    4,372,910        2,461,820
                                                    ===========     ============


     The accompanying notes are an integral part of these financial statements.

                            U.S. INDUSTRIAL SERVICES, INC.
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997


                                          Common shares         Additional
                                       Shares        Dollar      paid-in
                                    outstanding      amount      capital
                                    -----------      ------      --------
          Balance,
            September 30, 1996      24,618,201    $ 3,019,246  $   804,696

          Net loss                       -              -            -
                                    ----------    -----------  ------------
          Balance,
            September 30, 1997      24,618,201      3,019,246      804,696

          Reverse stock split      (22,150,077)    (2,994,565)   2,994,565

          Conversion of
            long-term debt           6,295,858         62,959   18,837,041

          Unrealized loss on
            securities, net              -              -            -

          Net income                     -              -            -
                                    ----------    -----------  ------------

          Balance,
          September 30, 1998         8,763,982    $    87,640  $22,636,302
                                    ==========    ===========  ============




                                    Accumulated
                                       other           Retained
                                    comprehensive      earnings
                                      income            amount       Total
                                    -------------      --------      -----

          Balance,
            September 30, 1996      $    -        $(7,397,288) $(3,573,346)

          Net loss                       -         (6,767,251)  (6,767,251)
                                    ----------    -----------  ------------
          Balance,
            September 30, 1997           -        (14,164,539) (10,340,597)

          Reverse stock split            -              -            -

          Conversion of
            long-term debt               -              -       18,900,000

          Unrealized loss on
            securities, net          (887,852)          -         (887,852)

          Net income                     -          4,400,932    4,400,932
                                    ----------    -----------  ------------

          Balance,
          September 30, 1998        $(887,852)    $(9,763,607) $12,072,483
                                    ==========    ===========  ============

          The accompanying notes are an integral part of these financial statements.

                            U.S. INDUSTRIAL SERVICES, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997


                                                         1998         1997
                                                         ----         ----

     CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income (loss)                         $ 4,400,932     $(6,767,251)
          Adjustments to reconcile net loss
            to net cash used in operating
            activities:
               Gain on sale of Kelar
                 Controls, Inc.                            -         (2,370,580)
               Depreciation and amortization          1,905,636         472,058
               Loss on disposal of machinery
                 and equipment                           94,622         156,863
               Change in deferred income tax         (4,403,480)          -
               Non cash expense, net                  1,290,576           -
               Change in accounts receivables          (920,633)      2,413,415
               Change in accounts receivable,
                 retention                              365,897           -
               Change in receivable, officer           (144,655)          -
               Change in costs and estimated
                 earnings in excess of billings
                 on jobs in progress                   (585,593)        274,340
               Change in prepaid retention bonus       (762,500)          -
               Change in inventory                      165,079         152,305
               Change in prepaid expenses and
                 other current assets                   477,802         122,574
               Change in other assets                   150,086          26,098
               Change in accounts payable               171,144       2,792,148
               Change in accrued liabilities            168,576           -
               Change in reserve for contingencies     (839,000)      1,349,000
               Change in net liabilities of
                 discontinued operations             (1,509,820)      1,776,041
               Change in billings in excess of
                 costs and estimated earnings on
                 jobs in progress                      (367,866)       (558,555)
                                                    -----------     ------------
                    Net cash used in operating
                      activities                       (343,196)       (161,544)
                                                    -----------     ------------

     CASH FLOWS FROM INVESTING ACTIVITIES:
          Cash divested upon sale of Kelar
            Controls, Inc.                                 -            (53,750)
          Acquisition of business, net of
            cash acquired                               172,467
          Proceeds from sale of machinery
            and equipment                               251,529          99,500
          Capital expenditures                         (932,413)       (198,228)
                                                    -----------     ------------
               Net cash used in investing
                 activities                            (508,417)       (152,478)
                                                    -----------     ------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from notes payable                 6,210,000       2,795,333
          Principal payments on long-
            term debt                                (7,578,019)     (3,475,664)
          Proceeds from securities
            available for sale                        4,264,445
          Proceeds from stockholder line
            of credit                                      -          1,120,800
                                                    -----------     ------------
               Net cash provided by
                 financing activities                 2,896,426         440,469
                                                    -----------     ------------

     NET INCREASE IN CASH                             2,044,813         126,447

     CASH AT BEGINNING OF PERIOD                        304,678         178,231
                                                    -----------     ------------

     CASH OF END OF PERIOD                          $ 2,349,491     $   304,678
                                                    ===========     ============


     The accompanying notes are an integral part of these financial statements.

                            U.S. INDUSTRIAL SERVICES, INC.
                            NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1998 AND 1997

          BASIS OF PRESENTATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES

          U.S. Industrial Services, Inc. and its wholly owned subsidiaries (the "Company" or "USIS"), (formerly "EIF Holdings, Inc.") is a multi-state service company, specializing in painting, fireproofing, hydroblasting and vacuum services. The major industries served include refining, petrochemicals, utilities, paper mills, steel production, food processing and public works.

          The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

          Revenue Recognition - The Company recognizes revenues and profits
          -------------------
          on contracts using the percentage-of-completion method. Under the percentage-of-completion method, contract revenues are accrued based upon the percentage that accrued costs to date bear to total estimated costs. As contracts can extend over more than one accounting period, revisions in estimated total costs and profits during the course of work are reflected during the period in which the facts requiring the revisions become known. Losses on contracts are charged to income in the period in which such losses are first determined.

          The percentage-of-completion method of accounting can result in the recognition of either costs and estimated profits in excess of billings or billings in excess of costs and estimated profits on uncompleted contracts, which are classified as current assets and liabilities, respectively, in the accompanying balance sheet. The current asset account represents costs incurred and profits earned that have not been billed to the customer on uncompleted construction contracts. The current liability account represents deferred income on uncompleted construction contracts. Generally accepted accounting principles for percentage-of-completion accounting require the classifications as current assets and liabilities.

          Revenues from time and material contracts are recognized currently as the work is performed.

          Securities Available for Sale -Equity securities are classified
          -----------------------------
          as "available-for-sale" as defined by SFAS 115. In accordance with that Statement, they are reported at aggregate fair value with unrealized losses excluded from earnings and reported as other comprehensive income, net of deferred taxes.

          The cost of securities sold was determined by the average cost method.

          Property, Plant and Equipment - Property, plant and equipment are
          -----------------------------
          stated at cost. Depreciation of plant and equipment is provided over the estimated useful lives of the respective assets using the straight-line method, generally from five to forty years.

          Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to earnings as incurred.

          When property, plant and equipment are retired or otherwise disposed of, the cost thereof and the applicable accumulated depreciation are removed from the respective accounts and the resulting gain or loss is reflected in earnings.

          Uses of Estimates - The preparation of financial statements in
          -----------------
          conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

          Goodwill - Goodwill is amortized on a straight-line basis over 20
          --------
          - 40 years. Management reviews, on an annual basis, the carrying value of goodwill in order to determine whether an impairment has occurred. Impairment is based on several factors including the Company's projection of future undiscounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would adjust the carrying value of goodwill to its estimated fair value.

          Long-Lived Assets - The Company reviews its long-lived assets and
          -----------------
          certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized to the extent the carrying value of the asset is in

                            U.S. INDUSTRIAL SERVICES, INC.
                            NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1998 AND 1997

          excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition.

          Income taxes - Income taxes are provided for the tax effects of
          ------------
          transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily from different depreciation methods for financial accounting and income tax purposes and retainage receivables which are recognized when collected for income tax purposes. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

          Recapitalization - Effective June 22, 1998, the Company effected
          ----------------
          a one-for-ten reverse stock split, reducing the number of shares of outstanding common stock from 24,618,200 to 2,461,820.

          Immediately following the reverse-split, the Company completed a recapitalization and reincorporation through a merger with U.S. Industrial Services, Inc., a newly-formed Delaware corporation, and wholly-owned subsidiary of EIF Holdings, Inc. USIS became the surviving company, and all outstanding shares of EIF common stock were exchanged on a one-for-one basis for shares of USIS common stock.

          Concentration of credit risk - The Company has concentrated its
          ----------------------------
          credit risk for cash by maintaining deposits at a financial institution which at times may exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (FDIC). The maximum loss that would have resulted from that risk totaled $1,149,348 at September 30, 1998 for the excess of the deposit liabilities reported by the banks over the amounts that would have been covered by federal insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

          The Company, as a condition for entering into construction contracts, has purchased surety bonds totaling approximately $11,250,000 and $450,000 for the years ending September 30, 1998 and 1997 respectively. The bonds are collateralized by contract receivables.

          The Company operates and grants credit to customers throughout the United States.

          Letter of credit - The Company has an outstanding letter of
          ----------------
          credit for insurance purposes, not reflected in the accompanying financial statements, in the amount of $1,086,647 at September 30, 1998.

          Fair Value of Financial Instruments - The Company's financial
          -----------------------------------
          instruments consist of cash and cash equivalents, contract receivables, accounts payable and notes payable. The Company believes that the carrying value of these instruments on the accompanying consolidated balance sheet approximates their fair value.

          Reclassifications - Certain reclassifications have been made to
          -----------------
          the prior year financial statements to conform with the current year presentation.


          RECEIVABLE, OFFICER

          The receivable, officer is an amount due from Frank Fradella, former President of the Company. This receivable was originally transferred from American Eco Corporation ("AEC") when Mr. Fradella assumed his position as President of U.S. Industrial Services, Inc. The amount as of September 30, 1997 represented the remaining balance of a forgivable loan made to Mr. Fradella upon his employment with AEC in September 1996. The increase during the year ended September 30, 1998 resulted from additional borrowings to Mr. Fradella. The revised total balance of $424,655 will be amortized over the next four years, as Mr. Fradella will serve as a consultant to the Company in pursuing and reviewing acquisition candidates for the Company. The amount due bears no interest and is unsecured.


          SECURITIES AVAILABLE FOR SALE

          Securities available for sale consist of 180,000 shares and 570,533 shares of common stock of AEC, as of September 30, 1998 and 1997, respectively. These shares were issued to the Company in lieu of cash in conjunction with the Amendment dated

                            U.S. INDUSTRIAL SERVICES, INC.
                            NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1998 AND 1997


          September 30, 1997, to the existing line of credit which increased the maximum borrowing amount under the line to $20,000,000. These securities reflect a value of $2.28 and $9.75 per share as of September 30, 1998 and 1997, respectively, on the consolidated balance sheet, which reflects the market value. The Company intends to sell these securities to settle certain of the Company's existing obligations. See "Note Payable due to Stockholder" and "Related Party Transactions" for additional disclosures.

          Proceeds and gross realized gains from the sale of securities classified as available-for-sale for the year ended September 30, 1998 was as follows:


          Gross proceeds                                       $4,264,445
          Gross realized gains                                  $  55,464


          NOTE RECEIVABLE

          On June 30, 1997, the Company sold all of the issued and outstanding shares of stock in its wholly owned subsidiary, Kelar Controls, Inc. to Regal Oak Properties, Inc. ("Regal Oak") for $2,500,000. Pursuant to the acquisition agreement, the Company received a Promissory Note for the full amount of the purchase price. The note matures on June 30, 1998, bears interest at 10% and is secured by performance bonds. Refer to "Discontinued Operations" for additional disclosure.

          In August, 1998, Regal Oak remitted its payment of $2,780,822 (including accrued interest of $280,822) directly to Turner Holdings, Inc. ($1,210,977) and Deere Park Capital Management, Inc. ($1,569,845), which are creditors of the Company, and which reduced the Company's obligations by such amounts to these creditors. Refer to "Long-term Debt" for additional disclosure.


          COSTS AND ESTIMATED EARNINGS ON JOBS IN PROGRESS

          Costs and estimated earnings on uncompleted contracts consist of the following:

                                                1998          1997
                                                ----          ----
          Costs incurred on jobs in
            progress  . . . . . . . . . .  $33,011,790   $2,188,031
          Estimated earnings  . . . . . .    6,305,039      413,922
                                           -----------   ----------
                                            39,316,829    2,601,953
          Less: billings to date  . . . .   38,564,615    2,728,871
                                           -----------   ----------
                                              $752,214    $(126,918)
                                           ===========   ==========

          The amounts above are included in the accompanying balance sheet under the following captions:
                                                 1998          1997
                                                 ----          ----
          Costs and estimated earnings in
            excess of billings on jobs in
            progress  . . . . . . . . . .    $1,381,950      $52,003
          Billings in excess of costs and
            estimated earnings on jobs in      (629,736)    (178,921)
            progress  . . . . . . . . . .    ----------   ----------
                                               $752,214    $(126,918)
                                             ==========   ==========


          PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment consisted of the following:

                                                1998          1997
                                                ----          ----
          Land  . . . . . . . . . . . . .   $   35,000   $       --
          Buildings . . . . . . . . . . .      299,250           --

                            U.S. INDUSTRIAL SERVICES, INC.
                            NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1998 AND 1997


          Transportation equipment  . . .    3,883,701      514,944
          Machinery and equipment . . . .    3,590,342      814,199
          Office equipment  . . . . . . .      526,799      196,244
          Leasehold improvements  . . . .      713,667       97,439
                                             ---------    ---------
                                             1,622,827    9,048,759
          Accumulated depreciation and       2,457,082    1,018,887
            amortization  . . . . . . . .    ---------    ---------
                                            $6,591,677   $  603,940
                                             =========    =========

          The cost of fully depreciated assets still in service amounted to $280,788 and $531,127 at September 30, 1998 and 1997,
          respectively.


          BUSINESS COMBINATIONS

          JL Manta, Inc. - Effective October 31, 1997, the Company
          --------------
          completed its acquisition of JL Manta, Inc. ("Manta"), an Illinois corporation which provides specialized maintenance services for clients in the industrial, environmental and low-level nuclear sectors. Pursuant to the terms of a Stock Purchase Agreement, the Company acquired all the issued and outstanding common stock, no par value per share, of Manta (the "Manta Stock") from the stockholders of Manta (the "Manta Stockholders") for consideration of $4,725,321 in cash and $2,235,312 in convertible promissory notes of the Company, payable in installments with a final payment due on November 18, 2000 (the "Manta Notes"). Subject to the approval by the Company's stockholders of an amendment to USIS's charter authorizing the requisite amount of stock, at any time after June 30, 1998 the holders of the Stockholder Notes may convert any principal payment due under the Stockholder Notes into shares of USIS's common stock, $0.01 par value per share (the "USIS Stock"), at a conversion price equal to the closing transaction price of the USIS Stock on the date a conversion notice is received by USIS (the "Conversion Price"). Concurrent with the closing of the Acquisition, certain Manta stockholders and key employees entered into Retention Bonus Agreements with USIS providing for bonus payments in the aggregate amount of $900,000 to be amortized by the Company over a six year period, of which $762,500 still remains as prepaid. The purchase price and expenses associated with the acquisition exceed the fair value of net assets acquired by approximately $2 million. Refer to "Subsequent Events" for additional disclosure.

          Also concurrently with the Manta Acquisition, in connection with financing provided to the Company, the Company issued a $6,500,000 Convertible Promissory Note. The note bears interest at the rate of 5 1/4% per annum, becomes due on May 18, 1999 and is secured by a pledge of all of the Manta stock. Subject to approval of the Company's Stockholders of an amendment to USIS's charter, authorizing the requisite amount of preferred and common stock, the Note is convertible into 5 1/4% preferred convertible stock at a conversion price of One Dollar ($1) per share, with such preferred convertible stock convertible into USIS common stock.

          Also in connection with the Manta Acquisition, the Company issued a $2,500,000 Promissory Note. The note bears interest at the rate of Nine Percent (9%) per annum and becomes due on February 16, 1998. The loan amount represented by the note was used by the Company to refinance certain indebtedness of Manta.

          Manta has working capital and fixed asset based credit facilities which it utilizes in the normal course of business. Essentially all of the assets of Manta are pledged as security under one or more of these facilities. The loan agreements which govern these facilities contain typical covenants, including financial covenants, with which the Company must comply.

          The unaudited pro forma results, assuming the Manta acquisition had occurred at October 1, 1996, are as follows:

                                                 1998           1997
                                                 ----           ----
          Revenues  . . . . . . . . . . .      $62,769,435    $59,034,888
          Net income (loss) from
            continuing operations . . . .        3,778,650     (2,569,684)
          Basic earnings per share  . . .            $1.04         $(1.04)

          The unaudited pro forma summary is not necessarily indicative of results of operations that would have occurred had the acquisition been made at the beginning of the periods presented, or of future results of operations of the combined companies.

                            U.S. INDUSTRIAL SERVICES, INC.
                            NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1998 AND 1997


          A summary of the above Manta business combination is as follows:

          Consideration . . . . . . . . . . . . . . . . . .   $9,294,000
          Assets  . . . . . . . . . . . . . . . . . . . . .   21,179,000
          Liabilities . . . . . . . . . . . . . . . . . . .  (13,860,000)
                                                             -----------
          Net book value  . . . . . . . . . . . . . . . . .    7,319,000
                                                             -----------
          Goodwill  . . . . . . . . . . . . . . . . . . . .   $1,975,000
                                                             ===========


          LONG-TERM DEBT


                                                    1998        1997
                                                    ----        ----
           Notes payable, payable $21,482
           monthly including interest from
           7.61% to 9.75%; collateralized by
           vehicles, equipment and building;
           maturing through November, 2005 . .  $416,792      $    --
           Note payable, payable $91,667
           monthly plus interest at the prime
           or libor rate plus 1.75%;
           collateralized by substantially all
           of the assets of Manta and the
           guaranty of USIS  . . . . . . . . . 4,478,331           --
           Note payable, due to Deere Park
           Capital Management, Inc., due May
           1, 1999, at 5.25% rate of interest,
           uncollateralized  . . . . . . . . . 5,017,364           --

           Notes payable to former
           stockholders of Manta ("Manta
           Notes"), due February, 2001, at
           5.25% rate of interest,
           collateralized by the guaranty of
           AEC . . . . . . . . . . . . . . . . 2,045,184           --

           Notes payable to former Manta
           stockholders and key employees,
           payable $22,060 quarterly, with
           interest at 5.25%, uncollateralized   264,701           --
           Note payable, due to Turner
           Holdings, Inc., due March 1, 1998,
           at 10% rate of interest, unsecured         --    1,030,000

           Notes payable, finance company for
           insurance premiums, due August 31,
           1998. Payable $59,208 monthly
           including interest at 7.64%,
           secured by unearned premiums  . . .        --      598,364

           Miscellaneous notes payable . . . .    80,585       66,756
                                              ----------    ---------
                                              12,302,957    1,695,120

           Current portion . . . . . . . . . . 8,704,380    1,695,120
                                              ----------    ---------
           Long-term portion . . . . . . . . .
                                              $3,598,577   $       --
                                              ==========    =========

          The aggregate principal payments on long-term debt during the fiscal years subsequent to September 30, 1998 are: 1999 - $8,704,380; 2000 - $1,149,014; 2001 - $1,271,244; 2002 -
          $1,100,004; 2003 - $78,315.

          The Company entered into a revolving credit agreement with a bank, which provides for maximum borrowings of $4,000,000 at an interest rate of prime or libor plus 1.75%. Principal is payable on demand; however if no demand is made, principal is due on February 1, 1999. Interest on this credit agreement is payable monthly. At September 30, 1998, there was no outstanding balance on this agreement. This note is collateralized by substantially all of the assets of the Manta, and the guaranty of USIS.

          The above notes payable to former Manta stockholders and key employees were paid off upon the sale of Manta assets. Refer to "Subsequent Events" for additional disclosure.

                            U.S. INDUSTRIAL SERVICES, INC.
                            NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1998 AND 1997


          NOTE PAYABLE DUE TO STOCKHOLDER

          During the fiscal year ended September 30, 1996, the Company entered into a line of credit agreement with a major stockholder, American Eco Corporation, ("AEC"). The original terms of the AEC facility carried a maximum borrowing amount of $5,250,000, with interest at the prime rate plus 2% per annum, was unsecured and matured on July 31, 1997. Effective July 31, 1997, the line of credit agreement with AEC was renewed, extended and modified to increase the maximum borrowing amount to $15,000,000 and extended the maturity date to February 18, 1998. All other terms under the original line of credit agreement remained unchanged. On September 30, 1997, AEC executed another amendment to the line of credit facility increasing the maximum borrowing amount to $20,000,000.

          In July, 1998, AEC, pursuant to a Stock Purchase Agreement closed its purchase of 1,000,000 shares of USIS common stock in exchange for $1 million which reduced the outstanding balance under the Company's line of credit facility with AEC.

          Also in July, 1998, AEC sold $17.9 million of its outstanding line of credit to USIS Acquisition, LLC, ("UALC"), which exercised its rights under the agreement to convert the debt to equity. The conversion resulted in the issuance of 5,295,858 shares of common stock to UALC, thus providing it with 60.4% of all outstanding USIS common stock. Refer to "Subsequent Events" for additional disclosure.


          OPERATING LEASES

          The Company leases office and warehouse space under operating leases that expire at various times through May, 2006. The Company leases warehouse space from a related party under a lease providing for base monthly rentals of $5,000. The monthly base rent is increased yearly by 4% until termination on May 15, 2006. The Company also pays all operating costs and real estate taxes for their space. Total rent expense for the years ended September 30, 1998 and 1997 amounted to $430,555 and $300,778, respectively.

          Future minimum payments, by year and in the aggregate, under these operating leases, consisted of the following at September 30, 1998:

             1999   . . . . . . . . . . . . . . . . .$296,614
             2000   . . . . . . . . . . . . . . . . . 131,316
             2001   . . . . . . . . . . . . . . . . . 114,420
                                                     --------
             2002   . . . . . . . . . . . . . . . . .  66,745
                                                     --------
                                                     $609,095
                                                     ========

          As Lessor
          ---------

          The Company entered into an agreement to sub-lease an office and warehouse facility to an outside party from January 1, 1998 to July 31, 2002. Future minimum rents receivable under noncancellable leases are: 1999 - $89,800; 2000 - $101,000; 2001
          - $102,100 and 2002 - $59,558.


          CASH FLOW INFORMATION

          For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                                               1998        1997
                                               ----        ----
          Supplemental disclosures of cash
          flow information:
          Cash paid for:
          Interest  . . . . . . . . . . . $1,887,892   $613,260
          Income taxes  . . . . . . . . . $  105,988   $     --

          Supplemental schedule of noncash
              investing and financing
              activities:

                            U.S. INDUSTRIAL SERVICES, INC.
                            NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1998 AND 1997




          Machinery and equipment acquired
              through long-term debt
              obligations . . . . . . . .  $470,802    $22,565


          Refer to "Discontinued Operations" footnote for sale of Kelar Controls, Inc. and to "Securities Available for Sale" footnote for marketable securities activity.


          FEDERAL INCOME TAX

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

          Deferred federal income taxes result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. Such temporary differences relate primarily to the method of recording depreciation and accounting for contracts in progress.

          Federal income tax expense for the years ended September 30, 1998 and 1997 consists of the following:

                                               1998        1997
                                               ----        ----
          Current tax:
          Federal . . . . . . . . . . . .   $234,000    $    --
          State . . . . . . . . . . . . .     77,000         --
                                            --------    -------
                                             311,000         --
          Deferred tax  . . . . . . . . .    (82,000)        --
                                            --------    -------
                                            $229,000    $    --
                                            ========    =======

          The Company's provision for income taxes differs from applying the statutory U.S. federal income tax rate to income before income taxes. The primary differences result from providing for state income taxes and from deducting certain expenses for financial statement purposes but not for federal income tax purposes.

          The significant components of the net deferred tax liability at September 30, 1998 and 1997 are as follows:

                                               1998        1997
                                               ----        ----
          Plant and equipment depreciation  $458,000    $20,500
          Accounts receivable, retention     432,000         --
          Allowance for bad debts . . . .    (33,000)   552,500
          Goodwill  . . . . . . . . . . .    (37,000)        --
          Other reserves  . . . . . . . .    (29,000)        --
          Accrued liabilities . . . . . .    (73,000)   501,000
          Net operating loss carryforward         --  2,894,000
          Valuation allowance . . . . . .         -- (3,968,000)
                                            -------------------
          Net deferred tax liability  . .   $718,000$        --
                                            ===================

          The Company has net operating loss carryforwards of approximately $9,030,000 and $8,400,000 at September 30, 1998 and 1997
          respectively, for federal income tax purposes available to offset future financial income, expiring, if not used, periodically through the year 2012. An valuation allowance has not been established as of September 30, 1998, due to the subsequent sales of (a) significantly all of the net assets of J.L. Manta, Inc. and (b) significantly all of the net assets of P.W. Stephens Residential, Inc. Refer to "Subsequent Events" footnote for additional disclosure.

                            U.S. INDUSTRIAL SERVICES, INC.
                            NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1998 AND 1997


          LITIGATION, COMMITMENTS AND CONTINGENCIES

          The nature and scope of the Company's business operations bring it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject the Company to the hazards of litigation, which are defended in the normal course of business. The Company is currently involved in several litigations and investigations including regulatory compliance. Although the outcome of these claims is not clearly determinable at the present time, Management believes that such proceedings are adequately covered by the estimated losses it has recorded to date.The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon the Company's financial position, results of operations or cash flows.


          RELATED PARTY TRANSACTIONS

          The Company is involved in various related party transactions. These transactions are summarized as follows:

          Pursuant to a Management Services Agreement effective October 1, 1996, between AEC and the Company, AEC had agreed to provide certain services to the Company in exchange for a management fee to be accrued on a quarterly basis. The services include providing the Company with management guidance in addition to guaranteeing certain of the Company's obligations with its creditors, in order to allow the Company to receive favorable terms with its creditors. The agreement provides for a quarterly payment of $1,000,000. AEC stopped providing management services to the Company shortly after the appointment of Frank Fradella as President and CEO of the Company in May 1997. Therefore the management fee was pro-rated for the third quarter and amounted to $300,000. For the year ended September 30, 1997, total management fees were $2,300,000. For the year ended September 30, 1997, the total amount outstanding under the AEC facility was $17,609,424, including $835,311 for accrued interest.

          For the year ended September 30, 1998, the Company incurred costs of $292,471 to AEC in return for AEC guaranteeing certain debt relating to the acquisition of Manta. In addition the Company incurred interest expense with AEC in the amount of $1,096,038 for the year ended September 30, 1998.

          For the year ended September 30, 1998, the Company received rent and fee income in the amount of $80,806 from two companies related to Manta.

          The Company leased warehouse and office facilities under an operating lease from an entity that was owned by a former stockholder. The Company incurred rent expense of $55,000 for the year ended September 30, 1997.


          WARRANTS AND OPTIONS

          In connection with funds advanced to the Company under a promissory note, and subsequent amendments and extensions to the note issued by an investor group, the Company committed to issue 48,000 warrants, to purchase the Company's common stock. The exercise price of the warrants will be equal to the market value on the date of issue.


          RETIREMENT PLANS

          The Company, through its collective bargaining agreements with various unions, contributes to the unions' retirement plans. For the years ended September 30, 1998 and 1997, an expense of approximately $935,000 and $150,000 was incurred for these retirement plans, respectively.

          The Company contributes to a profit sharing plan covering all eligible employees. Contributions in the amount of $43,000 was expensed for the year ended September 30, 1998. No expense was incurred for the year ended September 30, 1997. The Company's policy is to fund the costs annually as incurred.

                            U.S. INDUSTRIAL SERVICES, INC.
                            NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1998 AND 1997


          DISCONTINUED OPERATIONS

          Commercial Asbestos
          -------------------

          In May 1997, the Company decided to discontinue the commercial asbestos abatement operations of P.W. Stephens Contractors, Inc. ("PWSC") and QHI Stephens, Inc. ("QHI"). The results of operations for the respective periods presented are reported as a component of discontinued operations in the consolidated statements of operations. The net loss of these operations subsequent to September 30, 1997 are included in the statements of operations under discontinued operations and therefore revenues, cost of revenue, selling, general and administrative expenses associated with the discontinued operations. The following table summarizes results of operations for PWSC and QHI for the year ended September 30, 1997.


                                                              1997
                                                              ----
           Net sales . . . . . . . . . . . . . . . . . . . $ 7,059,949
           Operating loss  . . . . . . . . . . . . . . . .  (5,765,745)
           Loss from discontinued operations . . . . . . .  (5,765,745)

          The following table summarizes the net liabilities related to the discontinued operations of PWSC and QHI for the year ended:

                                                              1997
                                                              ----
           Net working capital deficit . . . . . . . . . . $(1,930,988)
           Machinery and equipment, net  . . . . . . . . .     154,947
                                                           ------------
           Net liabilities related to discontinued
           operations  . . . . . . . . . . . . . . . . . . $(1,776,041)
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

          Sale of Kelar
          -------------

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

          The following are summarized results of operations for Kelar for the years ended September 30, 1997.

                                             1997
                                             ----
           Net sales . . . . . . . . . . . $1,089,277
           Operating loss  . . . . . . . .    (86,672)
           Loss from discontinued
           operations  . . . . . . . . . .    (86,672)

                            U.S. INDUSTRIAL SERVICES, INC.
                            NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1998 AND 1997


          EARNINGS PER SHARE

          The following table sets forth the computation of basic and diluted earnings per share:

                                               1998         1997
                                               ----         ----
           Numerator:
           Net income (loss) for basis
              earnings per share  . . . .  $4,400,932  $(6,767,251)
           Effect of dilutive securities -
             convertible debt  . . . . . .    268,510           --
                                           ----------  ------------
             Numerator for diluted
                earnings per share, after
                assumed conversions  . . .   4,669,442  (6,767,251)
                                           ----------- ------------
           Denominator:
             Denominator for basic
                earnings per share,
                weighted-average shares  .   3,635,866     2,461,820
           Effect of dilutive securities -
             convertible debt  . . . . . .     737,044            --
                                             ---------     ---------
             Denominator for diluted
                earnings per share -
                adjusted weighted-average
                shares and assumed
                conversions  . . . . . . .   4,372,910     2,461,820
                                             ---------     ---------
           Basic earnings per share  . . .       $1.21       $(2.75)
                                             =========     =========
           Diluted earnings per share  . .       $1.07       $(2.75)
                                             =========     =========

          The Company adopted Statement of Financial Accounting Standards
          (SFAS) No.128, "Earnings per Share", and restated for all periods presented. All earnings per share amounts presented have been restated to reflect the one-for-ten reverse stock split.


          OTHER COMPREHENSIVE INCOME

          Changes in other comprehensive income for the year ended September 30, 1998 are shown below:

                Unrealized loss on securities
                  available for sale  . . . . . . $1,344,600
                Income tax benefit  . . . . . . .   (456,748)
                                                  -----------
                Net unrealized loss on securities
                  available for sale  . . . . . . $   887,852
                                                  ===========

          For the year ended September 30, 1997, the Company had not incurred any other comprehensive income.


          SUBSEQUENT EVENTS

          On November 20, 1998, UALC issued notice to AEC that they would be unable to meet their debt obligations to AEC. UALC surrendered all of their shares (5,295,858) to AEC. After this transaction, AEC owned approximately 82% of USIS.


          In November of 1998, USIS sold the assets of Manta and transferred related liabilities, including the credit facility, to Kenny Industrial Services, L.L.C., for $23,000,000 consisting of a combination of cash and notes.

          On December 31, 1998, USIS sold the assets of P.W. Stephens Residential Inc. and transferred its liabilities, to American Temporary Sanitation Inc. for $2,400,000, consisting of $1,004,000 in cash and a five year promissory note for $1,396,000 payable quarterly through 2004, together with interest at the prime rate plus 2.5% per annum.

                            U.S. INDUSTRIAL SERVICES, INC.
                            NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1998 AND 1997


          INDUSTRY SEGMENT DATA

          The Company operates in two principal industries - (a) Industrial, commercial and governmental environmental remediation services and (b) residential asbestos abatement. It is the Company's policy to price intersegment contracts on an equivalent basis to that used for pricing external contracts. The following is a summary of selected data, determined under the provisions of SFAS No. 14, for these business segments:

                                              YEARS ENDED SEPTEMBER 30,
                                              -------------------------
                                                 1998           1997
                                                 ----           ----
           Revenue
             Industrial maintenance
               services . . . . . . . . . . $46,642,024     $        --
             Environmental services . . . .   5,839,725       7,293,082
             Residential asbestos
               abatement  . . . . . . . . .   6,054,400       6,141,341
             Less intersegment revenue  . .    (211,177)             --
                                            -----------     -----------
                Total revenue . . . . . . . $58,324,519     $13,434,423
                                            ===========     ===========

           Operating income (loss)
             Industrial maintenance
               services  . . . . . . . . . $   853,178     $        --
             Environmental services  . . .    (322,764)        (57,247)
             Residential asbestos
               abatement   . . . . . . . .     187,457       1,579,985
                                           -----------     -----------
                Total operating income . .     717,871       1,522,738
           Corporate income (expenses) . .     372,449      (3,226,486)
           Interest expense  . . . . . . .  (2,130,138)     (1,434,992)
           Interest income . . . . . . . .     308,743              --
           Other . . . . . . . . . . . . .     645,127          10,189
                                           -----------     -----------
             Loss before provision for     $   (85,948)    $(3,128,551)
               income taxes  . . . . . . . ===========     ===========

           Depreciation and amortization
             Industrial maintenance
               services  . . . . . . . . . $ 1,577,144     $        --
             Environmental services  . . .     205,860         213,328

             Residential asbestos
               abatement   . . . . . . . .      28,159          97,772
             Corporate   . . . . . . . . .      94,493           3,856
                                           -----------     -----------
                Total depreciation and
                  amortization . . . . . . $ 1,905,636     $   314,956
                                           ===========     ===========

           Capital expenditures
             Industrial maintenance
               services  . . . . . . . . . $   690,817     $        --
             Environmental services  . . .      92,783          10,691
             Residential asbestos
               abatement   . . . . . . . .      87,861         135,616
             Corporate   . . . . . . . . .      60,952          31,388
                                           -----------     -----------
                Total capital expenditures $   932,413     $   177,696
                                           ===========     ===========

           Identifiable assets
             Industrial maintenance
               services  . . . . . . . . . $23,965,794     $        --
             Environmental services  . . .   2,083,945       3,955,112
             Residential asbestos
               abatement   . . . . . . . .   1,794,355       1,538,278
             Corporate   . . . . . . . . .   7,668,495       9,182,596
                                           -----------     -----------
                Total assets . . . . . . . $35,512,589     $14,675,986
                                           ===========     ===========

          ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          ---------------------------------------------------------



          Not applicable


                                       PART III


          ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
          ---------------------------------------------------------------


          As of December 31, 1998, the directors and executive officers of the Company were:

           NAME                        AGE    POSITION WITH COMPANY
           ----                        ---    ----------------------
           Albert V. Furman             48    Chairman of the Board
           Michael E. McGinnis          48    Director
           Andreas O. Tobler            48    Director
           C. Thomas Mulligan           29    Vice President, Chief Financial
                                              Officer and Secretary Counsel

             The terms of the Board of Directors will expire annually at the next stockholders meeting. The Company's officers are elected by the Board of Directors and hold office at the will of the Board. There is no family relationship between any of the officers or directors.

             Albert V. Furman has been Chairman of the Board of the Company since July 1998. He has been director/chairman of the investment committee at Texas Heritage Bancorp since 1993. He has been President of the Georgetown Golf Company since 1991. He was a full member of the Chicago Mercantile Exchange from 1973 to 1989.

             Michael E. McGinnis has been a director of the Company since February 1996, having served as its Chairman of the Board from June 1996 to October 1997, and as its President from March 1996 to August 1996. He has been Chief Executive Officer and a director of American Eco since 1993 and 1994, respectively, and has been President since December 1998, having served as President from 1993 to July 1998. He was President and Chief Executive Officer of Eco Environmental, Inc. from 1992 until it was acquired by American Eco in 1993. For 27 year prior thereto, he served in various operational and administrative capacities for The Brand Companies, one the largest asbestos abatement contractors in the United States. He has been a director of Dominion Bridge Corporation since February 1998.

             Andreas O. Tobler has served as a director of the Company since November 1993. He served as Vice President and Treasurer of the Company from January 1995 and November 1993, respectively, to February 1997. Since September 1998, Mr. Tobler has served as Chief Executive Officer and Director of the Board of Sector Communications Inc., a US public Company with operations in Switzerland and Bulgaria. Sector focuses on telecommunication and related businesses. Since October 1996, Mr. Tobler has served as a principal and an officer of Online Capital GmbH, a private financial advisory company headquartered in Switzerland. He also served as the Managing Director of its affiliate Cornerstone Financial Corporation, a U.S. private financial company until September 1998. From 1989 to 1991, Mr. Tobler was Managing Partner of Royal Trust (Switzerland).

             Thomas Mulligan has served as the Chief Financial Officer and General Counsel for the Company since July 1998, and Vice President and Secretary since September 1998. He was an attorney for the law firm DeHay & Elliston, L.L.P. from November 1996 to July 1998. He attended law school at Southern Methodist
          University from 1993 to 1996.

             The Board of Directors of the Company held three meetings during the fiscal year ended September 30, 1998, and each director attended all of the meetings.


          ITEM 10. EXECUTIVE COMPENSATION
          -------------------------------

          Compensation
          -------------

          The following table sets forth all compensation actually paid or accrued by the Company for the fiscal year ended September 30, 1998 to the Chief Executive Officer and other officers who received compensation in excess of $100,000.

                                        Annual Compensation
                                        -------------------

          Name and                                          Other Annual
          Principal Position  Year      Salary    Bonus     Compensation(1)
          -----------------   ----      ------    -----     ---------------

          Frank J. Fradella
          President, CEO(2)   1998      $208,333            $ 22,569
                              1997      $107,665

          Michael J. Chakos
          President(3)        1998      $ 83,076

          J. Drennan Lowell
          Executive V.P.(4)   1998      $149,683  $120,000  $189,583

          Joseph Vaillancourt
          Controller(5)       1998      $106,204            $ 37,500

          -------------------

          1)   Represents severance payments
          2) Mr. Fradella became President and CEO in May 1997 and resigned as of May 1998.
          3)   Mr. Chakos served as President from May 1998 through
               September 1998.
          4) Mr. Lowell served as Executive Vice President and CFO from October 1997 to July 1998.
          5)   Mr. Vaillancourt served as Controller from October 1997 to
               July 1998.

             The Company has not granted any options under its 1998 Stock Option Plan, nor granted any long-term awards. There are no employment agreements with any employees.

          ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT
          -------------------------------------------------------------

             The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of December 31, 1998 concerning (i) persons known to the Company to be the beneficial owners of more than 5% of the outstanding Common Stock, (ii) by each director and (iii) by all directors and officers as a group.

                                                 Amount and Nature
             Name of                Status of      of Beneficial
          Beneficial Owner      Beneficial Owner   Ownership(1)    Percent
          -------------------------------------- ----------------- -------

          American Eco          Beneficial owner     7,175,858       81.9%
            Corporation**       of more than 5%
                                of Common Stock

          Albert V. Furman      Chairman                -0-          --
                                and Director

          Michael E. McGinnis   Director             7,175,858(2)    81.9%

          Andreas O. Tobler     Director                25,450        *

          All Officers & Directors
          (four persons)

          ------------------

          *Represents less than 1% of the issued and outstanding shares of Common Stock.

          **The principal executive offices of American Eco are 154 University Avenue, Toronto, Ontario, Canada M5H 3Y9.

          1)Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. The number of shares beneficially owned includes shares which each beneficial owner has the right to acquire within 60 days of December 31, 1998.

          2)Includes 7,175,858 shares beneficially owned by American Eco, of which Mr. McGinnis is President and CEO. Mr. McGinnis disclaims beneficial ownership of the Company's securities owned by American Eco.


          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          --------------------------------------------------------

             As of July 24, 1998, American Eco sold the Notes to USIS Acquisition, L.L.C. (the "Holder") for $5.0 million in cash and a secured promissory note for $12.9 million repayable on January 29, 1999. The Holder converted the Notes into 5,295,858 shares of the Company's Common Stock, and secured its promissory note to American Eco with a pledge of the 5,295,858 shares. In November 1998, the Holder advised American Eco that the Holder would not be able to pay its note at maturity, and American Eco took ownership of the pledged shares in discharge of the Holder's note. At December 31, 1998, American Eco owned 7,175,858 shares of the Company's Common Stock representing 81.9% of the outstanding shares, Item 11, Security Ownership of Certain Beneficial Owners and Management. Michael E. McGinnis, who is a director and former officer of USIS, is President and CFO of American Eco.

             As of September 30, 1998, Frank J. Fradella, former President and a director of the Company, owed the Company $424,655. This amount had been part of a loan which was originally transferred from American Eco to the Company when Mr. Fradella assumed his position as President of the Company in May 1997. The amount represented the remaining balance of a forgivable loan made to Mr. Fradella upon his employment with American Eco in September

          1996. The increase during the year ended September 30, 1998 resulted from additional borrowings by Mr. Fradella. The revised total balance of $424,655 is being amortized over the next four years, as Mr. Fradella will serve as a consultant to the Company in pursuing and reviewing acquisition candidates for the Company. The amount due bears no interest and is unsecured.


          ITEM 13. EXHIBIT AND REPORTS ON FORM 8-K
          ----------------------------------------

          (a) Exhibits
              --------

          Regulation S-B
          Exhibit Number      Description of Exhibit
          --------------      ----------------------


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

             2.4 Agreement and Plan of Merger, dated March 2, 1998 between USIS and EIF Holdings [filed as Exhibit
                         10.1 to the Current Report on form 8-K for the Date of Event June 18, 1998 and incorporated herein by reference].

             3.1 Certificate of Incorporation [filed as Exhibit 3.1 to the Current Report on form 8-K for the Date of Event June 19, 1998 and Incorporated herein by reference].

             3.2 By-Laws [filed as Exhibit 3.2 to the Current Report on form 8-K for the Date of Event June 19, 1998 and Incorporated herein by reference].

          *  4.1         1998 Stock Option Plan.

             10.1 Promissory Note Line of Credit Agreement, dated March 1, 1996, with American Eco Corporation ("American Eco") [filed as an Exhibit to the Annual Report of the Company on Form 10-KSB for the year ended September 30, 1996 and incorporated herein by reference].

             10.2 Agreement, dated February 2, 1996, between EIF and American Eco [filed as an Exhibit to the Current Report of the Company on Form 8-K for the Date of Event February 2, 1996 and incorporated herein by reference].

             10.3 Management Agreement effective October 1, 1996 between the Company and American Eco [incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-QSB for the quarter ended December 31, 1996].

             10.4 Settlement Agreement and Mutual Release, dated April 4, 1996, among Kelar, Kelly McMahon, and Larry Thomas (as plaintiffs) and EIF and the other defendants [filed as an Exhibit to the Annual Report of the Company on Form 10-KSB for the year ended September 30, 1996 and incorporated herein by reference].

             10.5 Agreement and General Release, dated as of November 8, 1996, among Richard Austin, EIF, PW Stephens and American Eco [filed as an Exhibit to the Annual Report of the Company on Form 10-KSB for the year ended September 30, 1996 and incorporated herein by reference].

             10.6 Lease Agreement, dated January 9, 1997, between Aetna Life Insurance Company and EIF, for premises in Anaheim, California [filed as an Exhibit to the Annual Report of the Company on Form 10-kSB for the year ended September 30, 1996 and incorporated herein by reference].

             10.7 Promissory Note dated December 13, 1996 between the Company and Truman Harty. [incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-QSB for the quarter ended December 31, 1996].

             10.8 Revolving Line of Credit dated September 1, 1996 between the Company and Turner Holdings, Inc. [incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-QSB for the quarter ended December 31, 1996].

             10.9 Acquisition Agreement by and between the Company and Regal Oak Properties, Inc. dated June 30, 1997 for the sale of Kelar Controls, Inc. [incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-QSB for the quarter ended June 30, 1997].

             10.10 Secured Promissory Note between the Company and Regal Oak Properties, Inc. dated June 30, 1997. [incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-QSB for the quarter ended June 30, 1997].

             10.11 Security Agreement Pledge between the Company and Regal Oak Properties, Inc. dated June 30, 1997. [incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-QSB for the quarter ended June 30, 1997].

             10.12 Renewal, Extension and Enlargement Promissory Note between the Company and Truman Harty dated April 4, 1997. [incorporated by reference to Exhibit
                         10.4 to the Registrant's Form 10-QSB for the quarter ended June 30, 1997].

             10.13 Stock Purchase Agreement, dated September 30, 1997, among EIF and each of the stockholders of JL Manta, Inc. ("Manta") [incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K for the date of event November 19, 1997].

             10.14 $6.5 Million Convertible Promissory Note issued by EIF to Deere Park Capital Management, Inc., as nominee for EIFH Joint Venture, L.L.C. and Certain Reg. D Hedge Funds. [incorporated by reference to
                         Exhibit 10.2 to the Registrant's Form 8-K for the date of event November 19, 1997].

             10.15 $2.5 Million Convertible Promissory Note from EIF to Deere Park Capital Management, Inc. ("Deere Park"). [incorporated by reference to Exhibit
                         10.3 to the Registrant's Form 8-K for the date of event November 19, 1997].

             10.16       Convertible Promissory Note of EIF, issued to Leo
                         J. Manta. [incorporated by reference to Exhibit
                         10.4 to the Registrant's Form 8-K for the date of event November 19, 1997].

             10.17 Pledge Agreement by and among EIF, Deere Park Equities, L.L.C. and Deere Park Capital Management, Inc., as nominee for EIFH Joint Venture, L.L.C. and certain Reg. D Hedge Funds, regarding $6.5 Million Promissory Note from EIF. [incorporated by reference to Exhibit 10.13 to the Registrant's Form 8-K for the date of event November 19, 1997].

             10.18 Security Agreement executed by the Company in favor of Harris [incorporated by reference to
                         Exhibit 10.14 to the Registrant's Form 8-K for the date of event November 19, 1997].

             10.19 Subordination Agreement between Harris and Deere Park Capital Management, Inc. [incorporated by reference to Exhibit 10.15 to the Registrant's Form 8-K for the date of event November 19, 1997].

             10.20 Subordination Agreement between Harris and EIF. [incorporated by reference to Exhibit 10.16 to the Registrant's Form 8-K for the date of event November 19, 1997].

             10.21 Security Agreement between Deere Park and EIF. [incorporated by reference to Exhibit 10.17 to the Registrant's Form 8-K for the date of event November 19, 1997].

             10.22 Registration Rights Agreement between EIF and each of the Sellers. [incorporated by reference to
                         Exhibit 10.18 to the Registrant's Form 8-K for the date of event November 19, 1997].

             10.23 Employment Agreement between EIF and Michael J. Chakos. [incorporated by reference to Exhibit
                         10.19 to the Registrant's Form 8-K for the date of event November 19, 1997].

             10.24       Form of Registration Rights Agreement.
                         [incorporated by reference to Exhibit 10.20 to the Registrant's Form 8-K for the date of event November 19, 1997].

             10.25       Form of Guaranty. [incorporated by reference to
                         Exhibit 10.21 to the Registrant's Form 8-K for the date of event November 19, 1997].

             10.26 Renewal, Extension and Modification Revolving Line of Credit Note effective July 1, 1997 between EIF and American Eco Corporation [incorporation by reference to Exhibit 10.37 to the Registrant's Form 10-KSB for the year ended September 30, 1997 and incorporated herein by reference].

             10.27 Second Amendment Revolving Line of Credit Note effective September 30, 1997 between EIF and American Eco [incorporated by reference to Exhbiti
                         10.38 to the Registrant's Form 10-KSB for the year ended September 30, 1997 and incorporated herein by reference].

             10.28 Asset Purchase Agreement, dated November 30, 1998, among USIS and Kenny Industrial Services, L.L.C. and Manta, Inc.[incorporated by reference to
                         Exhibit 2 to the Registrant's Form 8-k for an event of November 30, 1998].

          *  21          Subsidiaries of the Registrant

          *  27          Financial Data Schedule

          -----------------
          * Filed herewith

          (b) Reports on Form 8-K
              -------------------

               The Company filed a Current Report on Form 8-K for an event of July 27, 1998 to report a change in control and conversion of debt.

                                      SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, US Industrial Services, Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   US Industrial Services, Inc.
                                      (Registrant)



                                      By:/s/ C. Thomas Mulligan
                                         -----------------------
                                         C. Thomas Mulligan,
                                         Chief Financial Officer and
                                         General Counsel (Principal
                                         financial officer)

          Dated:  January 21, 1999



          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          By:/s/ Albert V. Furman            Dated:  January 21, 1999
             -----------------------
              Albert V. Furman,
              Director


          By:/s/ Michael E. McGinnis         Dated:  January 21, 1999
              -----------------------
              Michael E. McGinnis,
              Director


          By:
             -----------------------
              Andreas O. Tobler,
              Director


          By:/s/ C. Thomas Mulligan          Dated: January 21, 1998
              ----------------------
              C. Thomas Mulligan,
              Chief Financial Officer
              and General Counsel
              (Principal financial officer)

                                    EXHIBIT INDEX
                                    -------------


          Exhibit
          Number                 Description

           4.1                   1996 Stock Option Plan

           21                    Subsidiaries of the Registrant

           27                    Financial Data Schedule