Form 10QSB
period 1998-12-31
U S INDUSTRIAL SERVICES INC
filed 1999-04-30
CIK 855424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



                  X QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                       OR

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

                                11011 JONES ROAD
                              HOUSTON, TEXAS 77070
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (281) 774-7010
                           (ISSUER'S TELEPHONE NUMBER)

                8111 PRESTON ROAD, SUITE 715, DALLAS, TEXAS 75225
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR
                          IF CHANGED SINCE LAST REPORT)

Check whether the issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date.

               Class                         Outstanding at March 31, 1999
               -----                         -----------------------------

      Common stock, no par value                        8,763,978

Transitional Small Business Disclosure Format (Check one):     Yes     ; No   X

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          US INDUSTRIAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                   December 31,   September 30,
                                                      1998            1998
                                                   -----------    ------------
                                                   (Unaudited)     (Unaudited)
                  ASSETS
Current assets:
Cash                                                $1,832,210      $2,349,491
Accounts receivable                                  1,833,240      15,829,040
Notes receivable                                     1,246,552              --
Securities available for sale                          298,080         410,400
Receivable officer                                     120,507         120,507
Cost and estimated earnings on contracts
   in progress in excess of billings                    61,109       1,381,950
Prepaid expenses and other current  assets           2,121,216       1,220,118
Deferred income taxes                                3,123,823       3,603,480
                                                   -----------     -----------
      Total current assets                          10,636,737      24,914,986

Property, plant and equipment, net                     434,484       6,591,677

Other noncurrent assets:
Goodwill                                               696,730       2,844,419
Receivable officer                                     340,107         304,148
Notes receivable                                     5,170,281              --
Investments                                            552,000         246,000
Prepaid expenses and other assets                        9,502         611,359
                                                   -----------     -----------
                                                     6,768,820       4,005,926


Total assets                                       $17,839,841     $35,512,589
                                                   ===========     ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable  and accrued expenses              $2,018,642      $9,731,197
Notes payable                                          137,898       8,704,380
Billings in excess of costs and estimated
   earnings on contracts in progress                    37,226         629,736
Reserve for contingencies                                  ---         510,000
Net liabilities for discontinued operations                ---         266,216
                                                   -----------     -----------
      Total current liabilities                      2,193,766      19,841,529

Non-current liabilities:
Long term debt                                             ---       3,598,577
Total liabilities                                    2,193,766      23,440,106

Shareholders' equity
Common stock                                            87,640          87,640
Additional paid-in capital                          22,636,302      22,636,302
Unrealized loss on securities available
   for sale                                         (1,000,172)       (887,852)
Accumulated deficit                                 (6,077,695)     (9,763,607)
                                                   -----------     -----------
Total stockholders' equity                          15,646,075      12,072,483
                                                   -----------     -----------
Total liabilities and stockholders' equity         $17,839,841     $35,512,589
                                                   ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          US INDUSTRIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                       Three Months ended
                                                          December 31,
                                                   --------------------------

                                                      1998           1997
                                                      ----           ----

Revenue                                            $15,072,655    $10,453,400
Cost of revenue                                     12,423,070      7,808,302
                                                   -----------    -----------

Gross profit                                         2,649,585      2,645,098
Selling, general and administrative expenses         2,239,989      1,885,667
                                                   -----------    -----------

                                                       409,596        759,431
Other:
Gain on sale of assets                               4,573,970            ---
Other income                                               ---        (53,668)
Interest expense                                         9,017        536,096
                                                   -----------     ----------

Income before income taxes                           4,974,549        277,003

Income taxes                                         1,288,637         20,000
                                                   -----------     ----------


Net income                                          $3,685,912       $257,003
                                                   ===========     ==========

Net income per share                                     $0.42          $0.10
                                                   ===========     ==========

Weighted average number of common shares
   outstanding                                       8,763,978      2,461,820*
                                                    ==========     ==========


* Restated to reflect a 1-for-10 reverse split of the total number of common shares outstanding that occurred on June 22, 1998.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          US INDUSTRIAL SERVICES, INC.
             CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
                     FOR THE THREE MONTHS ENDED DECEMBER 31
                                   (UNAUDITED)



                                                        1998              1997
                                                        ----              ----
Net cash provided by (used in) operating
   activities net of effects of
   business acquired                               $   307,408      $    71,002

Cash flow from investing activities:
Purchase of Machinery and equipment                        ---         (359,669)
Proceeds from sale of equipment                            ---          233,129
Acquisition of business net of cash acquired               ---          192,253
                                                   -----------      -----------
Increase in investment                                (306,000)             ---

Net cash (used in) provided by investing
   activities                                         (306,000)          65,713

Cash flow from financing activities:
Proceeds from sale of marketable securities                ---        2,100,000
Net (payments) advances on notes payable and
   long term debt                                   (7,490,070)         421,400
Net (advances) payments on notes receivable
                                                      (335,718)         299,521
Net proceeds from the sale of assets                 7,307,099              ---
                                                   -----------      -----------
Net cash provided by financing activities             (518,689)       2,820,921
                                                   -----------      -----------


Net increase (decrease) in cash                       (517,218)       2,957,636
Cash, beginning of period                            2,349,491          304,678
                                                   -----------      -----------

Cash, end of period                                $ 1,832,210      $ 3,262,314
                                                   ===========      ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          US INDUSTRIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by US Industrial Services, Inc., (the "Company"), in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes as contained in Form 10-KSB for the year ended September 30, 1998. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of results of operations to be expected for the full year.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary P.W. Stephens Contractors, Inc. and P.W. Stephens Services, Inc. (collectively referred to as "St. Louis"), and, for the time period owned, J.L. Manta, Inc. and P.W. Stephens Residential, Inc. In addition, The P.W. Stephens Contractors, Inc. and QHI Stephens Contractors, Inc. subsidiaries were discontinued in May 1997 and have been accounted for as discontinued operations for all current periods reported under this Form 10-QSB. Kelar Controls, Inc. was divested on June 30, 1997, and is also accounted for as discontinued operations for all periods reported under this current Form 10-QSB.

Net Income Per Share Information: The net income per share amounts have been computed by dividing net income by the weighted-average number of common shares outstanding during the respective periods. The weighted-average for the quarter ended December 31,1997 has been restated to give effect to a 1-for10 reverse split that occurred on June 22,1998.

In February 1997, The Financial Accounting Standards Board Issued Statement No. 128, Earnings Per Share, which was required to be adopted on December 31, 1997. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is consistent with the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

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


SECURITIES AVAILABLE FOR SALE

         Securities available for sale consist of 180,000 common shares of American Eco Corporation. The Company intends to sell these securities to settle certain existing obligations.


TRANSACTIONS WITH AFFILIATES

         As of July 24, 1998, American Eco sold certain promissory notes owed by the Company (the "Notes") to USIS Acquisition, L.L.C. (the "Holder") for $5.0 million in cash and a secured promissory note for $12.9 million repayable on January 29, 1999. The Holder converted the Notes into 5,295,858 shares of the Company's Common Stock, and secured its promissory note to American Eco with a pledge of the 5,295,858 shares. In November 1998, the Holder advised American Eco that the Holder would not be able to pay its note at maturity, and American Eco took ownership of the pledged shares in discharge of the Holder's note. At December 31, 1998, American Eco owned 7,175,858 shares of the Company's Common Stock representing 81.9% of the outstanding shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         In November 1998 the Company adopted a strategic plan to dispose of all industrial service and environmental companies with the goal of revitalizing the Company with a strong balance sheet. The Company has engaged a consulting firm to assist in the preparation of a strategic business plan and to help refocus the company in other businesses, one of which may be the real estate construction and management business.

         The implementation of this strategy began when the Company sold the assets and transferred the liabilities of Manta on November 30, 1998. The second step was completed on December 31, 1998 when the Company sold the assets and transferred the liabilities of P.W. Stephens Residential, Inc. Management is engaged in preliminary negotiations with several acquisition prospects, however no agreements have been finalized.

         In November 1998, USIS sold the assets of J.L. Manta, Inc.("Manta"), and transferred related liabilities, including the credit facility, to Kenny Industrial Services, L.L.C., for $23,000,000 consisting of a combination of $3,000,000 of cash, a short term note of $15,000,000 which was paid December 15, 1998 and $5,000,000 in separate notes at an interest rate of 5.0%. Cost of the transaction was$6,531,950.

         On December 31, 1998, USIS sold the assets of P.W. Stephens Residential, Inc. and transferred its related liabilities to American Temporary Sanitation, Inc. for $2,400,000, consisting of $1,004,000 in cash and a five year promissory note for $1,396,000 payable quarterly through 2004, together with interest at the Prime Rate plus 2.5% per annum.



RESULTS OF OPERATIONS:

General

         The Company currently operates primarily in the environmental remediation services industry through St. Louis. The other services formerly provided by the Company have been classified as discontinued operations in the accompanying financial statements. The following discussion and analysis relate to the Company's continuing operations. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of results of operations to be expected for the full year.

Revenue

         Revenue during the three months ended December 31, 1998, was $15,072,655 compared to $10,453,400 for the same period in 1997. Manta, which was sold in November 1998, contributed $11,219,800 of revenue for the first quarter of 1998. PW Stephens Residential, which was sold in December 1998, contributed $1,690,150 of revenue for the first quarter of 1998.

Gross Profit

         Gross Profit during the three months ended December 31, 1998, was $2,649,585 compared to $2,645,098 for the same period in 1997. Manta and Residential contributed $1,400,195 and $862,451, respectively, of this amount for the first quarter of 1998.

Selling, General and Administrative Expenses (SG&A)

         SG&A during the three months ended December 31, 1998, was $2,664,989 compared to $1,885,667 for the same period in 1997. Manta and Residential contributed $1,215,226 and $587,596, respectively, of this amount for the first quarter of 1998.

Other Expenses

         Interest expense during the three months ended December 31, 1998, was $ 9,000 compared to $536,000 for the same period in 1997. The significant reduction of interest expense was attributed to the conversion of approximately $18,000,000 of notes originally owed to American Eco Corporation into equity in July 1998, and the retirement of various notes owed to financial institutions for the initial purchase of Manta that occurred in November 1997.

Net Income

         Net income for the three months ended December 31, 1998 was $3,685,912 compared to $257,000 for the same period in the 1997. The significant increase in net income was the result of the gain on the sale of the assets of Manta and Residential that occurred in November 1998 and December 1998, respectively.

Liquidity and Capital Resources:

         The Company believes that the proceeds from the sale of assets, the cash flows from the existing operations of St. Louis coupled with the financing arrangements the Company currently has in place will be sufficient throughout the next twelve months to finance its working capital needs, planned capital expenditures, debt service and the outstanding obligations from the Company's discontinued operations. Implementation of the Company's strategic plan of expanding into another line of business may require additional capital.



RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENT INCLUDED IN THIS FORM 10-QSB

     This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the Company's business activities and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, regulatory framework, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.



YEAR 2000 MATTERS

     In 1998, the Company began converting its computer systems to be year 2000 compliant. The Company has evaluated its internal systems, both hardware and software, facilities, and interactions with business partners in relation to year 2000 issues. As of December 31, 1998, the Company believes that it had completed its efforts to bring the systems in compliance. The total cost incurred during the year ended December 31, 1998 to modify these existing systems, which include both internal and external costs of programming, coding and testing, was not material. The Company continually evaluates computer hardware and software upgrades and, therefore, many of the costs to replace existing items with year 2000 compliant upgrades are not likely to be incremental costs to the Company. During 1999, the Company will continue to contact its business partners to determine the status of their compliance and to assess the impact of noncompliance on the Company. The Company believes that it is taking the necessary measures to mitigate issues that may arise relating to the year 2000. To the extent that any additional issues arise, the Company will evaluate the impact on its business, results of operations and financial condition and, if material, make the necessary disclosures and take appropriate remedial action.



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


ITEM 5.  OTHER INFORMATION

         The following matters have not been previously reported by the Company in a Report on Form 8-k:

(a)      Sale of PW Stephens Residential, Inc.
         -------------------------------------

         On December 31, 1998, USIS sold the assets of P.W. Stephens Residential, Inc. and transferred its related liabilities to American Temporary Sanitation, Inc. for $2,400,000, consisting of $1,004,000 in cash and a five-year promissory note for $1,396,000 payable quarterly through 2004, together with interest at the Prime Rate plus 2.5% per annum.

(b)       Appointment of New Chairman and Chief Executive Officer
          -------------------------------------------------------

         On January 28, 1999, the Board of Directors appointed David L. Norris as interim Chief Executive Officer and Chairman of the Board. In addition, the Board accepted the resignation of Albert V. Furman as Chief Executive Officer and Chairman of the Board.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

    2.5 Asset Purchase Agreement between American Temporary Sanitation Inc. and PW Stephens Residential, Inc.

    27.0   Financial Data Schedule

(b) REPORTS ON FORM 8-K

    The following reports Form 8-K were filed during the quarter ended December 31, 1998:


        (i) A report dated December 15, 1998 for an event of November 30, 1998 on Item 2 concerning the sale of all of the assets of J.L. Manta, Inc. to Kenny Industrial Services, L.L.C.

       (ii) A report dated December 16, 1998 concerning the proforma financial information for J.L. Manta.

      (iii) A report dated December 30, 1998 for an event of November 30, 1998 reporting on Item 1 changes in control from USIS Acquisition L.L.C. to American Eco Corporation.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                    US INDUSTRIAL SERVICES, Inc.



April 26, 1999                      By: /s/ DAVID L. NORRIS
                                        -------------------
                                          David L. Norris
                                          Chairman and Chief Executive Officer

April 26, 1999                      By: /s/ C. THOMAS MULLIGAN
                                        ----------------------
                                          C. Thomas Mulligan
                                          Chief Financial Officer

                              EXHIBIT INDEX


     Exhibit          Description
     -------          -----------

       2.5 Asset Purchase Agreement between American Temporary Sanitation Inc. and PW Stephens Residential, Inc.

      27.0        Financial Data Schedule