Form 10QSB
period 1999-03-31
U S INDUSTRIAL SERVICES INC
filed 1999-05-25
CIK 855424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



                  X QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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
     Yes  X   No
         ---     ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date.

               Class                         Outstanding at May 17, 1999
               -----                         ---------------------------

      Common stock, no par value                       8,763,978

Transitional Small Business Disclosure Format (Check one):  Yes     No  X
                                                                ---    ---

                          PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                          US INDUSTRIAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                          March  31,       September 30,
                                                             1999               1998
                                                             ----               ----
                                                         (Unaudited)
                  ASSETS
Current assets:
Cash                                                     $    850,006    $  2,349,491
Accounts receivable                                         2,673,253      15,829,040
Notes receivable                                            1,712,915              --
Securities available for sale                                 298,080         410,400
Receivable officer                                            120,507         120,507
Cost and estimated earnings on contracts in progress
in excess of billings                                         182,964       1,381,950
Prepaid expenses and other current  assets                  2,161,026       1,220,118
Deferred income taxes                                       3,123,823       3,603,480
      Total current assets                               ------------    ------------
                                                           11,122,574      24,914,986

Property, plant and equipment, net                          1,456,904       6,591,677

Other noncurrent assets:
Goodwill                                                      684,957       2,844,419
Receivable officer                                            340,107         304,148
Notes receivable                                            5,110,191              --
Investments                                                   552,000         246,000
Prepaid expenses and other assets                               8,611         611,359
                                                         ------------    ------------
                                                            6,695,866       4,005,926

Total assets                                             $ 19,275,344    $ 35,512,589
                                                         ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
Accounts payable  and accrued expenses                   $  2,380,878    $  9,731,197
Notes payable                                               1,119,599       8,704,380
Billings in excess of costs and estimated earnings
on contracts in progress                                       89,451         629,736
Reserve for contingencies                                          --         510,000
Net liabilities for discontinued operations                        --         266,216
    Total current liabilities                            ------------    ------------
                                                            3,589,928      19,841,529

   Non-current liabilities:
Long term debt                                                     --       3,598,577
Total liabilities                                           3,589,928      23,440,106

  Shareholders' equity
Common stock                                                   87,640          87,640
Additional paid-in capital                                 22,636,302      22,636,302
Unrealized loss on securities available for sale          (1,000,172)       (887,852)
Accumulated deficit                                       (6,038,354)     (9,763,607)
Total stockholders' equity                               ------------    ------------
Total liabilities and stockholders' equity                 15,685,416      12,072,483
                                                         ------------    ------------
                                                         $ 19,275,344    $ 35,512,589
                                                         ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          US INDUSTRIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            Three Months ended                 Six Months ended
                                                                  March 31,                         March 31,
                                                            ------------------                 ----------------

                                                            1999            1998               1999           1998
                                                            ----            ----               ----           ----


Revenue                                                  $ 2,501,656    $ 10,563,169       $ 17,574,311    $ 21,016,569
Cost of revenue                                            2,054,801       8,199,506         14,477,871      16,007,808
                                                         -----------    ------------       ------------    ------------

Gross profit                                                 446,855       2,363,663          3,096,440       5,008,761
Selling, general and administrative expenses                 513,787       2,126,307          2,753,776       4,006,435
                                                         -----------    ------------       ------------    ------------

                                                            (66,932)         237,356            342,664       1,002,326

Other:
Gain on sale of assets                                           ---             ---          4,573,970             ---
Other income                                                 106,273         371,005            106,273         424,673
Interest expense                                                 ---       (602,608)            (9,017)     (1,144,243)
                                                         -----------    ------------       ------------    ------------

Income before income taxes                                    39,341           5,753          5,013,890         282,756

Income taxes                                                     ---             ---          1,288,637          20,000
                                                         -----------    ------------       ------------    ------------


Net income                                               $    39,341    $      5,753       $  3,725,253    $    262,756
                                                         ===========    ============       ============    ============

Net income per share                                           $0.01           $0.01*              $0.43          $0.11*
                                                         ===========    ============       ============    ============

Weighted average number of common shares outstanding       8,763,978       2,461,820*          8,763,978      2,461,820*
                                                         ===========    ============       ============    ============


() Restated to reflect a 1-for-10 reverse split of the total number of common shares outstanding that occurred on June 22, 1998.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          US INDUSTRIAL SERVICES, INC.
             CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
                        FOR THE SIX MONTHS ENDED MARCH 31
                                   (UNAUDITED)



                                                                               1999                      1998
                                                                               ----                      ----

  Net cash (used in) provided by operating activities, net
of effects of  business acquired                                         $  (185,556)             $    129,346

  Cash flow from investing activities:
Purchase of machinery and equipment                                       (1,064,668)                 (915,868)
Proceeds from sale of equipment                                                   ---                  233,129
Acquisition of business net of cash acquired                                      ---                  192,253
Increase in investment                                                      (306,000)                      ---
                                                                         -----------              ------------

Net cash (used in) provided by investing activities                       (1,370,668)                 (490,486)

  Cash flow from financing activities:
Proceeds from sale of marketable securities                                       ---                4,200,000
Net (payments) advances on notes payable and long term debt
Net (advances) payments on notes receivable                               (6,508,369)                 (302,272)
                                                                            (741,991)                      ---
Net proceeds from the sale of assets                                       7,307,099                       ---
                                                                         -----------              ------------
Net cash provided by financing activities                                     56,739                 3,856,432
                                                                         -----------              ------------


Net (decrease) increase in cash                                           (1,499,485)                3,495,292
Cash, beginning of period                                                  2,349,491                   304,678
                                                                         -----------              ------------

Cash, end of period                                                      $   850,006              $ 3,799.970
                                                                         ===========              ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          US INDUSTRIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by US Industrial Services, Inc., (the "Company"), in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes as contained in Form 10-KSB for the year ended September 30, 1998. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended March 31, 1999 are not necessarily indicative of results of operations to be expected for the full year.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary P.W. Stephens Contractors, Inc. and P.W. Stephens Services, Inc. (collectively referred to as "St. Louis"). In the first quarter of 1999 the Company sold the assets of J.L. Manta, Inc. and P.W. Stephens Residential, Inc. In addition, The P.W. Stephens Contractors, Inc. and QHI Stephens Contractors, Inc. subsidiaries were discontinued in May 1997 and have been accounted for as discontinued operations for all current periods reported under this Form 10-QSB. Kelar Controls, Inc. was divested on June 30, 1997, and is also accounted for as discontinued operations for all periods reported under this current Form 10-QSB.

Net Income Per Share Information: The net income per share amounts have been computed by dividing net income by the weighted-average number of common shares outstanding during the respective periods. The weighted-averages for the quarter and six months ended March 31,1998 have been restated to give effect to a 1-for10 reverse split that occurred on June 22,1998.

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


 TRANSACTIONS WITH AFFILIATES

         As of July 24, 1998, American Eco sold certain promissory notes owed by the Company (the "Notes") to USIS Acquisition, L.L.C. (the "Holder") for $5.0 million in cash and a secured promissory note for $12.9 million repayable on January 29, 1999. The Holder converted the Notes into 5,295,858 shares of the Company's Common Stock, and secured its promissory note to American Eco with a pledge of the 5,295,858 shares. In November 1998, the Holder advised American Eco that the Holder would not be able to pay its note at maturity, and American Eco took ownership of the pledged shares in discharge of the Holder's note. At March 31, 1999, American Eco owned 7,175,858 shares of the Company's Common Stock, representing 81.9% of the outstanding shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         In November 1998 the Company adopted a strategic plan to dispose of all industrial service and environmental companies with the goal of revitalizing the Company. The Company has entered into an exclusive agreement with a group of insurance executives to explore strategic opportunities in the insurance industry. Management is engaged in preliminary negotiations with several acquisition prospects, however no agreements have been finalized.

          The implementation of this strategy began on November 30, 1998 when the Company sold the assets and transferred the liabilities of J.L. Manta, Inc. ("Manta") to Kenny Industrial Services, L.L.C., for $23,000,000 consisting of a combination of $3,000,000 of cash, a short term note of $15,000,000 which was paid December 15, 1998 and $5,000,000 in separate notes at an interest rate of 5.0%. The cost of the transaction was $6,531,950.

          The second step was completed on December 31, 1998 when the Company sold the assets and transferred the liabilities of P.W. Stephens Residential, Inc. ("P.W. Residential") to American Temporary Sanitation, Inc. for $2,400,000, consisting of $1,004,000 in cash and a five year promissory note for $1,396,000 payable quarterly through 2004, together with interest at the Prime Rate plus 2.5% per annum. Furthermore, the company has received letters of interest from various organizations interested in acquiring P.W. Stephens, Inc. ("P.W. St. Louis"), however no agreements have been finalized.


RESULTS OF OPERATIONS:

General

         The Company currently operates primarily in the environmental remediation services industry through its P.W. St. Louis subsidiary. The other services formerly provided by the Company have been classified as discontinued operations in the accompanying financial statements. The following discussion and analysis relate to the Company's continuing operations. Historically, second quarter results are lower than other quarters due to the effects of inclement weather on the environmental remediation services industry. The results of operations for the six months ended March 31, 1999 are not necessarily indicative of results of operations to be expected for the full year.

Revenue

          Revenue during the three and six months ended March 31, 1999 decreased to $2.5 million and $17.6 million, respectively, from $10.6 million and $21.0 million for the same periods in 1998. This decrease was caused by the sale of the assets of P.W. Residential and Manta late in calendar 1998. The second quarter revenues for 1999, derived solely from P.W. St. Louis, represent a significant increase over its second quarter 1998 revenues of $1.0 million, resulting from successful efforts to expand its customer base.

Selling, General and Administrative Expenses (SG&A)

         SG&A during the three and six months ended March 31, 1999 decreased to $514,000 and $2.7 million, respectively, from $2.1 million and $4.0 million for the same periods in 1998. This decrease resulted from the elimination of expenses attributed to the former operations of P.W. Residential and Manta, and the consolidation of job duties at the Company.

Other Income

          Other income during the three and six months ended March 31, 1999 of approximately $106,000 represents interest earned on notes receivable advanced by the Company.

Net Income

         Net income during the three and six months ended March 31, 1999, increased to $39,000 and $3.7 million, respectively, from $5,753 and $262,000 for the same periods in 1998. This increase was attributed to the gain realized from the sale of the assets of P.W. Residential and Manta late in calendar 1998.

Liquidity and Capital Resources:

         The Company believes that the proceeds from the sale of assets, the cash flows from the existing operations of P. W. St. Louis coupled with the financing arrangements the Company currently has in place will be sufficient throughout the next twelve months to finance its working capital needs, planned capital expenditures, debt service and the outstanding obligations from the

Company's discontinued operations. Implementation of the Company's strategic plan of expanding into another line of business may require additional capital.


RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENT INCLUDED IN THIS FORM 10-QSB

          This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the Company's business activities and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, regulatory framework, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in thi
Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.


YEAR 2000 MATTERS

          In 1998, the Company began converting its computer systems to be year 2000 compliant. The Company has evaluated its internal systems, both hardware and software, facilities, and interactions with business partners in relation to year 2000 issues. As of March 31, 1998, the Company believes that it had completed its efforts to bring the systems in compliance. The total cost to modify these existing systems, which include both internal and external costs of programming, coding and testing, was not material. The Company continually evaluates computer hardware and software upgrades and, therefore, many of the costs to replace existing items with year 2000 compliant upgrades are not likely to be incremental costs to the Company. During 1999, the Company will continue to contact its business partners to determine the status of their compliance and to assess the impact of noncompliance on the Company. The Company believes that it is taking the necessary measures to mitigate issues that may arise relating to the year 2000. To the extent that any additional issues arise, the Company will evaluate the impact on its business, results of operations and financial condition and, if material, make the necessary disclosures and take appropriate remedial action.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

    27.0  Financial Data Schedule

(b)       REPORTS ON FORM 8-K


    None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                    US INDUSTRIAL SERVICES, Inc.



May 24, 1999                        By: /s/ DAVID L. NORRIS
                                        -------------------
                                        David L. Norris
                                        Chairman and Chief Executive Officer

May 24, 1999                        By: /s/ C. THOMAS MULLIGAN
                                        ----------------------
                                        C. Thomas Mulligan
                                        Chief Financial Officer

                              EXHIBIT INDEX
                              -------------

    Exhibit    Description
    -------    -----------

    27.0       Financial Data Schedule