Form 10-Q
period 1999-06-30
U S INDUSTRIAL SERVICES INC
filed 1999-09-29
CIK 855424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999 or

[   ]     Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934
          For the transition period from           to

          Commission File Number 0-22388


                         U.S. Industrial Services, Inc.
                         ------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                               99-0273889
                --------                               ----------
     (State or Other Jurisdiction of                  (IRS Employer
      Incorporation or Organization)               Identification No.)

    11011 Jones Road, Houston, Texas                      77070
    --------------------------------                      -----
(Address of Principal Executive Offices)               (Zip Code)

                                 (281) 774-7010
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

                                     N/A
                 ---------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ] No [   ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at August 31, 1999
                  -----                      ------------------------------

      Common stock, $.01 par value                      8,763,978

                         PART I -- FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.


                          US INDUSTRIAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                      June  30,          September 30,
                                                                        1999                 1998
                                                                        ----                 ----
                                                                    (Unaudited)
                          ASSETS
Current assets:
   Cash                                                                 $   835,511     $ 2,349,491
   Accounts receivable                                                    2,401,999      15,829,040
   Notes receivable                                                       1,928,869              --
   Securities available for sale                                            298,080         410,400
   Receivable officer                                                       120,507         120,507
   Cost and estimated earnings on contracts in progress in
      excess of billings                                                    268,693       1,381,950
   Prepaid expenses and other current  assets                             2,231,435       1,220,118
   Deferred income taxes                                                  3,123,823       3,603,480
                                                                        -----------     -----------
      Total current assets                                               11,208,917      24,914,986

Property, plant and equipment, net                                        1,525,403       6,591,677

Other noncurrent assets:
   Goodwill                                                                 673,184       2,844,419
   Receivable officer                                                       340,107         304,148
   Notes receivable                                                       5,287,369              --
   Investments                                                              852,000         246,000
   Prepaid expenses and other assets                                          8,582         611,359
                                                                        -----------     -----------
                                                                          7,161,242       4,005,926

Total assets                                                            $19,895,562     $35,512,589
                                                                        ===========     ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                $ 1,404,526     $ 9,731,197
   Notes payable                                                          2,060,306       8,704,380
   Billings in excess of costs and estimated earnings on
      contracts in progress                                                 160,625         629,736
   Reserve for contingencies                                                    ---         510,000
   Net liabilities for discontinued operations                                  ---         266,216
      Total current liabilities
                                                                        -----------     -----------
                                                                          3,625,457      19,841,529

Long-term debt                                                              602,000       3,598,577
                                                                        -----------     -----------
Total liabilities
                                                                          4,227,457      23,440,106

Shareholders' equity:
   Common stock                                                              87,640          87,640
   Additional paid-in capital                                            22,636,302      22,636,302
   Unrealized loss on securities available for sale                     (1,000,172)       (887,852)
   Accumulated deficit                                                  (6,055,665)     (9,763,607)
                                                                        -----------     -----------
Total stockholders' equity
Total liabilities and stockholders' equity                               15,668,105      12,072,483
                                                                        -----------     -----------
                                                                        $19,895,562     $35,512,589
                                                                        ===========     ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                          US INDUSTRIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Three Months Ended               Nine Months Ended
                                                               June 30,                        June 30,
                                                               --------                        --------
                                                         1999           1998             1999            1998
                                                         ----           ----             ----            ----

Revenue                                               $2,520,609    $15,642,309      $20,094,920     $36,658,878
Cost of revenue                                        2,026,955     12,853,531       16,504,826      28,861,339
                                                      ----------    -----------      -----------     -----------

Gross profit                                             493,654      2,788,778        3,590,094       7,797,539
Selling, general and administrative expenses             658,732      1,833,280        3,412,508       5,839,715
                                                      ----------    -----------      -----------     -----------

                                                       (165,078)        955,498          177,586       1,957,824

Other:
   Gain on sale of assets                                    ---            ---        4,573,970             ---
   Other income                                          147,767        684,619          245,023       1,109,292
   Interest expense                                          ---      (609,926)              ---     (1,754,169)
                                                      ----------    -----------      -----------     -----------

Income before income taxes                              (17,311)      1,030,191        4,996,579       1,312,947

Income taxes                                                 ---         29,000        1,288,637          49,000
                                                      ----------    -----------      -----------     -----------

Net (loss) income                                     $ (17,311)    $ 1,001,191      $ 3,707,942     $ 1,263,947
                                                      ==========    ===========      ===========     ===========

Net (loss) income per share                              $(0.01)          $0.41            $0.42           $0.51
                                                      ==========    ===========      ===========     ===========

Weighted average number of common shares outstanding   8,763,978      2,461,820        8,763,978       2,461,820
                                                      ==========    ===========      ===========     ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                          US INDUSTRIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Nine Months Ended
                                                                   June 30,
                                                              1999            1998
                                                              ----            ----

Net cash used in operating activities, net               $  (165,051)     $(3,006,076)
   of effects of  business acquired

Cash flow from investing activities:
   Proceeds from sale of marketable securities                    ---       4,200,000
   Purchase of machinery and equipment                    (1,064,668)      (1,010,463)
   Proceeds from sale of equipment                                ---         237,129
   Acquisition of business, net of cash acquired                  ---         192,253
   Increase in investment                                   (606,000)             ---
   Net advances in notes receivable                       (1,101,991)             ---
   Net proceeds from the sale of assets                    7,307,099              ---
                                                         -----------      -----------

Net cash provided by investing activities                  4,534,440        3,618,919
                                                         -----------     ------------

Cash flow from financing activities:
   Net (payments) advances on notes payable and long-
      term debt                                           (5,883,369)         589,958
                                                         -----------     ------------
Net cash (used in) provided by financing activities       (5,883,369)         589,958
                                                         -----------     ------------

Net (decrease) increase in cash                           (1,513,980)       1,202,801
Cash, beginning of period                                  2,349,491          304,678
                                                         -----------     ------------

Cash, end of period                                     $    835,511     $  1,507,479
                                                         ===========     ============

The accompanying notes are an integral part of these consolidated financial statements.

                          US INDUSTRIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by US Industrial Services, Inc., (the "Company"), in accordance with generally accepted accounting principles pursuant to Regulation S-K of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes as contained in Form 10-KSB for the year ended September 30, 1998. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended June 30, 1999 are not necessarily indicative of results of operations to be expected for the full year.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, P.W. Stephens Contractors, Inc. and P.W. Stephens Services, Inc. (collectively referred to as "St. Louis"). In the first quarter of 1999 the Company sold the assets of J.L. Manta, Inc. and P.W. Stephens Residential, Inc. In addition, The P.W. Stephens Contractors, Inc. and QHI Stephens Contractors, Inc. subsidiaries were discontinued in May 1997 and have been accounted for as discontinued operations for all current periods reported under this Form 10-Q. Kelar Controls, Inc. was divested on June 30, 1997, and is also accounted for as discontinued operations for all periods reported under this current Form 10-Q.

Net Income Per Share Information: The net income per share amounts have been computed by dividing net income by the weighted-average number of common shares outstanding during the respective periods. The weighted-averages for the quarter and nine months ended June 30,1998 have been restated to give effect to a 1-for-10 reverse split that occurred on June 22,1998.

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

TRANSACTIONS WITH AFFILIATES

     As of July 24, 1998, American Eco sold certain promissory notes owed by the Company (the "Notes") to USIS Acquisition, L.L.C. (the "Holder") for $5.0 million in cash and a secured promissory note for $12.9 million repayable on January 29, 1999. The Holder converted the Notes into 5,295,858 shares of the Company's Common Stock, and secured its promissory note to American Eco with a pledge of the 5,295,858 shares. In November 1998, the Holder advised American Eco that the Holder would not be able to pay its note at maturity, and American Eco took ownership of the pledged shares in discharge of the Holder's note. At June 30, 1999, American Eco owned 7,175,858 shares of the Company's Common Stock, representing 81.9% of the outstanding shares.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     In June 1999, the Company entered into a letter of intent with Spruce MacIntyre, Inc. to sell its wholly-owned environmental services subsidiary, P.W. Stephens, Inc. ("P.W. St. Louis"). The closing of this proposed transaction is contingent on entry into a definitive agreement and may be subject to the approval of the Company's shareholders.

     The Company had entered into an arrangement with a group of insurance executives to explore strategic opportunities in the insurance industry. In June 1999, the Company entered into a letter of intent to acquire Unistar Insurance Company, a Texas-based property and casualty insurer, subject to shareholder and regulatory approval. Based upon regulatory and strategic considerations, the Company and the selling party mutually agreed not to proceed with the transaction. Management is continuing to explore several other acquisition prospects.

RESULTS OF OPERATIONS

GENERAL

     The Company currently operates primarily in the environmental remediation services industry through its P.W. St. Louis subsidiary. As mentioned above, the other services formerly provided by the Company have been classified as discontinued operations in the accompanying financial statements. The following discussion and analysis relate to the Company's continuing operations. The results of operations for the three or nine months ended June 30, 1999 are not necessarily indicative of results of operations to be expected for the full year.

REVENUE

     Revenue during the three and nine months ended June 30, 1999 decreased to $2.5 million and $20.1 million, respectively, from $15.6 million and $36.7 million for the same periods in 1998. This decrease was caused by the sale of the assets of P.W. Residential and Manta in the first quarter of fiscal 1999.

The second and third quarter revenues for fiscal 1999 were derived solely from P.W. St. Louis.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

     SG&A during the three and nine months ended June 30, 1999 decreased to $659,000 and $3.4 million, respectively, from $1.8 million and $5.8 million for the same periods in 1998. This decrease resulted from the elimination of expenses attributed to the former operations of P.W. Residential and Manta, and the consolidation of job duties at the Company.

OTHER INCOME

     Other income during the three and nine months ended June 30, 1999 of approximately $148,000 and $245,000, respectively, represents interest earned on notes receivable advanced by the Company.

NET INCOME

     Net income during the nine months ended June 30, 1999, increased to $3.7 million, from $1.3 million for the same period in fiscal 1998. This increase was attributed to the gain realized from the sale of the assets of P.W. Residential and Manta late in the first quarter of fiscal 1999. The net loss of approximately $17,000 for the three months ended
June 30, 1999 represents the break-even nature of the Company's operations at its current size.

LIQUIDITY AND CAPITAL RESOURCES

     The Company believes that the proceeds from the sale of assets and the cash flows from the existing operations of P. W. St. Louis should be sufficient throughout the next twelve months to finance its working capital needs, planned capital expenditures, debt service and any outstanding obligations from the Company's discontinued operations. Implementation of the Company's strategic plan of expanding into another line of business may require additional capital.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENT INCLUDED IN THIS FORM 10-Q

     This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the Company's business activities and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, regulatory framework, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

YEAR 2000 MATTERS

     In 1998, the Company began converting its computer systems to be year 2000 compliant. The Company has evaluated its internal systems, both hardware and software, facilities, and interactions with business partners in relation to year 2000 issues. As of June 30, 1998, the Company believes that it had completed its efforts to bring the systems in compliance. The total cost to modify these existing systems, which include both internal and external costs of programming, coding and testing, was not material. The Company continually evaluates computer hardware and software upgrades and, therefore, many of the costs to replace existing items with year 2000 compliant upgrades are not likely to be incremental costs to the Company. During 1999, the Company will continue to contact its business partners to determine the status of their compliance and to assess the impact of noncompliance on the Company. The Company believes that it is taking the necessary measures to mitigate issues that may arise relating to the year 2000. To the extent that any additional issues arise, the Company will evaluate the impact on its business, results of operations and financial condition and, if material, make the necessary disclosures and take appropriate remedial action.

                          PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits.

          27.0            Financial Data Schedule

(b)       Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            U.S. INDUSTRIAL SERVICES, INC.



September 21, 1999                          By: /s/ DAVID L. NORRIS
                                                --------------------
                                            Chief Executive Officer



September 21, 1999                          By: /s/ C. THOMAS MULLIGAN
                                                -----------------------
                                            Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------


            Exhibit           Description
            -------           -----------
            27.0              Financial Data Schedule