Form 10KSB
period 1999-09-30
U S INDUSTRIAL SERVICES INC
filed 2000-04-27
CIK 855424

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549
                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended       September 30, 1999
                          ------------------------------

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number             0-22388
                       ---------------------------------


                          US INDUSTRIAL SERVICES, INC.
        (Exact name of small business issuer as specified in its charter)


               Delaware                                       99-0273889
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)


11011 Jones Road, Houston, Texas                               77070
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (281) 774-7000
                           (Issuer's telephone number)


              (Former name, former address and former fiscal year,
                         if changed since last report)

      Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $ .01 PAR VALUE
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
YES [ ]  NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

Issuer's revenues for its most recent fiscal year: $10,050,000

As of March 31, 2000, the aggregate market value of the voting stock held by non-affiliates was $1,985,150 (1,588,120 shares held by persons other than affiliates) at an average of the high and low bid and high and low asked prices of $1.25 as reported by NASDAQ.

At March 31, 2000, 8,763,978 shares of Common Stock were outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one):      YES [ ] NO [X]

                          US INDUSTRIAL SERVICES, INC.

                                Table of Contents

                                                                                                                    Page
         PART I
                   Item 1.  Description of Business....................................................................3
                   Item 2.  Description of Property....................................................................9
                   Item 3.  Legal Proceedings.........................................................................10
                   Item 4.  Submission of Matters to a Vote of Security Holders.......................................10
         PART II
                   Item 5.  Market For Common Equity And Related Stockholder Matters..................................11
                   Item 6.  Management's Discussion and Analysis of Plan..............................................11
                   Item 7.  Financial Statements......................................................................14
                   Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure......30
         PART III
                   Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with
                            Section 16(A) of The Exchange Act.........................................................31
                   Item 10. Executive Compensation....................................................................32
                   Item 11. Security Ownership of Certain Beneficial Owners and Management............................32
                   Item 12. Certain Relationships and Related Transactions............................................33
                   Item 13. Exhibit and Reports on Form 8-K...........................................................33

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Organization and Recent Developments

         US Industrial Services, Inc. a Delaware corporation (the "Company" or "USIS"), is the successor to EIF Holdings, Inc., a Hawaii corporation ("EIFH"). In May 1998, the EIFH shareholders approved a merger with and into USIS, a newly-formed wholly owned subsidiary of EIFH. The merger, which became effective in June 1998, resulted in a change in name and in the state of incorporation and also in a 1-for-10 reverse stock split of the outstanding Common Stock. All share information in this report gives effect to the reverse stock split.

         Subsequent to the May 1998 reincorporation and recapitalization (the "Reincorporation"), the Company effected a conversion of a substantial portion of its unsecured debt to equity, disposed of most operating businesses and is seeking to refocus its activities in other industries.

         In November 1997, the Company completed the acquisition of J.L. Manta, Inc. an Illinois corporation ("Manta"), which provided specialty coatings and industrial maintenance services. The consideration paid by the Company included $4,725,321 of cash and $2,235,312 of convertible promissory notes, payable in installments, with the final payment due on November 18, 2000. The Company also entered into Retention Bonus Agreements with key Manta managers providing for bonus payments aggregating $900,000 to be amortized by the company over a six year period and issued 50,000 options to purchase 50,000 shares of USIS Common Stock, with a life of three years and an exercise price of $3.40. In connection with the acquisition, Manta entered into a $10.0 million credit facility.

         In November 1998, the Company sold the assets and liabilities of Manta, including the credit facility, to Kenny Industrial Services, L.L.C. ("Kenny"), for $23.0 million, consisting of a combination of $3.0 million of cash, a short term note of $15.0 million, which was paid December 15, 1998, and $5.0 million in notes due as follows: $1 million in November 1999, $1 million in November 2000, $1 million in November 2001 and $2 million in November 2002; together with interest at 5%.

         On December 31, 1998, the Company sold the assets and liabilities of P.W. Stephens Residential Inc. ("Residential") American Temporary Sanitation Inc. for $2.4 million, consisting of $1 million in cash and a five year promissory note for $1.4 million, payable in equal quarterly installments through 2004, together with interest at the Prime Rate plus 2.5% per annum.

         Upon the Reincorporation, American Eco Corporation, an Ontario, Canada corporation ("American Eco"), acquired 1,000,000 shares of the Company's Common Stock pursuant to a February 1996 Stock Purchase Agreement. The closing had been delayed pending the Recapitalization. At that time, American Eco held certain promissory notes (the "Notes") of the Company consisting of outstanding principal and interest in the aggregate amount of $17.9 million. The outstanding amount of the Notes had been reduced by $1 million, representing the purchase price for the 1,000,000 shares. In 1996, American Eco had provided the Company a $5.2 million line of credit, which line of credit was convertible into shares of the Company's Common Stock at a price equal to 85.0% of the five day weighted average price of such shares immediately preceding the conversion date.

         As of July 24, 1998, American Eco sold the Notes to USIS Acquisition, L.L.C. (the "Holder") for $5.0 million in cash and a secured promissory note for $12.9 million repayable on January 29, 1999. The Holder converted the Notes into 5,295,858 shares of the Company's Common Stock, and secured its promissory note to American Eco with a pledge of the 5,295,858 shares. In November 1998, the Holder advised American Eco that the Holder would not be able to pay its note at maturity, and American Eco took ownership of the pledged shares in discharge of the Holder's note. Since November 1998, American Eco has owned 7,175,858 shares of the Company's Common Stock representing 81.9% of the outstanding shares, see
Item 11, Security Ownership of Certain Beneficial Owners and Management.

Historical

         EIF Holdings, Inc. was formed in the State of Hawaii in 1989, and migrated to Delaware in 1998 and in connection therewith changed its name to U.S. Industrial Services, Inc. Until late 1997, the Company was primarily engaged in environmental construction related industries, more specifically, asbestos abatement, both commercial and residential, lead removal, and soil and groundwater remediation. The Company was also involved, to a limited extent, in the energy management business. These activities, in particular the commercial asbestos abatement business, involved a high percentage of relatively large, fixed-price contracts under which the Company assumed significant financial risks. The

Company incurred substantial losses on a number of major contracts and consequently reported substantial operating losses during the three-year period ended September 30, 1997.

         In May 1997, the Company changed its focus to the specialized maintenance industry, an industry characterized by a predominance of cost-plus contracts, creditworthy industrial customers and significant repeat business. Management also sought to eliminate unprofitable operations, reduce the Company overhead costs, recapitalize the Company's balance sheet, and effect acquisitions in the specialized maintenance industry. The acquisition of Manta was a result of this strategy.

         The primary businesses of the Company have been acquired through a series of acquisitions. In January 1993, the Company acquired P.W. Stephens Contractors, Inc., ("P.W. Stephens") which was engaged in the environmental contracting industry, primarily focusing on the removal of materials containing asbestos, but also offering lead hazard removal, insulation and other hazardous materials clean-up services. Services were offered to the commercial, industrial and institutional markets, primarily in the states of California, Hawaii and Nevada. These operations were conducted out of seven branch offices located throughout the service area. Services were offered to the residential market in California through Residential, a California corporation, and a wholly-owned subsidiary of P. W. Stephens. As previously mentioned, Residential was sold as of December 31, 1998. In the fourth quarter of 1996, the Company assumed the assets of QHI, Inc., a California corporation out of bankruptcy, which provided asbestos abatement services to the commercial, industrial and institutional markets.

         The commercial asbestos operations of P. W. Stephens had generated operating losses over each of the years from 1995 to 1997. As part of management's efforts to eliminate unprofitable operations, all of the operations of P. W. Stephens, with the exception of Residential, were discontinued by the Company in May 1997.

         In August 1994, the Company acquired VonGuard Holdings, Inc. ("Vonguard"), and its subsidiaries. VonGuard was formed as a Missouri corporation in 1992, as a holding company to acquire FCA Services, Inc. ("FCA") and Remediation Services, Inc. ("RSI"). FCA had been in business since 1987 and RSI since 1989. In June 1996, VonGuard and Enstar-North American, Inc., a subsidiary of VonGuard, were merged into FCA and the name of the entity was changed to P. W. Stevens Services, Inc., a Missouri corporation. At the same time, Select Abatement, Inc., a subsidiary of VonGuard, was merged into RSI and the name of that entity was changed to P. W. Stephens Contractors, Inc., a Missouri corporation. P.W. Stephens Services, Inc. and P. W. Stephens Contractors, Inc. (Missouri) are collectively referred to as "P. W. Stephens - St. Louis" or "St. Louis". P. W. Stephens - St Louis provides industrial cleaning and remediation services, including soil and groundwater remediation, hazardous materials management and clean-up, asbestos abatement and lead hazard removal service, to clients, primarily located in the states of Illinois, Iowa, Missouri, Nebraska and Washington.

         In December 1994, the Company acquired Kelar Controls, Inc., a California corporation ("Kelar"). Kelar primarily installed new or retrofitted energy management controls and conservation equipment for large storage and warehouse facilities. Management of the Company determined that the business of Kelar was not consistent with the strategic direction of the Company and sold Kelar to Regal Oak Properties, Inc., effective June 30, 1997, for a one-year 10% interest-bearing note in the principal amount of $2.5 million. This note, including interest, was satisfied in August of 1998.

Services Provided By Continuing Subsidiaries

         P.W. Stephens St. Louis provides its environmental services through P.W. Stephens Services, Inc. and P.W. Stephens Contractors, Inc. P.W. Stephens Services, Inc. provides asbestos abatement and lead hazard removal for commercial, industrial, governmental, and residential clients primarily in the states of Illinois, Iowa, Missouri, Nebraska and Washington. P.W. Stephens Contractors, Inc. provides soil and groundwater remediation and hazardous material management cleanup for industrial, commercial, and governmental clients. P.W. Stephens Services, Inc., through its RSI Hydro Services division, offers industrial cleaning services primarily for industrial, commercial, and governmental clients utilizing ultra-high pressure water technology. The work of P.W. Stephens St. Louis is generally performed under cost-plus-fee contracts or fixed price contracts. P.W. Stephens St. Louis provides services to its clients through its office in St. Louis, Missouri.

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

Strategy

         In November 1998, the Company adopted a strategic plan to sell off all industrial service and environmental companies with the goal of rebuilding the Company with a clean balance sheet and engaging in a line of business related to another industry. The implementation of this strategy began when the Company sold the assets and liabilities of Manta on November 30, 1998. The second step was completed on December 31, 1998 when the Company sold the assets and liabilities of Residential. Management is continuing to evaluate strategic alternatives.

Customers

         The shift in strategic direction of the Company is resulting in changes in the Company's customer list. At the present time, the Company provides services through its subsidiary P.W. Stephens St. Louis. Services are primarily provided in the states of Illinois, Iowa, Missouri, Nebraska and Washington. Most of the customers are manufacturing facilities and government installations.

         For the year ended September 30, 1999, the Company had three significant customers that accounted for approximately 19%, 15% and 14% of total sales, respectively. At September 30, 1999 the amounts due from these three customers was approximately $371,000, $27,000 and $259,000, respectively. During the fiscal year ended September 30, 1998, no customer accounted for more than ten percent (10%) of the Company's annual revenues.

Competition

         At the present time, the Company provides services through its subsidiary P.W. Stephens St. Louis. Services are primarily in the states of Illinois, Iowa, Missouri, Nebraska and Washington. These markets are all competitive markets in which numerous other companies compete on the basis of quality, service and price. Many of the competitive firms have revenues and capital resources exceeding those of the Company. The Company believes that competitive pressures will continue, but that it will continue to receive a reasonable share of the contracts awarded based on its reputation in the industry, ability to meet competitive pricing levels and to provide high quality service to its customers.

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

         State and Local Regulations

         P.W. Stephens St. Louis provides services in the states of Illinois, Iowa, Missouri, Nebraska and Washington. Each state has its own local laws and regulations to supplement the federal laws. A number of states have promulgated regulations setting forth such requirements as registration or licensing of asbestos abatement contractors, training courses and licensing for workers, notification of intent to undertake abatement projects and requires approvals from certain state agencies. Management believes the Company holds all necessary licenses and permits required by these states for business operation.

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

Research and Development

         Research and development activities for the fiscal years ended September 30, 1999 and 1998 have not been material and the Company has had no customer sponsored research activities during each of these periods.

Employees

         As of March 31, 2000, the Company had approximately 46 full-time personnel employed as executives, managers, project managers, safety directors, sales and estimators, as well as administrative and clerical support. In addition, the Company also employs an hourly direct labor force which totaled approximately 169 employees, some of whom are represented by unions under collective bargaining agreements. Such bargaining agreements between the Company and the unions represent employees based upon geographic region and expire at various times. All of the employees represented by such agreements are employed in the St. Louis operations. The Company believes that it has satisfactory relations with its employees.

Seasonality

         The Company's business is subject to variations in revenues and results of operations for interim periods and from year to year. Increased revenues may not always result in a corresponding increase in results of operations. These conditions are due to a number of characteristics shared by the Company to varying degrees with most other members of the industry, including the following: (1) its business is seasonal (typically less activity in the winter months) and is affected by the scheduling of work at commercial properties and outages at utilities and other industrial facilities; (2) its business is labor intensive; (3) its performance on a given project is often dependent on the performance of other contractors, who are working on the same job, over which the Company has no control; and (4) costs ultimately incurred by the Company on a job may be materially affected by such risks as technical problems, labor shortages and disputes, time extensions, weather, delays caused by external timing of large contracts, especially if all or a substantial part of the performance of such contracts occurs within one or two quarters. Accordingly, quarterly results or other interim results should not be considered indicative of results to be expected for any other quarter or for the full fiscal year.

Royalties, Patents and Trademarks

         The Company does not currently own any patents, royalties, trademarks, licenses, franchises or concessions which are material to its business.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company's principal corporate office is located at 11011 Jones Road, Houston, Texas which consists of office space shared with American Eco at no incremental cost to the Company.

         P.W. Stephens St. Louis leases one principal facility located at 1525
S. 8th Street, St. Louis, Missouri which has both office and warehouse space in support of its operations. The leased property consists of approximately 7,000 square feet and has a monthly rent of $2,950 and expires in December 2004.

         P.W. Stephens St. Louis purchased property in November, 1999 consisting of 3.2 acres with improvements located in Granite City, Illinois. P.W. Stephens St. Louis uses this facility to house its emergency response, environment remediation, asbestos abatement and residential renovation operations.

         The Company currently leases properties as necessary to support its operations. One of the leased facilities located in California is not being utilized and has been sublet since January 1, 1998. Both the lease and the sublease expire concurrently in July 2002. The Company believes that the remaining facilities are sufficient to meet the needs of its current operations and that substitute and or additional space will be available as needed to accommodate expansion of operations and growth through acquisitions.

ITEM 3. LEGAL PROCEEDINGS

         The nature and scope of the Company's business operations bring it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject the Company to the hazards of litigation, which are defended in the normal course of business. Management believes that such proceedings are either adequately covered by insurance, or if uninsured, by the estimated losses it has recorded to date. The resolution of such claims, however, could have a material effect on the Company's results of operations or cash flows..

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter to a vote of shareholders during the last quarter of fiscal 1999.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Prices

         The Common Stock of the Company is traded in the over-the-counter market. Quotations are published in the National Quotation Bureau "Pink Sheets" and the OTC Bulletin Board under the symbol USIS. The following table sets forth, for the fiscal quarters indicated, the range of high ask and low bid quotations for the Company's Common Stock as reported by the National Quotation Bureau, Inc. The quotations presented are between broker-dealers and do not retail mark-ups, mark-downs or other fees and commissions. As a result, the following quotations may not reflect actual transactions.

         Fiscal Year ended September 30, 1999:                       HIGH ASK             LOW BID
                                                                     --------             -------
         Quarter ended September 30, 1999                             19.00                 2.63
         Quarter ended June 30, 1999                                  11.06                 0.31
         Quarter ended March 31, 1999                                  1.70                 0.38
         Quarter ended December 31, 1998                               3.42                 1.25

         Fiscal Year ended September 30, 1998:                       HIGH ASK             LOW BID
                                                                     --------             -------
         Quarter ended September 30, 1998                              2.00                 1.25
         Quarter ended June 30, 1998                                   6.50                 1.00
         Quarter ended March 31, 1998                                  0.49                 0.28
         Quarter ended December 31, 1997                               0.58                 0.38

Stockholders

         As of March 31, 2000, the Company had approximately 79 record holders of its Common Stock, as reflected on the books of the Company's transfer agent. Significant number of shares are held in street name and as such the Company believes the actual number of beneficial owners is higher.

Dividends

         The Company has not established a policy concerning payment of regular dividends nor has it paid any dividends on its Common Stock to date. Any payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and debt covenants.

Recent Sales of Unregistered Securities

         Not applicable.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN

General

         The Company has been engaged in the business of asbestos abatement, lead abatement, soil and hazardous waste remediation and industrial cleaning. The Company services commercial, industrial and governmental customers primarily located in the states of Illinois, Iowa, Missouri, Nebraska and Washington.

         Since Manta and Residential were sold in the first quarter of fiscal year 1999, management has chosen to offer a comparison of operations for subsidiaries that were held by the Company for both 1999 and 1998. Management feels that this would present the most accurate comparison of operations between the two years. However, where material, the effect of Manta and Residential on the financial results of the Company is noted.

                              Results of Operations
                                  1999 vs. 1998
                              Continuing Operations

         Revenue:

         Revenue for the year ended September 30, 1999 increased 78.6% to $10,050,000 from $5,628,000 for the same period in 1998. The increase in revenue can be attributed to performance under a significant contract for soil remediation at the Hanford Nuclear Project in Hanford, Washington, that began in March 1999.

         Gross Profit:

         Gross profit for the year ended September 30, 1999 increased 36.8% to $2,236,000 from $1,635,000 for the same period in 1998. The increase in the gross profit margin can be attributed to the increased sales activity. Gross profit margins decreased from 29.1% to 22.2% primarily due to lower margins relating to the soil remediation contract at the Hanford Nuclear Project.

         Selling, General and Administrative Expenses:

         Selling, general and administrative expenses for the year ended September 30, 1999 were $2,267,000 compared to $1,585,000 for the same period in 1998. Approximately $370,000 of this increase is attributable to a change in the allocation of corporate expenses to discontinued operations between the two years. As a percentage of total revenues adjusted for this change, selling, general and administrative expenses decreased to 22.6% in fiscal 1999 compared to 34.7% in fiscal 1998.

         Other Expenses:

         Other expenses for the years ended September 30, 1999 and 1998 were $5,388,000 and $814,000 respectively. The expenses in 1999 were due primarily to write-offs of certain notes receivable, the loss on disposal of certain securities and financing fees The primary factor contributing to expense for 1998 was interest expense on various notes from the Manta acquisition.

         Provision for Income Tax

         In fiscal 1998 the Company recognized $3,842,000 of income tax benefits of the Company's net operating loss carryforwards. In fiscal 1999 the Company reserved $1,038,000 of these net operating loss carryforwards.

         Discontinued Operations

         Discontinued operation income for the year ended September 30, 1999 amounted to $3,361,000 compared to $1,323,000 for the year ended September 30, 1998. The income for the year ended September 30, 1999 included only two months of Manta's operations and three months of Residential's operations, while the year ended September 30, 1998 included a full year for each of these operations. The reduction from operations was offset by the recognition of a gain of $3,345,000 upon the sale of Manta.

Liquidity and Capital Resources

         The Company's existing capital resources as of September 30, 1999 consists of cash and notes totaling $6,346,000, compared to $2,350,000 as of September 30, 1998. This increase is the result of the sale of the assets, and liabilities, of Manta and Residential for cash and notes. Management believes that the cash and funds available are sufficient to meet its anticipated cash requirements to operate its sole operating unit P.W. Stephens St. Louis.

         During fiscal year 1999 the Company utilized net cash in operating activities of $11,625,000, including a net loss of $3,096,000.

         The Company's investing activities provided $17,170,000, primarily due to collections from notes receivable and cash received at the time of the sale of Manta and Residential.

         The Company's financing activities in fiscal 1999 utilized $7,614,000, primarily due to payments on long-term debt made concurrently with the sale of Manta.

         Cash requirements consist of working capital needs, obligations under its leases and promissory notes and capital expenditures. The Company believes that its current cash position, the expected cash flow from operations and, if required, advances from its majority shareholder should be sufficient throughout the next twelve months to finance its working capital needs, planned capital expenditures and debt service requirements.

Information Regarding Forward Looking Statements

         This Form 10-KSB includes forward looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Forward looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially. The Company's expectations and beliefs are expressed in good faith and are believed by the Company to have a reasonable basis but there can be no assurance that management's expectations, beliefs or projections will be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the availability of debt or equity capital to fund the Company's working capital needs and capital requirements, the ability of the Company to manage its operations effectively, the collection and realization of its investments and notes receivable, the economic conditions that could affect demand for the Company's services, the adverse outcome of litigation and proceedings, the ability of the Company to complete projects profitably and the severe weather conditions that could delay projects.

Impact of the Year 2000 Issue

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs that have data-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in other routine business activities.

         During 1999, the Company conducted an assessment of issues related to the Year 2000 Issue and determined that no issues existed which would cause its computer systems not to properly utilize dates beyond December 31, 1999. At this time, the Company cannot fully determine the impact that Year 2000 issues will have on its customers or suppliers. If the Company's customers or suppliers do not convert their systems to become Year 2000 compliant, the Company may be adversely impacted. The Company believes that its vendors and customers are in compliance with the Year 2000 Issue and has not had any material problems. The Company has completed the Year 2000 project.

ITEM 7. FINANCIAL STATEMENTS

                                 C O N T E N T S

                                                                                                      Page
Independent Auditor's Report - current..................................................................15

Independent Auditor's Report - predecessor..............................................................16

Consolidated Balance Sheet .............................................................................17

Consolidated Statements of Operations  .................................................................18

Consolidated Statements of Stockholders' Equity ........................................................19

Consolidated Statements of Cash Flows...................................................................20

Notes to Consolidated Financial Statements .............................................................21

                     INDEPENDENT AUDITORS' REPORT - CURRENT



TO THE BOARD OF DIRECTORS
U.S. INDUSTRIAL SERVICES, INC.:

We have audited the accompanying consolidated balance sheet of U.S. Industrial Services, Inc. as of September 30, 1999, and the statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Industrial Services, Inc as of September 30, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.





                                      MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                      Certified Public Accountants
Los Angeles, California
February 4, 2000

                   INDEPENDENT AUDITORS' REPORT - PREDECESSOR



To the Stockholders and Directors of
U.S. INDUSTRIAL SERVICES, INC.

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows for U.S. Industrial Services, Inc. (formerly EIF Holdings, Inc.) for the year ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the statements of operations, stockholders' equity and cash flows provides a reasonable basis for our opinion.

In our opinion, the statements of operations, stockholders' equity and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows for U.S. Industrial Services, Inc. for the year ended September 30, 1998 in conformity with generally accepted accounting principles.




KARLINS ARNOLD & CORBITT, P.C.
(SUCCESSORS TO KARLINS FULLER ARNOLD
AND KLODOSKY, P.C.)


The Woodlands, Texas
December 1, 1998

                         U.S. INDUSTRIAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999
                                 (In Thousands)


                               ASSETS
CURRENT ASSETS
         Cash                                                                                  $        280
         Accounts receivable, less allowance for doubtful accounts of $140                            2,414
         Notes receivable, current portion                                                            1,489
         Costs and estimated earnings in excess of billings on contracts in
           progress                                                                                     321
         Prepaid expenses and other current assets                                                      249
         Deferred income tax, current portion                                                           275
                                                                                               ------------
                  TOTAL CURRENT ASSETS                                                                5,028
                                                                                               ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                                    1,800
                                                                                               ------------

OTHER ASSETS
         Prepaid expenses and other assets                                                               10
         Notes receivable, less current portion                                                       4,577
         Deferred income tax, less current portion                                                    3,145
         Goodwill, net of amortization of $282                                                          660
                                                                                               ------------
                  TOTAL OTHER ASSETS                                                                  8,392
                                                                                               ------------

                  TOTAL ASSETS                                                                 $     15,220
                                                                                               ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable and accrued liabilities                                              $      2,676
         Current portion of obligations under capital leases                                            417
         Current portion of long-term debt                                                               58
         Due to affiliates, net                                                                         843
         Billings in excess of costs and estimated earnings on contracts in
           progress                                                                                     246
                                                                                               ------------
                  TOTAL CURRENT LIABILITIES                                                           4,240
                                                                                               ------------

LONG-TERM LIABILITIES
         Obligations under capital leases, less current portion                                         934
         Long-term debt, less current portion                                                           134
                                                                                               ------------
                  TOTAL LONG-TERM LIABILITIES                                                         1,068
                                                                                               ------------
                  TOTAL LIABILITIES                                                                   5,308
                                                                                               ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
         Common stock, $.01 par value, 25,000 authorized, 8,764 outstanding                              88
         Additional paid-in capital                                                                  22,684
         Accumulated deficit                                                                        (12,860)
                                                                                               ------------
                  TOTAL SHAREHOLDERS' EQUITY                                                          9,912
                                                                                               ------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $     15,220
                                                                                               ============


   The accompanying notes are an integral part of these financial statements.

                         U.S. INDUSTRIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998
                   (In Thousands except for per share amounts)

                                                                                        1999        1998
                                                                                      --------    --------
REVENUE                                                                               $ 10,050    $  5,628
                                                                                      --------    --------

COSTS AND EXPENSES
      Direct costs of revenue                                                            7,814       3,993
      Selling, general and administrative expenses                                       2,267       1,585
                                                                                      --------    --------
      Total operating costs                                                             10,081       5,578
                                                                                      --------    --------

OPERATING EARNINGS (LOSS)                                                                  (31)         50
                                                                                      --------    --------

OTHER EXPENSES
      Write-off of notes receivable                                                      1,204          --
      Loss on disposal of securities                                                     1,298          --
      Financing fees                                                                     2,849          --
      Interest expense, net                                                                 37         814
                                                                                      --------    --------
      Total other expenses                                                               5,388         814
                                                                                      --------    --------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                     (5,419)       (764)

INCOME TAX PROVISION (BENEFIT)                                                           1,038      (3,842)
                                                                                      --------    --------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS                                              (6,457)      3,078
                                                                                      --------    --------

DISCONTINUED OPERATIONS (NET OF INCOME TAX EFFECT OF $0)
      Earnings from operations of residential asbestos business                            224         189
      Earnings (loss) from operations of industrial maintenance business                  (208)        489
      Gain from sale of industrial maintenance business                                  3,345          --
      Earnings from operations of commercial asbestos business                              --         645
                                                                                      --------    --------
      Total earnings from discontinued operations                                        3,361       1,323
                                                                                      --------    --------

NET EARNINGS (LOSS)                                                                     (3,096)      4,401

OTHER COMPREHENSIVE LOSS
      Unrealized loss on securities available for sale (net of income tax effect of
          $457)                                                                             --        (888)
                                                                                      --------    --------
COMPREHENSIVE EARNINGS (LOSS)                                                         $ (3,096)    $ 3,513
                                                                                      ========    ========

BASIC EARNINGS (LOSS) PER COMMON SHARE
      Earnings (loss) from continuing operations                                      $  (0.74)   $   0.85
      Earnings from discontinued operations                                               0.39        0.36
                                                                                      --------    --------
      Net earnings (loss) per common share                                            $  (0.35)   $   1.21
                                                                                      ========    ========
FULLY DILUTED EARNINGS (LOSS) PER COMMON SHARE
      Earnings (loss) from continuing operations:                                     $  (0.74)   $   0.77
      Earnings from discontinued operations                                               0.39        0.30
                                                                                      --------    --------
      Net earnings (loss) per common share                                            $  (0.35)   $   1.07
                                                                                      ========    ========
WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTING EARNINGS (LOSS) PER COMMON
SHARE
      Basic                                                                              8,764       3,636
                                                                                      ========    ========
      Fully diluted                                                                      8,764       4,373
                                                                                      ========    ========

   The accompanying notes are an integral part of these financial statements.

                         U.S. INDUSTRIAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (In Thousands)


                                                                                 Accumulated
                                               Common Shares       Additional       other                           Total
                                            Shares       Dollar     paid-in     Comprehensive    Accumulated    Shareholders'
                                         Outstanding     Amount     Capital         Income         Deficit         Equity
                                         -----------   ----------  ----------   -------------    -----------    -------------
Balance, September 30, 1997                    2,468   $       25  $    3,799   $          --    $   (14,164)   $     (10,340)
Conversion of long-term debt                   6,296           63      18,837              --             --           18,900
Unrealized loss on securities, net                --           --          --            (888)            --             (888)
Net income                                        --           --          --              --          4,400            4,400
                                         -----------   ----------  ----------   -------------    -----------    -------------
Balance, September 30, 1998                    8,764           88      22,636            (888)        (9,764)          12,072

Realized loss on securities, net                  --           --          --             888             --              888
Issuance of warrants                              --           --          48              --             --               48
Net loss                                          --           --          --              --         (3,096)          (3,096)
                                         -----------   ----------  ----------   -------------    -----------    -------------
Balance, September 30, 1999                    8,764   $       88  $   22,684   $          --    $   (12,860)   $       9,912
                                         ===========   ==========  ==========   =============    ===========    =============

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         U.S. INDUSTRIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (In Thousands)

                                                                                 1999        1998
                                                                               --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                            $ (3,096)   $  4,400
     Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
         Depreciation and amortization                                              582       1,906
         Gain on sale of Manta assets and liabilities                            (3,345)         --
         Loss on disposal of machinery and equipment                                  6          95
         Change in deferred income tax                                              871      (4,403)
         Non cash expense, net                                                       --       1,291
         Write-off of securities available for sale                               1,298          --
         Write-off of notes receivable                                              904          --
         Issuance of warrants                                                        48          --
         Change in accounts receivables                                          (1,527)       (555)
         Change in notes receivable - accrued interest                             (232)         --
         Change in receivable, officer                                               --        (145)
         Change in costs and estimated earnings in excess of
            billings on jobs in progress                                           (248)       (586)
         Change in prepaid retention bonus                                           --        (763)
         Change in inventory                                                         --         165
         Change in prepaid expenses and other current assets                        (85)        478
         Change in other assets                                                     (48)        150
         Change in accounts payable and accrued liabilities                      (8,458)       (499)
         Change in due to affiliates                                                843          --
         Change in net liabilities of discontinued operations                        --      (1,509)
         Change in billings in excess of costs and estimated
            earnings on jobs in progress                                            862        (368)
                                                                               --------    --------
Net cash used in operating activities                                           (11,625)       (343)
                                                                               --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from notes receivable                                              15,066          --
     Advances for notes receivable                                                 (760)         --
     Divestiture of businesses, net of cash sold                                  3,282          --
     Acquisition of business, net of cash acquired                                   --         172
     Proceeds from sale of machinery and equipment                                   --         252
     Capital expenditures                                                          (418)       (932)
                                                                               --------    --------
Net cash provided by (used in) investing activities                              17,170        (508)
                                                                               --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                                     --       6,210
     Principal payments on long-term debt                                        (7,778)     (7,578)
     Proceeds from securities available for sale                                     --       4,264
     Proceeds from long-term debt                                                   164          --
                                                                               --------    --------
Net cash provided by (used in) financing activities                              (7,614)      2,896
                                                                               --------    --------

NET INCREASE (DECREASE) IN CASH                                                  (2,069)      2,045

CASH AT BEGINNING OF YEAR                                                         2,349         304
                                                                               --------    --------

CASH AT END OF YEAR                                                            $    280    $  2,349
                                                                               ========    ========
Supplemental disclosures of cash flow information:
Cash paid for:
Interest                                                                       $     37    $  1,888
Income Taxes                                                                         60         106
Supplemental schedule of non-cash investing and financing activities:
Machinery and equipment acquired through capital lease obligations             $  1,631    $    471

   The accompanying notes are an integral part of these financial statements.

                         U.S. INDUSTRIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

1.  BASIS OF PRESENTATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Description and Nature of Operations

U.S. Industrial Services, Inc. and its wholly owned subsidiaries (the "Company" or "USIS"), (formerly "EIF Holdings, Inc.") is a multi-state service company, specializing in industrial cleaning and remediation services, including soil and groundwater remediation, hazardous materials management and clean-up, asbestos abatement and lead hazard removal services, to its customers located primarily in the states of Illinois, Iowa, Missouri, Nebraska and Washington. The Company is a majority-owned subsidiary of American Eco Corporation ("AEC").

Effective June 22, 1998, the Company completed a recapitalization and reincorporation through a merger with USIS, a newly-formed Delaware corporation, and wholly-owned subsidiary of EIF Holdings, Inc. USIS became the surviving company, and all outstanding shares of EIF common stock were exchanged on a one-for-one basis for shares of USIS common stock.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, accounts receivable, costs and estimated profits in excess of billings on contracts in progress, accounts payable and accrued liabilities and billings in excess of costs and estimated profits on contracts in progress, the carrying amounts approximate fair value due to their short maturities. The amounts shown for long-term debt approximate fair value, since the interest rates are at fair market value. Also, the amounts for capital lease obligations also approximate fair value because current interest rates offered to the company for debt of similar maturities are substantially the same.

Uses of Estimates

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

Concentration of credit risk

Financial instruments, which potentially subject the company to concentrations of credit risk, consist of cash and notes and accounts receivable. The company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The company offers its services predominately in the states of Illinois, Iowa, Missouri, Nebraska and Washington, and it extends credit based on an evaluation of a customer's financial condition, generally without collateral. Exposure to losses on accounts receivable is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, if required.

The Company, as a condition for entering into construction contracts, has outstanding surety bonds totaling approximately $1,698 as of September 30, 1999. The bonds are collateralized by contract receivables.

Securities Available for Sale

Equity securities are classified as "available for sale" as defined by Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In accordance with that Statement, they are reported at aggregate fair value with unrealized losses excluded from earnings and reported as other comprehensive income, net of deferred taxes. The cost of securities sold is determined by the average cost method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation of plant and equipment is provided over the estimated useful lives of the respective assets using the straight-line method, generally from five to ten years. Leasehold improvements are amortized over the life of the lease.

                         U.S. INDUSTRIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)


Goodwill

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

Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the assets and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Revenue Recognition

The Company recognizes revenues and profits on contracts using the percentage-of-completion method. Under the percentage-of-completion method, contract revenues are accrued based upon the percentage that accrued costs to date bear to total estimated costs. As contracts can extend over more than one accounting period, revisions in estimated total costs and profits during the course of work are reflected during the period in which the facts requiring the revisions become known. Losses on contracts are charged to income in the period in which such losses are first determined.

The percentage-of-completion method of accounting can result in the recognition of either costs and estimated profits in excess of billings or billings in excess of costs and estimated profits on contracts in progress, which are classified as current assets and liabilities, respectively, in the accompanying balance sheet. The current asset account represents costs incurred and profits earned that have not been billed to the customer on uncompleted construction contracts. The current liability account represents deferred income on uncompleted construction contracts. Generally accepted accounting principles for percentage-of-completion accounting require the classifications as current assets and liabilities. Revenues from time and material contracts are recognized currently as the work is performed.

Stock Based Compensation

The Company uses the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB")
No. 25, "Accounting for Stock Issued to Employees" and related interpretations. See Note 13 for pro forma disclosure of net income and earnings per share under the fair value method of accounting for stock-based compensation as proscribed by SFAS No. 123, "Accounting for Stock-Based Compensation".

Income taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily from different depreciation methods for financial accounting and income tax purposes and retainage receivables which are recognized when collected for income tax purposes. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Per Share Data

Basic earnings (loss) per share has been calculated on the basis of net earnings for the year divided by the weighted average number of common shares outstanding during the period. Fully diluted earnings (loss) per share additionally assumes all options and warrants have been exercised at the later of the beginning of the fiscal period or the option issue date. For fiscal year 1999, 895 options and 96 warrants have been excluded as their impact would have been anti-dilutive.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation. Also, since the Company currently operates only in the environmental services industry, no separate segment data is presented as determined under the provisions of SFAS No. 14.

2.  NOTE RECEIVABLE

Kenny Industrial Services, L.L.C., due November 1999, interest at 5%,
    collateralized by assets sold, which has been collected.                                          $1,000
Kenny Industrial Services, L.L.C., due November 2002, interest at
    5%,collateralized by assets sold.                                                                  1,000
Kenny Industrial Services, L.L.C., due in annual installments November 2000
    through 2002, interest at 5%, collateralized by assets sold.                                       3,000
American Temporary Sanitation, Inc., $1,220 note presented net of unrecognized gain of $776, interest at prime rate plus 2.5%, due in
    quarterly installments of $72, collateralized by assets sold, see Note 6.                            554
Eco Environmental, Inc., due on demand, interest at 10%, collateralized by
    accounts receivable.                                                                                 300
Miscellaneous                                                                                            212
                                                                                                   ---------
                                                                                                       6,066
         Less: current portion                                                                         1,489
                                                                                                   ---------
         Long-term portion                                                                            $4,577
                                                                                                   =========

                         U.S. INDUSTRIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)


3.  COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

Costs and estimated earnings on uncompleted contracts are summarized as follows:

         Costs incurred on contracts in progress.................................                   $ 2,279
         Estimated earnings......................................................                       558
                                                                                                    -------
                                                                                                      2,837
         Less: billings to date..................................................                     2,762
                                                                                                    -------
                                                                                                    $    75
                                                                                                    =======

The amounts above are included in the accompanying balance sheet under the following captions:


         Costs and estimated earnings in excess of billings on contracts in progress                $   321
         Billings in excess of costs and estimated earnings on contracts in progress                   (246)
                                                                                                    -------
                                                                                                    $    75
                                                                                                    =======

4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of September 30, 1999:

         Machinery and equipment.................................................                   $ 1,880
         Trucks and automobiles..................................................                       335
         Office equipment........................................................                        75
         Leasehold improvements..................................................                        60
                                                                                                    -------
                                                                                                      2,350
         Less: accumulated depreciation and amortization........................                        550
                                                                                                    -------
                                                                                                    $ 1,800
                                                                                                    =======

For the years ended September 30, 1999 and 1998, depreciation expense was $530 and $1,761, respectively.

5.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts Payable and Accrued Liabilities consisted of the following as of September 30, 1999:

                     Accounts payable, trade                           $ 1,215
                     Due on sale of Manta                                1,000
                     Contingent liabilities                                200
                     Accrued wages                                         152
                     Miscellaneous accruals                                109
                                                                       -------
                            Total                                      $ 2,676
                                                                       =======

6.  BUSINESS COMBINATIONS AND DISPOSITIONS

JL Manta, Inc. - Effective October 31, 1997, the Company completed its acquisition of JL Manta, Inc. ("Manta"), an Illinois corporation which provided specialized maintenance services for clients in the industrial, environmental and low-level nuclear sectors. Pursuant to the terms of a Stock Purchase Agreement, the Company acquired all the issued and outstanding common stock, no par value per share, of Manta (the "Manta Stock") from the stockholders of Manta (the "Manta Stockholders") for consideration of $4,725 in cash and $2,235 in convertible promissory notes of the Company. Concurrent with the closing of the Acquisition, certain Manta stockholders and key employees entered into Retention Bonus Agreements with the Company providing for bonus payments in the aggregate amount of $900 to be amortized by

                         U.S. INDUSTRIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)


the Company over a six year period, of which $763 remained as prepaid expenses as of September 30, 1998. The purchase price and expenses associated with the acquisition exceed the fair value of net assets acquired by approximately $2,000.

In November 1998 the Company sold the assets and liabilities of Manta to Kenny Industrial Services, L.L.C. for $23,000, consisting of a combination of $3,000 of cash, a short term note of $15,000, which was paid December 15, 1998, and $5,000 in notes. At this time, the name of the Company's subsidiary was changed to Atnam, Inc. This divestiture resulted in the payment or transfer to the purchaser of all amounts previously due to Manta Stockholders.

P W Stephens Residential - On December 31, 1998 the Company sold the assets and liabilities of P. W. Stephens Residential, Inc. ("Residential") to American Temporary Sanitation, Inc. for $2,400, consisting of $1,004 in cash and a promissory note for $1,396 payable quarterly through 2004, together with interest at prime rate plus 2.5% per annum. Since the purchaser is a highly leveraged entity and its liabilities consist of the amounts due to the Company and funds borrowed from a third party to finance the down payment, recognition of the gain on this sale has been deferred in accordance with Staff Accounting Bulletin Topic 5-U "Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity".

7.  LONG-TERM DEBT

The Company has several notes payable to various lenders for the purchase of equipment and vehicles. The notes are secured by the equipment and vehicles purchased. The equipment and vehicle notes payable consisted of the following as of September 30, 1999:


         Monthly installments of $1 including principal and interest at 8.55% and 8.65%, due
              April 2002........................................................................          $  53
         Monthly installments of $1 including principal and interest at 8.4% and 6.9%, due
              November 2002.....................................................................             37
         Monthly installments of $1 including principal and interest at 8.3% due December 2002..             17
         Monthly installments of $1 including principal and interest at 8.5% due March 2003.....             24
         Monthly installments of $1 including principal and interest at 9.0% due November 2003..             61
                                                                                                          -----
                                                                                                            192
         Less: current portion..................................................................             58
                                                                                                          -----
         Long-term portion......................................................................          $ 134
                                                                                                          =====

The aggregate principal payments on long-term debt during the fiscal years subsequent to September 30, 1999 are: 2000 - $58; 2001 - $62; 2002 - $56; 2003 -
$16.

8.  LEASES

The Company leases office and warehouse space under a non-cancelable operating lease that expires in December 2004. Also, the Company leases equipment under non-cancelable equipment leases, which have been recorded as capital lease obligations. Future minimum lease payments under the non-cancelable operating and capital leases are as follows:

                                                                         Capital       Operating
                 Year Ended September 30,                                 Leases        Leases
                 ------------------------                               ----------    -----------
                 2000                                                   $      486    $       147
                 2001                                                          472            148
                 2002                                                          321            106
                 2003                                                          131             46
                 2004                                                           75             44
                                                                        ----------    -----------
                     Total minimum lease payments                            1,485    $       491
                                                                                      ===========

                 Less: Amount representing interest                            134
                                                                       -----------
                 Present value of net minimum lease payments                 1,351
                 Less: current portion                                         417
                                                                       -----------
                 Long-term portion                                     $       934
                                                                       ===========

                         U.S. INDUSTRIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)


For the years ended September 30, 1999 and 1998 rent expense was approximately $44 and $35, respectively.

The following is a summary of equipment held under capital lease obligations as of September 30, 1999:

                  Machinery and equipment                              $ 1,529
                  Less: Accumulated depreciation                           145
                                                                       -------
                  Net                                                  $ 1,384
                                                                       =======

The Company's principal corporate office is located in Houston, Texas, which consists of office space shared with AEC at no incremental cost to the Company.

As Lessor

The Company entered into an agreement to sub-lease an office and warehouse facility to an outside party from January 1, 1998 to July 31, 2002. Future minimum rents receivable under non-cancelable leases are: 2000 - $101; 2001 - $102; and 2002 - $60.

9.   SECURITIES AVAILABLE FOR SALE

Securities available for sale consisted of 180 shares of common stock of AEC as of September 30, 1998. These shares were issued to the Company in lieu of cash in conjunction with the Amendment dated September 30, 1997 to the existing line of credit, which increased the maximum borrowing amount under the line to $20,000. These securities reflected a value of $2.28 per share as of September 30, 1998 on the consolidated balance sheet, which reflected the market value. The Company intended to sell these securities to settle certain of the company's existing obligations.

Proceeds and gross realized gains (losses) from the sale of securities classified as available for sale for the years ended September 30, 1999 and 1998 was as follows:

                                                     1999            1998
                  Gross proceeds                  $      --       $   4,264
                  Gross realized gain (loss)      $  (1,298)      $      55

10.  FEDERAL INCOME TAX

The components of the provision (benefit) for income taxes are as follows for the years ended September 30, 1999 and 1998:

                                                      1999            1998
                  Current tax expense:
                    U.S. Federal                     $   --          $   234
                    State and local                      38               77
                                                     ------          -------
                  Total current                          38              311
                                                     ------          -------
                  Deferred tax expense (benefit)
                    U.S. Federal                      1,000           (4,153)
                    State and local                      --               --
                                                     ------          -------
                  Total deferred                      1,000           (4,153)
                                                     ------          -------
                  Total tax provision (benefit)
                    from continuing operations       $1,038          $(3,842)
                                                     ======          =======

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended September 30, 1998 and 1998:

                                                      1999            1998
                  Federal income tax rate             (34.0)%         (34.0)%
                  State and local income tax rate        --           (10.0)%
                  Effect of reversal of deferred
                    tax valuation allowance              --          (458.9)%
                  Effect of deferred tax
                    valuation allowance                53.2%             --
                                                     ------          ------
                  Effective income tax rate            19.2%         (502.9)%
                                                     ======          ======

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of asset and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows as of September 30, 1999:

                  Deferred tax assets
                    Loss carryforwards                               $4,420
                    Less: valuation allowance                         1,000
                                                                     ------
                  Net deferred tax assets                             3,420
                  Less: current portion                                 275
                                                                     ------
                  Long-term portion                                  $3,145
                                                                     ======


At September 30, 1999, the Company had net carryforward losses of approximately $10,000. Net operating loss carryforwards expire starting in 2016 through 2020. Per year availability may be subject to change of ownership limitation under Internal Revenue Code Section 382.

                         U.S. INDUSTRIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

11.  LITIGATION, COMMITMENTS AND CONTINGENCIES

The nature and scope of the Company's business operations bring it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject the Company to potential litigation, which are defended in the normal course of business. At September 30, 1999, there were various claims and disputes incidental to the business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon the Company's financial position, results of operations or cash flows. As of September 30, 1999, the Company has not been named as a responsible party for any environmental issues under the Federal Superfund Law.

12.  RELATED PARTY TRANSACTIONS

The Company is involved in various related party transactions. These transactions are summarized as follows:

Pursuant to a Management Services Agreement effective May 1, 1999, between AEC and the Company, AEC had agreed to provide certain services to the Company in exchange for a management fee to be paid on a monthly basis. The services include providing the Company with management guidance in addition to guaranteeing certain of the Company's obligations with its creditors, in order to allow the Company to receive favorable terms with its creditors. The agreement provides for a monthly payment of $40. For the year ended September 30, 1999, total management fees were $200, which are included in due to affiliates in the consolidated balance sheet, as further described below.

During fiscal year 1999 the Company borrowed $643 of funds from AEC to pay general operating expenses. This amount is due on demand and is included in due to affiliates.

For the year ended September 30, 1998, the Company incurred costs of $292 to AEC in return for AEC guaranteeing certain debt relating to the acquisition of Manta. In addition the Company incurred interest expense with AEC in the amount of $1,096 for the year ended September 30, 1998.

For the year ended September 30, 1998, the Company received rent and fee income in the amount of $81 from two companies related to Manta.

                         U.S. INDUSTRIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)


13.  EQUITY

Stock split

Effective June 22, 1998, the Company effected a one-for-ten reverse stock split, reducing the number of shares of outstanding common stock from 24,618 to 2,468. All applicable share and per share data have been adjusted for the stock split.

Warrants

During the year ended September 30, 1999, the company issued warrants, related to financing fees, for the purchase of 96 shares of the Company's common stock at $1.50 price per share, for 5 years. The warrants had an aggregate fair value at date of grant of $48. The fair value for the warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: weighted-average risk-free interest rate of 6.1%; dividend yield of 9%; weighted-average volatility factors of the expected market price of the Company's common stock of 183%; and a weighted average expected life of the warrants of 2.5 years.

Stock Options

The company's board of directors approved the 1998 Stock Option Plan (the "Plan"). The Plan covers two types of options: incentive stock options and non-qualified stock options. The aggregate number of shares that may be issued pursuant to the Plan may not exceed 1,000 shares. The exercise price for the options shall be determined by the Plan administrator at the date of grant, but shall not be less than the fair market value of the stock at the date of grant. The option period can be no more than 10 years and the options will vest over a period of time determinable by the committee.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The weighted average fair values at date of grant for options granted during 1999 and 1998 were $0.31 and $4.12, and were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for both 1999 and 1998: weighted average risk-free interest rates of 6.1%; dividend yields of 0%; weighted average volatility factors of the expected market price of the Company's common stock of 183%; and a weighted average expected life of the option of 2.5 years.

This option valuation model requires input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

The Company has adopted only the disclosure provisions of SFAS No. 123. It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net earnings (loss) would be decreased (increased) by approximately $534 and $329 for the years ended September 30, 1999 and 1998, respectively, to the pro forma amounts indicated below.

                                                   1999             1998
                    Net earnings (loss)
                        As reported              $ (3,096)         $ 4,401
                        Pro forma                $ (3,630)         $ 4,072

The following summarizes the Company's stock option transactions under the stock option plan:

                         U.S. INDUSTRIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)


                                                                SHARE OPTIONS          WEIGHTED AVERAGE
                                                                 OUTSTANDING            EXERCISE PRICE
                                                                ---------------     ------------------------
       Outstanding, September 30, 1997                                --                        --
            Granted                                                  240                     $4.46
                                                                ---------------

       Outstanding, September 30, 1998                               240                     $4.46
            Granted                                                  655                     $0.44
                                                                ---------------

       Outstanding, September 30, 1999                               895                     $1.52
                                                                ===============



       Options Exercisable, September 30, 1998                       160                     $4.46
                                                                ===============

       Options Exercisable, September 30, 1999                       815                     $1.23
                                                                ===============

Following table summarizes the outstanding and exercisable options grouped by range of exercise prices as of September 30, 1999:

                                                             Weighted           Weighted
                                                              Average            Average
                              Range of                       Exercise           Remaining
                           Exercise Prices                     Price               Life
                   ---------------------------------      --------------      -------------
                   $0.41 to $1.10                              $0.44               3.12
                   $3.40 to $4.74                              $4.46               1.5

14.  RETIREMENT PLANS

A majority of the Company's laborers are covered by union sponsored, collectively bargained multi-employer pension plans. The Company contributed and charged to expense approximately $160 and $65 in fiscal years 1999 and 1998, respectively, for such plans. The plans' administrators do not provide sufficient information to enable the Company to determine its share, if any, of unfunded vested benefits.

15.  DISCONTINUED OPERATIONS

Residential

In December 1998, the Company sold the assets and liabilities of Residential to American Temporary Sanitation, Inc. The results of operations for the respective periods presented are reported as a component of discontinued operations in the consolidated statement of operations. The following table summarizes results of operations for Residential for the years ended September 30, 1999 and 1998.

                                                                                    1999          1998
         Net revenues.........................................................     $ 1,690       $ 6,054
         Operating earnings...................................................         146           187
         Earnings from discontinued operations................................         224           189

Manta

In November 1998, the Company sold the assets and liabilities of Manta to Kenny Industrial Services, L.L.C. The results of operations for the respective periods presented are reported as a component of discontinued operations in the consolidated statement of operations. The following table summarizes results of operations for Manta for the years ended September 30, 1999 and 1998.

                                                                                     1999          1998
         Net revenues.........................................................     $ 11,220      $ 46,642
         Operating earnings (loss) ...........................................         (253)          853
         Earnings (loss) from discontinued operations.........................         (208)          489

                         U.S. INDUSTRIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)


Commercial Asbestos

In May 1997, the company decided to discontinue the commercial asbestos abatement operations of P. W. Stephens contractors, Inc. ("PWSC") and QHI Stephens, Inc. ("QHI"). The results of operations for the respective periods presented are reported as a component of discontinued operations in the consolidated statement of operations. The following table summarizes results of operations for PWSC and QHI for the years ended September 30, 1999 and 1998.

                                                                                  1999        1998
         Net revenues.........................................................  $     --    $     --
         Operating earnings ..................................................        --         645
         Earnings  from discontinued operations...............................        --         645

16.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                     1999      1998
Numerator:
Net earnings (loss) for basic earnings per share ...............................   $(3,096)   $ 4,401
Effect of dilutive securities - convertible debt ...............................        --        268
                                                                                   -------    -------
     Numerator for diluted earnings per share, after assumed conversions .......   $(3,096)   $ 4,669
                                                                                   =======    =======
Denominator:
     Denominator for basic earnings per share, weighted-average shares .........     8,764      3,636
     Effect of dilutive securities - convertible debt ..........................        --        737
                                                                                   -------    -------
     Denominator for diluted earnings per share - adjusted weighted-average
     shares and assumed conversions ............................................     8,764      4,373
                                                                                   =======    =======

Basic earnings (loss) per share ................................................   $ (0.35)   $  1.21
Diluted earnings (loss) per share ..............................................   $ (0.35)   $  1.07

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", and restated for all periods presented. All earnings per share amounts presented have been restated to reflect the one-for-ten reverse stock split.

17.  CONCENTRATION OF CREDIT RISK

Revenues
For the year ended September 30, 1999, the Company had three significant customers that accounted for approximately 19%, 15% and 14% of total sales. At September 30, 1999, the amounts due from these three customers was approximately $371, $27, and $259, respectively. For the year ended September 30, 1998, the Company had no significant customers.

Labor
As of September 30, 1999 the Company employed approximately 169 hourly workers and 46 salaried workers in its St. Louis operations. A portion of the hourly employees are represented by various unions. The collective bargaining agreements with these unions expire on various dates.

18.  SUBSEQUENT EVENT

In November 1999, the company purchased a building for $217. The purchase was financed by the issuance of a note payable to a financial institution. The note is for $255 at 9.0% interest per annum, with monthly principal and interest payments of $2, and a final payment of $207, due November 1, 2004. The note is secured by a deed of trust against the building purchased and is guaranteed by the Parent.

The Company has identified a transaction that when concluded would involve a strategic merger with an industrial service provider whereby a significant number of additional shares of the Company would be issued to the strategic merger partner pending the Company bringing its filings current with the Securities and Exchange Commission. Management has the ability and intent to consummate this transaction. This transaction is subject to customary due diligence, board, and shareholder approval.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On November 23, 1999, the Board of Directors of the Company appointed Merdinger, Fruchter, Rosen & Corso, P.C. as its independent certifying accountants for the fiscal year ended September 30, 1999. The Company chose not to continue the engagement of its present accountants, Karlins, Arnold & Corbitt P.C. ("Karlins"), the independent certifying accounting firm which audited the financial statements of the Company during fiscal years ended September 30, 1998 and 1997. The reports of Karlins for either of the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion or were qualified or modified as to uncertainty, audit scope, or accounting principles.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         As of March 31, 2000, the directors and executive officers of the Company were:

              NAME                                   AGE                   POSITION WITH COMPANY
Michael E. McGinnis                                   50        Chairman of the Board, President and CEO
Michael Appling Jr.                                   33        Director, Chief Financial Officer
Andreas O. Tobler                                     48        Director

         The terms of the Board of Directors will expire annually at the next stockholders meeting. The Company's officers are elected by the Board of Directors and hold office at the will of the Board. There is no family relationship between any of the officers or directors.

Executive Officers

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

         MICHAEL APPLING JR. has served as director and Chief Financial Officer since November 1999. Also, Mr. Appling served as Chief Financial Officer and Vice President of American Eco Corporation during that period. Prior to joining the Company, from September 1997 to May 1999, Mr. Appling served as Vice President, Finance and Accounting and Director of Corporate Development for ITEQ, Inc., an industrial service and manufacturing company. From 1991 to 1997, Mr. Appling worked for the audit practice of Arthur Andersen LLP most recently as manager where he served several public companies extensively involved in mergers and acquisitions.

         MR. DAVID L. NORRIS served on the Board from January 28, 1999 until he resigned on November 3, 1999.

Outside Directors

         ANDREAS O. TOBLER has served as a director of the Company since November 1993. He served as Vice President and Treasurer of the Company from January 1995 and November 1993, respectively, to February 1997. Since September 1998, Mr. Tobler has served as Chief Executive Officer and Director of the Board of Sector Communications Inc., a U.S. public company focusing on telecommunication and related businesses with operations in Switzerland and Bulgaria. Since October 1996, Mr. Tobler has served as a principal and an officer of Online Capital GmbH, a private financial advisory company headquartered in Switzerland. He also served as the Managing Director of its affiliate Cornerstone Financial Corporation, a U.S. private financial company until September 1998. From 1989 to 1991, Mr. Tobler was Managing Partner of Royal Trust (Switzerland).

Significant Employees

         William Hladick has served as President of P.W. Stephens St. Louis since 1996. Mr. Hladick has served as Vice President, Director of Operations, and Business Development Manager of P.W. Stephens St. Louis since 1990.

         The Board of Directors of the Company held three meetings during the fiscal year ended September 30, 1999, and each director attended all of the meetings.

ITEM 10. EXECUTIVE COMPENSATION

         Compensation

         The following table discloses the compensation awarded to or earned by the Chief Executive Officer and the other most highly compensated executive officers of the Company as of the end of fiscal 1999 whose annual salary plus other forms of compensation exceeded $100,000 ("Named Executive Officers"):


                               FISCAL 1999 ANNUAL COMPENSATION
                       -----------------------------------------------
        NAME
        AND                                          OTHER ANNUAL
      POSITION            SALARY        BONUS       COMPENSATION(1)
      --------            -------       ------      ---------------
Michael E. McGinnis
President, CEO                -0-          -0-           -0-

         No other officers received compensation during fiscal year 1999.

         Employment Contracts

         There are no employment agreements with any executive officers.

         Stock Options

         The following table provides information with respect to stock options granted to the Named Executive Officers during fiscal 1999.

                              STOCK OPTIONS GRANTED
                     IN FISCAL YEAR ENDED SEPTEMBER 30, 1999

                                                                               Market
                                                % of Total                    Value of
                                                  Options                    Securities
                                  Securities    Granted to                   Underlying
                                    Under      Employees in                  Options on
                                   Options       Financial      Exercise     the Date of    Expiration
                  Name           Granted (#)       Year           Price         Grant          Date
                  ----           -----------   ------------     --------     -----------    ----------
         Andreas Tobler               30,000        20%            $1.10         $33,000     1/28/04
                                     100,000                       $0.41         $41,000     5/07/04

         Michael McGinnis            250,000        38%            $0.41        $102,500     5/07/04


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of March 31, 2000 concerning (i) persons known to the Company to be the beneficial owners of more than 5% of the outstanding Common Stock, (ii) by each director and (iii) by all directors and officers as a group.

                                        STATUS OF                AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER            BENEFICIAL OWNER            BENEFICIAL OWNERSHIP(1)                PERCENT
------------------------            ----------------            -----------------------                -------
American Eco Corporation         Beneficial owner of more             7,175,858(3)                        81.9%
                                 than 5% of Common Stock

Michael E. McGinnis              Chairman of the Board,               7,175,858(2)(3)                     81.9%
                                 Director, President & CEO

Andreas Tobler                   Director                                 2,845                              *

Michael Appling Jr.              Director, CFO                               --                             --

         * Represents less than 1% of the issued and outstanding shares of Common Stock.

         ** The principal executive offices of American Eco are 154 University Avenue, Toronto, Ontario, Canada M5H 3Y9.
         1) Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. The number of shares beneficially owned includes shares which each beneficial owner has the right to acquire within 60 days of March 31, 2000.
         2) Includes 7,175,858 shares beneficially owned by American Eco, of which Mr. McGinnis is President and CEO. Mr. McGinnis disclaims beneficial ownership of the Company's securities owned by American Eco.

         3) On January 21, 2000, American Eco and USIS entered into a Settlement Agreement with Deere park Capital, L.L.C. ("Deere Park"), settling a litigation that Deere Park had instituted against American Eco based upon guarantees that American Eco had given to Deere Park of certain indebtedness to Deere Park. American Eco agreed to pay $2.8 million to Deere Park on or before May 15, 2000, and secured its payment obligation by a pledge of all shares of USIS.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of July 24, 1998, American Eco sold the Notes to USIS Acquisition, L.L.C. (the "Holder") for $5.0 million in cash and a secured promissory note for $12.9 million repayable on January 29, 1999. The Holder converted the Notes into 5,295,858 shares of the Company's Common Stock, and secured its promissory note to American Eco with a pledge of the 5,295,858 shares. In November 1998, the Holder advised American Eco that the Holder would not be able to pay its note at maturity, and American Eco took ownership of the pledged shares in discharge of the Holder's note. At December 31, 1998, American Eco owned 7,175,858 shares of the Company's Common Stock representing 81.9% of the outstanding shares, Item 11, Security Ownership of Certain Beneficial Owners and Management. Michael E. McGinnis, who is a director and officer of USIS, is President and CEO of American Eco.

         As of September 30, 1998, Frank J. Fradella, former President and a director of the Company, owed the Company $424,655. This amount had been part of a loan which was originally transferred from American Eco to the Company when Mr. Fradella assumed his position as President of the Company in May 1997. The amount represented the remaining balance of a forgivable loan made to Mr. Fradella upon his employment with American Eco in September 1996. The increase during the year ended September 30, 1998 resulted from additional borrowings by Mr. Fradella. The revised total balance of $424,655 is being amortized over the next four years, as Mr. Fradella will serve as a consultant to the Company in pursuing and reviewing acquisition candidates for the Company. The amount due bears no interest and is unsecured. During fiscal year 1999 the unamortized balance of this note was reserved for financial statement purposes.

ITEM 13.  EXHIBIT AND REPORTS ON FORM 8-K
-------   -------------------------------

(a)      Exhibits

Regulation S-B
Exhibit Number    Description of Exhibit
--------------    ----------------------
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

    10.26         Renewal, Extension and Modification Revolving Line of Credit
                  Note effective July 1, 1997 between EIF and American Eco
                  Corporation [incorporation by reference to Exhibit 10.37 to the Registrant's Form 10-KSB for the year ended September 30,
                  1997 and incorporated herein by reference].
    10.27         Second Amendment Revolving Line of Credit Note effective
                  September 30, 1997 between EIF and American Eco [incorporated by reference to Exhibit 10.38 to the Registrant's Form 10-KSB for the year ended September 30, 1997 and incorporated herein by reference].
    10.28         Asset Purchase Agreement, dated November 30, 1998, among USIS and Kenny Industrial Services, L.L.C. and Manta [incorporated by reference to Exhibit 2 to the Registrant's Form 8-K for an event of November 30, 1998].
    10.29         Form 8-K for an event of July 27, 1998 to report a change in control and conversion of debt.
    10.30         Form 8-K for an event of December 29, 1999 to report a reduction in the number of authorized shares in the Preferred Stock.
    10.31         Form 8-K for an event of November 23, 1999 to report a change in auditors from Karlins, Arnold & Corbitt P.C. to Merdinger,
                  Fruchter, Rosen & Corso, P.C.
   *10.32         Asset Purchase Agreement between American Temporary
                  Sanitation, Inc. and P.W. Stephens Residential, Inc. dated
                  December 4, 1998.
    *21           Subsidiaries of the Registrant
    *27           Financial Data Schedule

         ------------------
         * Filed herewith

(b) Reports on Form 8-K

         The Company filed a Current Report on 8-K for an event of December 29, 1999 to report a reduction in the number of authorized shares in the Preferred Stock.

         The Company filed a Current Report on 8-K for an event of November 23, 1999 to report a change in auditors from Karlins, Arnold & Corbitt P.C. to Merdinger, Fruchter, Rosen & Corso, P.C.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, US Industrial Services, Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  US Industrial Services, Inc.
                                  (Registrant)

                                  By: /s/ Michael E. McGinnis
                                      -----------------------
                                      Michael E. McGinnis
                                      Chief Executive Officer

Dated:  April 26, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          By:  /s/ Michael E. McGinnis               Dated: April 26, 2000
               -----------------------
               Michael E. McGinnis
               Chairman, CEO & President

          By:  /s/ Michael Appling Jr.               Dated: April 26, 2000
               -----------------------
               Michael Appling Jr.
               CFO

          By:  /s/ Andreas O. Tobler                 Dated: April 26, 2000
               ---------------------
               Andreas O. Tobler
               Director

                                  EXHIBIT INDEX

Exhibit
Number         Description
-------        -----------
10.32          Asset Purchase Agreement between American Temporary
               Sanitation, Inc. and P.W. Stephens Residential, Inc. dated
               December 4, 1998.
21             Subsidiaries of the Registrant
27             Financial Data Schedule