Form 10QSB
period 1999-12-31
U S INDUSTRIAL SERVICES INC
filed 2000-04-28
CIK 855424

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



                  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

               Class                         Outstanding at March 31, 2000
               -----                         -----------------------------
      Common stock, no par value                        8,763,978

Transitional Small Business Disclosure Format (Check one):  Yes  [ ]; No  [X]

                          PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                         U.S. INDUSTRIAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999
                                 (In Thousands)
                                   (Unaudited)

     ASSETS
     CURRENT ASSETS
         Cash
                                                                                               $      25
     Accounts receivable, less allowance for doubtful accounts of $118                             3,467
         Notes receivable, current portion                                                         1,509
         Costs and estimated earnings in excess of billings on contracts in progress                   7
         Prepaid expenses and other current assets                                                   297
         Deferred income tax, current portion                                                        275
                                                                                               -----------
                  TOTAL CURRENT ASSETS                                                             5,580
                                                                                               -----------
     PROPERTY, PLANT AND EQUIPMENT, NET                                                            2,982
                                                                                               -----------
     OTHER ASSETS
     Prepaid expenses and other assets                                                                22
         Notes receivable, less current portion                                                    3,573
         Deferred income tax, less current portion                                                 3,262
         Goodwill, net of amortization of $282                                                       653
                                                                                               -----------
                  TOTAL OTHER ASSETS                                                               7,510
                                                                                               -----------
                  TOTAL ASSETS                                                                 $  16,072
                                                                                               ===========
                          LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES
         Accounts payable and accrued liabilities                                              $    1,917
         Current portion of obligations under capital leases                                         612
         Current portion of long-term debt                                                            68
         Due to affiliates, net                                                                    1,576
         Billings in excess of costs and estimated earnings on contracts in progress                 194
                                                                                               -----------
                  TOTAL CURRENT LIABILITIES                                                        4,367
                                                                                               -----------
     LONG-TERM LIABILITIES
         Obligations under capital leases, less current portion                                    1,670
         Long-term debt, less current portion                                                        364
                                                                                               -----------
                  TOTAL LONG-TERM LIABILITIES                                                      2,034
                                                                                               -----------
                  TOTAL LIABILITIES                                                                6,401
                                                                                               -----------
     COMMITMENTS AND CONTINGENCIES

     SHAREHOLDERS' EQUITY
         Common stock, $.01 par value, 25,000 authorized, 8,764 outstanding                           88
         Additional paid-in capital                                                               22,684
         Accumulated deficit                                                                     (13,101)
                                                                                               -----------
                  TOTAL SHAREHOLDERS' EQUITY                                                       9,671
                                                                                               -----------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $  16,072
                                                                                               ===========



   The accompanying notes are an integral part of these financial statements.

                         U.S. INDUSTRIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND
                1998 (In Thousands, except for per share amounts)
                                   (Unaudited)

                                                                                             1999             1998
                                                                                             ----             ----
REVENUE                                                                                  $  2,560       $    2,163
                                                                                         -----------    ------------
COSTS AND EXPENSES
      Direct costs of revenue                                                               1,900            1,776
      Selling, general and administrative expenses                                            826              437
                                                                                         -----------    ------------
      Total operating costs                                                                 2,726            2,213
                                                                                         -----------    ------------

OPERATING LOSS                                                                               (166)             (50)
                                                                                         -----------    ------------

OTHER EXPENSES (INCOME)
      Interest expense (income)                                                                82              (67)
                                                                                         -----------    ------------

      Total other expenses (income)                                                            82              (67)
                                                                                         -----------    ------------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                               (248)              17

INCOME TAX PROVISION                                                                           --            1,229
                                                                                         -----------    ------------

LOSS FROM CONTINUING OPERATIONS                                                              (248)          (1,212)
                                                                                         -----------    ------------

DISCONTINUED OPERATIONS (NET OF INCOME TAX EFFECT OF $0)
      Earnings from operations of residential asbestos business                                --              275
      Earnings from operations of industrial maintenance business                               8               49
      Gain from sale of industrial maintenance business                                                      3,722
      Gain from sale of residential maintenance business                                       --              852
                                                                                         -----------    ------------
      Total earnings from discontinued operations                                               8            4,898
                                                                                         -----------    ------------

NET EARNINGS (LOSS)                                                                      $   (240)      $    3,686
                                                                                         ===========    ============
BASIC EARNINGS (LOSS) PER COMMON SHARE
      Loss from continuing operations                                                    $  (0.03)      $    (0.14)

      Earnings from discontinued operations                                                    --             0.56
                                                                                         -----------    ------------
      Net earnings (loss) per common share                                               $  (0.03)      $     0.42
                                                                                         ===========    ============
WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTING EARNINGS
      (LOSS) PER COMMON SHARE
         Basic                                                                              8,764            8,764
                                                                                         ===========    ============




   The accompanying notes are an integral part of these financial statements.

                         U.S. INDUSTRIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                 (In Thousands)
                                   (Unaudited)

                                                                                 1999              1998
                                                                                 ----              ----
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          $   (1,072)        $      307
                                                                             -------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from notes receivable                                                 984                 --
     Increase in investment                                                          --               (306)
     Capital expenditures                                                          (238)                --
                                                                             -------------
Net cash provided by (used in) investing activities                                 746               (306)
                                                                             -------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net advances (payments) on capital leases and long-term debt                    71             (7,491)
     Net payments on notes receivable                                                --               (335)
     Net proceeds from sale of assets                                                --              7,307
                                                                             -------------     --------------
Net cash provided by (used in) financing activities                                  71               (519)
                                                                             -------------     --------------

NET DECREASE IN CASH                                                               (255)             (518)

CASH AT BEGINNING OF PERIOD                                                         280              2,350
                                                                             -------------     --------------

CASH AT END OF PERIOD                                                        $       25        $     1,832
                                                                             =============     ==============











   The accompanying notes are an integral part of these financial statements.

                          US INDUSTRIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, except Per Share Amounts)
                                  (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by US Industrial Services, Inc., (the "Company"), in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes as contained in Form 10-KSB for the year ended September 30, 1999. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended December 31, 1999 are not necessarily indicative of results of operations to be expected for the full year.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, P.W. Stephens Contractors, Inc. and P.W. Stephens Services, Inc. (collectively referred to as "St. Louis"), and, for the time period operated, J.L. Manta, Inc. and P.W. Stephens Residential, Inc. In addition, the P.W. Stephens Contractors, Inc. and QHI Stephens Contractors, Inc. subsidiaries were discontinued in May 1997, Manta's assets and liabilities were sold in November 1998 and Residential's assets and liabilities were sold in December 1998 and have been accounted for as discontinued operations for all current periods reported under this Form 10QSB.

Net Income Per Share Information

The net income per share amounts have been computed by dividing net income by the weighted average number of common shares outstanding during the respective periods.

In February 1997, The Financial Accounting Standards Board Issued Statement No. 128, "Earnings Per Share", which was required to be adopted on December 31, 1997. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is consistent with the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

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

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform with the current year presentation.

                          US INDUSTRIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, except Per Share Amounts)
                                   (Unaudited)

NOTE 2.  DISCONTINUED OPERATIONS

During the first quarter of fiscal year 1999, the Company sold the assets and liabilities of Manta and Residential. The results of operations for the respective periods presented are reported as a component of discontinued operations in the consolidated statement of operations. Sales from discontinued operations were $12,910 and earnings from discontinued operations were $324 for the quarter ended December 31, 1998. There were no sales from these operations and earnings of only $8 for the quarter ended December 31, 1999.

NOTE 3.  LITIGATION, COMMITMENTS AND CONTINGENCIES

The nature and scope of the Company's business operations bring it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject the Company to potential litigation, which are defended in the normal course of business. At December 31, 1999, there were various claims and disputes incidental to the business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon the Company's financial position, results of operations or cash flows. As of December 31, 1999, the Company has not been named as a responsible party for any environmental issues under the Federal Superfund Law.

NOTE 4.  SUBSEQUENT EVENT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In November 1998, the Company adopted a strategic plan to dispose of all industrial service and environmental companies with the goal of revitalizing the Company with a strong balance sheet and engaging in a line of business related to another industry. The implementation of this strategy began when the Company sold the assets and liabilities of Manta on November 30, 1998. The second step was completed on December 31, 1998 when the Company sold the assets and liabilities of P.W. Stephens Residential, Inc. Management is continuing to evaluate strategic alternative.

RESULTS OF OPERATIONS

General

The Company currently operates primarily in the environmental remediation services industry through St. Louis. The other services formerly provided by the Company have been classified as discontinued operations in the accompanying financial statements. The following discussion and analysis relate to the Company's continuing operations. The results of operations for the three months ended December 31, 1999 are not necessarily indicative of results of operations to be expected for the full year.

Revenue

Revenue during the three months ended December 31, 1999, increased 18% to $2,560,000 from $2,163,000 for the same period in 1998 continues to relate primarily to performance under a significant contract for soil remediation at the Hanford Nuclear Project in Hanford, Washington, that began in March 1999.

Gross Profit

Gross profit during the three months ended December 31, 1999, increased 71% to $660,000 from $387,000 for the same period in 1998. The increase in the gross profit margin can be attributed to the increased sales activity. Gross profit margins increased from 17.9% to 25.8% primarily due to cost controls on various projects and improved gross margins on selected smaller contracts.

Selling, General and Administrative Expenses (SG&A)

SG&A during the three months ended December 31, 1999, increased 89% to $826,000 from $437,000 for the same period in 1998. As a percentage of revenues, SG&A increased from 20.2% in fiscal 1999 to 32.3% in fiscal 1998.

Other Expenses

Interest expense during the three months ended December 31, 1999, was $85,000 compared to income of $67,000 for the same period in 1998.

Net Earnings (Loss)

Net loss for the three months ended December 31, 1999 was $240,000 compared to earnings of $3,686,000 for the same period in 1998. The primary reason for the difference is due to the recognition in 1998 of gains on the sales of the assets and liabilities of Manta and Residential, offset somewhat by the income tax provision of $1,220,000. There were no similar transactions in 1999.

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

During 1999, the Company conducted an assessment of issues related to the Year 2000 Issue and determined that no issues existed which would cause its computer systems not to properly utilize dates beyond December 31, 1999. At this time, the Company cannot fully determine the impact that Year 2000 Issues will have on its customers or suppliers. If the Company's customers or suppliers do not convert their systems to become Year 2000 compliant, the Company may be adversely impacted. The Company believes, however, that its vendors and customers are in compliance with the Year 2000 Issue and has not had any material problems. The Company has completed the Year 2000 project.

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

         None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

    27.0            Financial Data Schedule

(b) REPORTS ON FORM 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                    US INDUSTRIAL SERVICES, INC.



April 27, 2000                      By: /s/ MICHAEL E. MCGINNIS
                                        -----------------------
                                            Michael E. McGinnis
                                            Chairman, CEO and President

April 27, 2000                      By: /s/ MIKE APPLING JR.
                                        --------------------
                                            Mike Appling Jr.
                                            Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
  No.              Description
-------            -----------

 27.0              Financial Data Schedule