Form 10QSB
period 2000-03-31
U S INDUSTRIAL SERVICES INC
filed 2000-08-14
CIK 855424

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



                  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                         40 SKOKIE BOULEVARD, SUITE 110
                           NORTHBROOK, ILLINOIS 60062
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  (847)509-8500
                           (ISSUER'S TELEPHONE NUMBER)


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          US INDUSTRIAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (In Thousands)

                                                                               March 31,    September 30,
                                                                                  2000          1999
                                                                               ---------    -------------
                                                                              (Unaudited)
                                    ASSETS
Current Assets:
Cash                                                                            $     --      $    280
Accounts receivable, less allowance for doubtful accounts of $748                  1,647         2,414
Notes receivable, current portion                                                  1,509         1,489
Costs and estimated earnings in excess of billings on contracts in progress          183           321
Prepaid expenses and other current assets                                            375           249
Deferred income tax, current portion                                                 392           275
                                                                                --------      --------
     Total current assets                                                          4,106         5,028
                                                                                --------      --------

Property, plant and equipment, net                                                 3,550         1,800
                                                                                --------      --------

Other noncurrent assets:
Notes receivable, less current portion                                             3,581         4,577
Deferred income tax, less current portion                                          3,145         3,145
Goodwill, net of amortization of $306                                                637           660
Prepaid expenses and other assets                                                     19            10
                                                                                --------      --------
                                                                                   7,382         8,392
                                                                                --------      --------
Total Assets                                                                    $ 15,038      $ 15,220
                                                                                ========      ========

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities                                        $  2,145      $  2,676
Current portion of obligations under capital leases                                  396           417
Current portion of long-term debt                                                     84            58
Due to affiliates, net                                                             1,320           843
Billings in excess of costs and estimated earnings on contracts in progress          131           246
                                                                                --------      --------
     Total current liabilities                                                     4,076         4,240
                                                                                --------      --------
Non-current liabilities:
Obligations under capital leases, less current portion                             1,986           934
Long-term debt, less current portion                                                 740           134
                                                                                --------      --------
     Total non-current liabilities                                                 2,726         1,068
                                                                                --------      --------
Total liabilities                                                                  6,802         5,308
                                                                                --------      --------
COMMITMENTS AND CONTINGENCIES
                           SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 25,000 authorized, 8,764 outstanding                    88            88
Additional paid-in capital                                                        22,684        22,684
Accumulated deficit                                                              (14,536)      (12,860)
                                                                                --------      --------
Total stockholders' equity                                                         8,236         9,912
                                                                                --------      --------
Total liabilities and stockholders' equity                                      $ 15,038      $ 15,220
                                                                                ========      ========


   The accompanying notes are an integral part of these financial statements.

                          US INDUSTRIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In Thousands, except for per share amounts)
                                   (Unaudited)


                                                             Three Months ended                Six Months ended
                                                                   March 31,                        March 31,
                                                         ----------------------------      ----------------------------
                                                             2000             1999            2000             1999
                                                             ----             ----            ----             ----
Revenue                                                  $     3,120      $     2,502      $     5,680      $    17,574
Cost of revenue                                                2,691            2,055            4,591           14,478
                                                         -----------      -----------      -----------      -----------


Gross profit                                                     429              447            1,089            3,096
Selling, general and administrative expenses                   1,761              514            2,588            2,754
                                                         -----------      -----------      -----------      -----------
                                                              (1,332)             (67)          (1,499)             342

Other:
Gain on sale of assets                                            --               --               --            4,574
Other income -                                                   106               --              106
Interest expense                                                (103)              --             (185)              (9)
                                                         -----------      -----------      -----------      -----------

Net Income (Loss) before discontinued operations              (1,435)              39           (1,684)           5,013

Discontinued operations                                           --               --                8               --
                                                         -----------      -----------      -----------      -----------

Income (Loss) before income taxes                             (1,435)              39           (1,676)           5,013

Income taxes                                                      --               --               --            1,288
                                                         -----------      -----------      -----------      -----------

Net income (loss)                                        $    (1,435)     $        39      $    (1,676)     $     3,725
                                                         ===========      ===========      ===========      ===========

Net income per share                                     $     (0.16)     $      0.01      $     (0.19)     $      0.43
                                                         ===========      ===========      ===========      ===========

Weighted average number of common shares outstanding       8,763,978        8,763,978        8,763,978        8,763,978
                                                         ===========      ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                          US INDUSTRIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (In Thousands)
                                   (Unaudited)


                                                                 2000         1999
                                                                 ----         ----
Net cash (used in) provided by operating activities, net
of effects of business acquired                                $  (824)     $  (186)

Cash flow from investing activities:
Purchase of machinery and equipment                             (2,093)      (1,064)
Increase in investment                                              --         (306)
                                                               -------      -------

Net cash (used in) provided by investing activities             (2,093)      (1,371)

Cash flow from financing activities:
Net (payments)advances on notes payable and long term debt       1,661       (6,508)
Net (advances) payments on notes receivable                        976         (742)
Net proceeds from the sale of assets                                --        7,307
                                                               -------      -------

Net cash provided by financing activities                        2,637           57
                                                               -------      -------

Net (decrease) increase in cash                                   (280)      (1,499)
Cash, beginning of period                                          280        2,350
                                                               -------      -------

Cash, end of period                                            $    --      $   850
                                                               =======      =======


   The accompanying notes are an integral part of these financial statements.

                          US INDUSTRIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, except Per Share Amounts)
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by US Industrial Services, Inc., (the "Company"), in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes as contained in Form 10-KSB for the year ended September 30, 1999. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended March 31, 2000 are not necessarily indicative of results of operations to be expected for the full year.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, P.W. Stephens Contractors, Inc. and P.W. Stephens Services, Inc. (collectively referred to as "St. Louis"), and, for the time period operated, J.L. Manta, Inc. ("Manta") and P.W. Stephens Residential, Inc. ("Residential"). In addition, the P.W. Stephens Contractors, Inc. and QHI Stephens Contractors, Inc. subsidiaries were discontinued in May 1997, Manta's assets and liabilities were sold in November 1998 and Residential's assets and liabilities were sold in December 1998 and have been accounted for as discontinued operations for all current periods reported under this Form 10-QSB.

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

                          US INDUSTRIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, except Per Share Amounts)
                                   (Unaudited)

NOTE 2. DISCONTINUED OPERATIONS

During the first quarter of fiscal year 1999, the Company sold the assets and liabilities of Manta and Residential. The results of operations for the respective periods presented are reported as a component of discontinued operations in the consolidated statement of operations. There were no sales from these operations and earnings of only $8 for the period March 31, 2000.

NOTE 3. LITIGATION, COMMITMENTS AND CONTINGENCIES

The nature and scope of the Company's business operations bring it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject the Company to potential litigation, which are defended in the normal course of business. At March 31, 2000, there were various claims and disputes incidental to the business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon the Company's financial position, results of operations or cash flows. As of March 31, 2000, the Company had not been named as a responsible party for any environmental issues under the Federal Superfund Law.

NOTE 4. SUBSEQUENT EVENT

On July 27, 2000, a transaction was completed with a private investment firm that altered the ownership of the holding Company's substantial shareholder. A Form 8-K and, subsequently, Form 13-D were filed with the Securities and Exchange Commission indicating these changes. As a result of this process, the Company reconstituted its Board of Directors and changed its executive management. New management is currently focused on improving operations, bringing current its public findings, and addressing strategic planning issues.

Former management previously reported a potential merger that, if concluded, would require the issuance of a substantial amount of the Company's shares. management will conduct an evaluation of these discussions. In the past, former management indicated that it had adopted a plan to dispose of its industrial service and environmental companies. Current management is evaluating its options and is focused on improving the financial performance of its current business.

Agreements entered into by previous management are being reviewed by our new management.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In the past, former management indicated that it had adopted a plan to dispose of its industrial service and environmental companies. Current management is evaluating its options and is focused on improving the financial performance of its current business.

RESULTS OF OPERATIONS

General

The Company currently operates primarily in the environmental remediation services industry through St. Louis. The other services formerly provided by the Company have been classified as discontinued operations in the accompanying financial statements. The following discussion and analysis relate to the Company's continuing operations. The results of operations for the six months ended March 31, 2000 are not necessarily indicative of results of operations to be expected for the full year.

Revenue

Revenue during the three months ended March 31, 2000 increased to $3.1 million from $2.5 million resulting from successful efforts to expand its customer base. Revenue for the six months ended March 31, 2000 decreased to $5.6 million from
17.6 million primarily related to the sale of the assets of Residential and Manta completed during the first quarter of fiscal 1999.

Selling, General and Administrative Expenses (SG&A)

SG&A during the three months ended March 31, 2000 increased 342% to $1.8 million from $0.5 million for the same period in 1999. For the six months ended March 31, 2000 SG&A decreased 7% to $2.6 million from $2.8 million for the same periods in 1999.


Other Income

Other income during the three and six months ended March 31, 1999 of approximately $106 represents interest earned on notes receivable advanced by the Company.


Other Expenses

Interest expense during the three months and six months ended March 31, 2000 was $103 and 185, respectively, and relates primarily to the capital leases entered into in the first quarter 2000.

Net Earnings (Loss)

Net loss during the three and six months ended March 31, 2000, decreased to $1.4 million and $1.7 million, respectively, from $0 and $3.7 million for the same periods in 1999. The decrease was attributed to the gain realized from the sale of the assets of Residential and Manta during the first quarter 1999.

Liquidity and Capital Resources

The Company believes that the proceeds from the sale of assets, the cash flows from the existing operations of St. Louis and the financing arrangements the Company currently has in place will be sufficient throughout the next twelve months to finance its working capital needs, planned capital expenditures, debt service and the outstanding obligations from the Company's discontinued operations. Implementation of the Company's strategic plan of expanding its operation may require additional capital.

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

                         US INDUSTRIAL SERVICES, INC.



August 14, 2000          By: /s/ FRANK FRADELLA



                                   Frank Fradella
                                   CEO and President

                                  EXHIBIT INDEX


EXHIBIT
  NO.              DESCRIPTION
-------            -----------

 27.0              Financial Data Schedule