Form 10QSB
period 2000-06-30
U S INDUSTRIAL SERVICES INC
filed 2000-08-21
CIK 855424

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



                  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date.

               Class                        Outstanding at July 31, 2000
               -----                        ----------------------------

      Common stock, no par value                     8,763,978

Transitional Small Business Disclosure Format (Check one):  Yes  [ ]; No  [X]

                          PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                          US INDUSTRIAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (In Thousands)

                                                                              June 30,       September 30,
                                                                                2000             1999
                                                                              --------       ------------
                                                                             (Unaudited)
                                    ASSETS
Current Assets:
Cash                                                                          $     81         $    280
Accounts receivable, less allowance for doubtful accounts of $748                1,811            2,414
Notes receivable, current portion                                                1,509            1,489
Costs and estimated earnings in excess of billings on contracts in progress        193              321
Prepaid expenses and other current assets                                          148              249
Deferred income tax, current portion                                               392              275
                                                                              --------         --------
     Total current assets                                                        4,134            5,028
                                                                              --------         --------

Property, plant and equipment, net                                               3,454            1,800
                                                                              --------         --------

Other noncurrent assets:
Notes receivable, less current portion                                           3,589            4,577
Deferred income tax, less current portion                                        3,145            3,145
Goodwill, net of amortization of $323                                              644              660
Prepaid expenses and other assets                                                   19               10
                                                                              --------         --------
                                                                                 7,397            8,392
                                                                              --------         --------
Total Assets                                                                  $ 14,985         $ 15,220
                                                                              ========         ========

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities                                      $  3,046         $  2,676
Current portion of obligations under capital leases                                396              417
Current portion of long-term debt                                                   84               58
Due to affiliates, net                                                           1,450              843
Billings in excess of costs and estimated earnings on contracts in progress          -              246
                                                                              --------         --------
     Total current liabilities                                                   4,976            4,240
                                                                              --------         --------
Non-current liabilities:
Obligations under capital leases, less current portion                           1,667              934
Long-term debt, less current portion                                               966              134
                                                                              --------         --------
     Total non-current liabilities                                               2,633            1,068
                                                                              --------         --------
Total liabilities                                                                7,609            5,308
                                                                              --------         --------
COMMITMENTS AND CONTINGENCIES
                           SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 25,000 authorized, 8,764 outstanding                  88               88
Additional paid-in capital                                                      22,684           22,684
Accumulated deficit                                                            (15,396)         (12,860)
                                                                              --------         --------
Total stockholders' equity                                                       7,376            9,912
                                                                              --------         --------
Total liabilities and stockholders' equity                                    $ 14,985         $ 15,220
                                                                              ========         ========


   The accompanying notes are an integral part of these financial statements.

                          US INDUSTRIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In Thousands, except for per share amounts)
                                   (Unaudited)


                                                                Three Months ended              Nine Months ended
                                                                     June 30,                       June 30,
                                                            -------------------------       ------------------------
                                                               2000           1999             2000         1999
                                                               ----           ----             ----         ----
Revenue                                                     $    3,579     $    2,520       $    9,259    $   20,095
Cost of revenue                                                  2,983          2,027            7,574        16,505
                                                            ----------     ----------       ----------    ----------

Gross profit                                                       596            493            1,685         3,590
Selling, general and administrative expenses                     1,390            659            3,977         3,413
                                                            ----------     ----------       ----------    ----------
                                                                  (794)          (166)          (2,292)          177
Other:
Gain on sale of assets                                               -              -                -         4,574
Other income                                                         -            148                -           245
Interest expense                                                   (66)             -             (252)            -
                                                            ----------     ----------       ----------    ----------
Net Income (Loss) before discontinued operations                  (860)           (18)          (2,544)        4,996

Discontinued operations                                              -              -                8             -
                                                            ----------     ----------       ----------    ----------
Income (Loss) before income taxes                                 (860)           (18)          (2,536)        4,996

Income taxes                                                         -              -                -         1,288
                                                            ----------     ----------       ----------    ----------
Net income (loss)                                           $     (860)    $     ( 18)      $   (2,536)   $    3,708
                                                            ==========     ==========       ==========    ==========
Net income per share                                        $    (0.10)    $    (0.01)      $    (0.29)   $     0.42
                                                            ==========     ==========       ==========    ==========
Weighted average number of common shares outstanding         8,763,978      8,763,978        8,763,978     8,763,978
                                                            ==========     ==========       ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                          US INDUSTRIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (In Thousands)
                                   (Unaudited)

                                                               2000       1999
                                                             -------    -------
Net cash (used in) provided by operating activities, net
of effects of business acquired                              $  (544)   $  (165)

Cash flow from investing activities:
Purchase of machinery and equipment                           (2,212)    (1,065)
Increase in investment                                             -       (606)
                                                             -------    -------

Net cash (used in) provided by investing activities           (2,212)    (1,671)

Cash flow from financing activities:
Net (payments)advances on notes payable and long term debt     1,581     (5,883)
Net (advances) payments on notes receivable                      976     (1,102)
Net proceeds from the sale of assets                               -      7,307
                                                             -------    -------

Net cash provided by financing activities                      2,557        322
                                                             -------    -------

Net (decrease) increase in cash                                 (199)    (1,514)
Cash, beginning of period                                        280      2,350
                                                             -------    -------

Cash, end of period                                          $    81    $   836
                                                             =======    =======



   The accompanying notes are an integral part of these financial statements.

                          US INDUSTRIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, except Per Share Amounts)
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by US Industrial Services, Inc., (the "Company"), in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes as contained in Form 10-KSB for the year ended September 30, 1999. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended June 30, 2000 are not necessarily indicative of results of operations to be expected for the full year.

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

                          US INDUSTRIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, except Per Share Amounts)
                                   (Unaudited)

NOTE 2.  DISCONTINUED OPERATIONS

During the first quarter of fiscal year 1999, the Company sold the assets and liabilities of Manta and Residential. The results of operations for the respective periods presented are reported as a component of discontinued operations in the consolidated statement of operations. There were no sales from these operations and earnings of only $8 for the period June 30, 2000.

NOTE 3.  LITIGATION, COMMITMENTS AND CONTINGENCIES

The nature and scope of the Company's business operations bring it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject the Company to potential litigation, which are defended in the normal course of business. At June 30, 2000, there were various claims and disputes incidental to the business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon the Company's financial position, results of operations or cash flows. As of June 30, 2000, the Company had not been named as a responsible party for any environmental issues under the Federal Superfund Law.

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

RESULTS OF OPERATIONS

General

The Company currently operates primarily in the environmental remediation services industry through St. Louis. The other services formerly provided by the Company have been classified as discontinued operations in the accompanying financial statements. The following discussion and analysis relate to the Company's continuing operations. The results of operations for the nine months ended June 30, 2000 are not necessarily indicative of results of operations to be expected for the full year.

Revenue

Revenue during the three months ended June 30, 2000 increased to $3.6 million from $2.5 million resulting from successful efforts to expand its customer base. Revenue for the nine months ended June 30, 2000 decreased to $9.2 million from $20 million primarily related to the sale of the assets of Residential and Manta completed during the first quarter of fiscal 1999.

Selling, General and Administrative Expenses (SG&A)

SG&A during the three months ended June 30, 2000 increased 210% to $1.4 million from $0.7 million for the same period in 1999. For the nine months ended June 30, 2000 SG&A increased to $4.0 million from $3.4 million for the same periods in 1999.


Other Income

Other income during the three and nine months ended June 30, 1999 of approximately $66 and $252, respectively, is interest earned on notes receivable advanced by the Company.


Other Expenses

Interest expense during the three months and nine months ended June 30, 2000 was $103 and 185, respectively, and relates primarily to the capital leases entered into in the first quarter 2000.

Net Earnings (Loss)

Net loss during the three and nine months ended June 30, 2000, decreased to $(0.9) million and $(2.5) million, respectively, from $0 and $3.7 million for the same periods in 1999. The decrease was attributed to the gain realized from the sale of the assets of Residential and Manta during the first quarter 1999.

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



August 21, 2000                     By: /s/ FRANK FRADELLA



                                           Frank Fradella
                                           CEO and President

                                 EXHIBIT INDEX

Exhibit
  No.              Description
-------            -----------

 27.0              Financial Data Schedule

THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM US INDUSTRIAL SERVICES, INC. FOR 10-Q FOR THE PERIOD ENDED JUNE 30, 2000 AND IS QUALIFIED IN IT'S ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.