Form 10KSB
period 2000-09-30
U S INDUSTRIAL SERVICES INC
filed 2001-02-21
CIK 855424

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB

(Mark One)

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2000.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

                       COMMISSION FILE NUMBER 0-22388
                                              -------

                          US INDUSTRIAL SERVICES, INC.
--------------------------------------------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

             Delaware                                  99-0273889
         ---------------                         ---------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

40 Skokie Boulevard, Suite 110, Northbrook, Illinois             60062
----------------------------------------------------          ----------
     (Address of principal executive offices)                 (Zip Code)

                  Issuer's telephone number (847) 509-8500
                                            --------------

          Securities to be registered under Section 12(g) of the Act:
                                (Title of class)
                          Common Stock, $.01 par value
                          ----------------------------

                      Name of exchange on which registered
                               OTC Bulletin Board
                          ---------------------------
       Securities to be registered under Section 12(g) of the Act:   None


--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

            State issuer's revenues for its most recent fiscal year.
                                  $13,511,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.
                        $4,900,000 as of February 14, 2001

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Documents incorporated by reference.
     None

                     TRANSITIONAL SMALL BUSINESS DISCLOSURE
                              Format (Check one):
                                Yes [ ]  No [X]

                          US INDUSTRIAL SERVICES, INC.

                                Table of Contents

PART I
         Item 1.    Description of Business                                                                    3
         Item 2.    Description of Property                                                                    8
         Item 3.    Legal Proceedings                                                                          8
         Item 4.    Submission of Matters to a Vote of Security Holders                                        8

PART II
         Item 5.    Market for Common Equity And Related Stockholder Matters                                   9
         Item 6.    Management's Discussion and Analysis of Plan                                               9
         Item 7.    Financial Statements                                                                      12
         Item 8.    Changes In and Disagreements with Accountants on Accounting and Financial Structure       28

PART III
         Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with
                      Section 16 (A) of the Exchange Act                                                      29
         Item 10.   Executive Compensation                                                                    29
         Item 11.   Security Ownership of Certain Beneficial Owners and Management                            30
         Item 12.   Certain Relationships and Related Transactions                                            30
         Item 13.   Exhibit and Reports on Form 8-K                                                           32

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

Subsequent to the May 1998 reincorporation and recapitalization (the "Reincorporation"), the Company affected a conversion of a substantial portion of its unsecured debt to equity, disposed of most operating businesses and is seeking to refocus its activities in other industries.

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

As of July 24, 1998, American Eco sold the Notes to USIS Acquisition, L.L.C. (the "Holder") for $5.0 million in cash and a secured promissory note for $12.9 million repayable on January 29, 1999. The Holder converted the Notes into 5,295,858 shares of the Company's Common Stock, and secured its promissory note to American Eco with a pledge of the 5,295,858 shares. In November 1998, the Holder advised American Eco that the Holder would not be able to pay its note at maturity, and American Eco took ownership of the pledged shares in discharge of the Holder's note. In November 1998, American Eco owned 7,175,858 shares of the Company's Common Stock representing 81.9% of the outstanding shares. The Company was a majority-owned subsidiary of American Eco Corporation ("AEC") through July 21, 2000 at which time control was obtained by Deere Park Capital, L.L.C. ("Deere Park") Deere Park acquired approximately 81.9% of the Company's common stock. On December 21, 2000 Deere Park sold 50% of its interest to an individual and currently the Company is not a majority owned subsidiary of any entity. As noted below, the Company sold substantially all of its operating assets on September 29, 2000.

Effective June 22, 1998, the Company completed a recapitalization and reincorporation through a merger with USIS, a newly formed Delaware corporation, and wholly owned subsidiary of EIF Holdings, Inc. USIS became the surviving company, and all outstanding shares of EIF common stock were exchanged on a one-for-one basis for shares of USIS common stock.

On September 29, 2000 the Company sold its holdings in P.W. Stephens Environmental, Inc., P.W. Stephens Contractors, Inc., P.W. Stephens Services, Inc. and P.W. Stephens Northwest, Inc. to Spruce MacIntyre Holding Corp. ("Spruce"). The company also assigned to Spruce its interest in a note receivable from American Temporary Sanitation Inc., with a face value of $1,220,000. Total consideration for the sale and assignment is $1,650,000. The assets sold comprise substantially all of the Company's operating assets and liabilities and operations for the year ended September 30, 2000.

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

Services Provided By Continuing Subsidiaries

On September 29, 2000 the Company sold its holdings in P.W. Stephens Environmental, Inc., P.W. Stephens Contractors, Inc., P.W. Stephens Services, Inc. and P.W. Stephens Northwest, Inc. to Spruce MacIntyre Holding Corp. ("Spruce"). The company also assigned to Spruce its interest in a note receivable from American Temporary Sanitation Inc., with a face value of $1,220,000. Total consideration for the sale and assignment is $1,650,000. The assets sold comprise substantially all of the Company's operating assets and liabilities and operations for the year ended September 30, 2000.

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

Strategy

In November 1998, the Company adopted a strategic plan to sell off all industrial service and environmental companies with the goal of rebuilding the Company with a clean balance sheet and engaging in a line of business related to another industry. The implementation of this strategy began when the Company sold the assets and liabilities of Manta on November 30, 1998. The second step was completed on December 31, 1998 when the

Company sold the assets and liabilities of Residential. Management is continuing to evaluate strategic alternatives. On September 29, 2000 the Company sold its holdings in P.W. Stephens Environmental, Inc., P.W. Stephens Contractors, Inc., P.W. Stephens Services, Inc. and P.W. Stephens Northwest, Inc. to Spruce MacIntyre Holding Corp. ("Spruce"). The company also assigned to Spruce its interest in a note receivable from American Temporary Sanitation Inc., with a face value of $1,220,000. Total consideration for the sale and assignment is $1,650,000. The assets sold comprise substantially all of the Company's operating assets and liabilities and operations for the year ended September 30, 2000.

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

On September 29, 2000 the Company sold its holdings in P.W. Stephens Environmental, Inc., P.W. Stephens Contractors, Inc., P.W. Stephens Services, Inc. and P.W. Stephens Northwest, Inc. to Spruce MacIntyre Holding Corp. ("Spruce"). The company also assigned to Spruce its interest in a note receivable from American Temporary Sanitation Inc., with a face value of $1,220,000. Total consideration for the sale and assignment is $1,650,000. The assets sold comprise substantially all of the Company's operating assets and liabilities and operations for the year ended September 30, 2000.

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

Lead hazard removal is currently regulated by OSHA and the EPA. In general, OSHA regulations set the permissible lead exposure level for construction workers and EPA regulates emission of lead into the air and soil. Disposal of lead containing material is regulated under the Resource Conservation Recovery Act
(RCRA). The EPA has been mandated by Title X (the Residential Housing Act of
1992) to have contractor training and certification requirements in place during 1994. These interim training guidelines were implemented on November 1, 1994. On September 29, 2000 the Company sold its holdings in P.W. Stephens Environmental, Inc., P.W. Stephens Contractors, Inc., P.W. Stephens Services, Inc. and P.W. Stephens Northwest, Inc. to Spruce MacIntyre Holding Corp. ("Spruce"). The company also assigned to Spruce its interest in a note receivable from American Temporary Sanitation Inc., with a face value of $1,220,000. Total consideration for the sale and assignment is $1,650,000. The assets sold comprise substantially all of the Company's operating assets and liabilities and operations for the year ended September 30, 2000.

State and Local Regulations

P.W. Stephens St. Louis provided services in the states of Illinois, Iowa, Missouri, Nebraska and Washington. Each state has its own local laws and regulations to supplement the federal laws. A number of states have promulgated regulations setting forth such requirements as registration or licensing of asbestos abatement contractors, training courses and licensing for workers, notification of intent to undertake abatement projects and requires approvals from certain state agencies. Management believes the Company holds all necessary licenses and permits required by these states for business operation.

On September 29, 2000 the Company sold its holdings in P.W. Stephens Environmental, Inc., P.W. Stephens

Contractors, Inc., P.W. Stephens Services, Inc. and P.W. Stephens Northwest, Inc. to Spruce MacIntyre Holding Corp. ("Spruce"). The company also assigned to Spruce its interest in a note receivable from American Temporary Sanitation Inc., with a face value of $1,220,000. Total consideration for the sale and assignment is $1,650,000. The assets sold comprise substantially all of the Company's operating assets and liabilities and operations for the year ended September 30, 2000.

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

On September 29, 2000 the Company sold its holdings in P.W. Stephens Environmental, Inc., P.W. Stephens Contractors, Inc., P.W. Stephens Services, Inc. and P.W. Stephens Northwest, Inc. to Spruce MacIntyre Holding Corp. ("Spruce"). The company also assigned to Spruce its interest in a note receivable from American Temporary Sanitation Inc., with a face value of $1,220,000. Total consideration for the sale and assignment is $1,650,000. The assets sold comprise substantially all of the Company's operating assets and liabilities and operations for the year ended September 30, 2000.

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

On September 29, 2000 the Company sold its holdings in P.W. Stephens Environmental, Inc., P.W. Stephens Contractors, Inc., P.W. Stephens Services, Inc. and P.W. Stephens Northwest, Inc. to Spruce MacIntyre Holding Corp. ("Spruce"). The company also assigned to Spruce its interest in a note receivable from American Temporary Sanitation Inc., with a face value of $1,220,000. Total consideration for the sale and assignment is $1,650,000. The assets sold comprise substantially all of the Company's operating assets and liabilities and operations for the year ended September 30, 2000.

Research and Development

Research and development activities for the fiscal years ended September 30, 1999 and 1998 have not been material and the Company has had no customer sponsored research activities during each of these periods. Employees As of January 31, 2001, the Company had 3 full-time personnel employed as executives, directors, administrative and clerical support.

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

On September 29, 2000 the Company sold its holdings in P.W. Stephens Environmental, Inc., P.W. Stephens Contractors, Inc., P.W. Stephens Services, Inc. and P.W. Stephens Northwest, Inc. to Spruce MacIntyre Holding Corp. ("Spruce"). The company also assigned to Spruce its interest in a note receivable from American Temporary Sanitation Inc., with a face value of $1,220,000. Total consideration for the sale and assignment is $1,650,000. The assets sold comprise substantially all of the Company's operating assets and liabilities and operations for the year ended September 30, 2000.

Royalties, Patents and Trademarks

The Company does not currently own any patents, royalties, trademarks, licenses, franchises or concessions which are material to its business.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's principal corporate office is located at 40 Skokie Blvd., Suite 110, Northbrook, Illinois which consists of office space shared with Deere Park Capital, L.L.C. at no incremental cost to the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of shareholders during the last quarter of fiscal 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Prices

         The Common Stock of the Company is traded in the over-the-counter market. Quotations are published in the National Quotation Bureau "Pink Sheets" and the OTC Bulletin Board under the symbol USIS.OB. The following table sets forth, for the fiscal quarters indicated, the range of the high ask and low bid quotations for the Company's Common Stock as reported by the National Quotation Bureau, Inc. The quotations presented are between broker-dealers and do not include retail mark-ups, mark-downs, or other fees and commissions. As a result, the following quotations may no reflect actual transactions.

         Fiscal Year ended September 30, 2000:        HIGH ASK        LOW ASK
                                                      -----------------------

         Quarter ended September 30, 2000               2.63            0.63
         Quarter ended June 30, 2000                    2.13            0.53
         Quarter ended March 31, 2000                   4.75            0.31
         Quarter ended December 31, 1999                3.00            0.44


         Fiscal Year ended September 30, 1999:        HIGH ASK        LOW ASK
                                                      -----------------------

         Quarter ended September 30, 1999              19.00            2.63
         Quarter ended June 30, 1999                   11.06            0.31
         Quarter ended March 31, 1999                   1.70            0.38
         Quarter ended December 31, 1998                0.58            0.38

Stockholders

         As of December 31, 2000, the Company had approximately 79 record holders of its Common Stock, as reflected on the books of the Company's transfer agent. A significant number of shares are held in street names and as such the Company believes the actual number of beneficial owners is higher.

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

Item 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN

General

         On September 29, 2000 the Company sold its holdings in P.W. Stephens Environmental, Inc.("PWSE"), P.W. Stephens Contractors, Inc. ("PWSC"),P.W. Stephens Services, Inc.("PWSS") and P.W. Stephens Northwest, Inc.("PWSN") to Spruce MacIntyre Holding Corp. ("Spruce"). The company also assigned to Spruce its interest in a note receivable from American Temporary Sanitation Inc., with a face value of $1,220,000. Total consideration for the sale and assignment is $1,650,000. The assets sold comprise substantially all of the Company's operating assets and liabilities and operations for the year ended September 30, 2000.

         Revenue:

         Revenue for the year ended September 30, 2000 increased 34.4% to $13,511,000 from $10,050,000 for the same period in 1999. The increase in revenue can be attributed to performance under a significant contract for soil remediation at the Hanford Nuclear Project in Hanford, Washington, that began in March 1999.

         Gross Profit:

         Gross profit for the year ended September 30, 2000 increased 21.0% to $2,706,000 from $2,236,000 for the same period in 1999. The increase in the gross profit margin can be attributed to the increased sales activity. Gross profit margins decreased from 22.2% to 20.0% primarily due to lower margins relating to the soil remediation contract at the Hanford Nuclear Project.

         Selling, General and Administrative Expenses:

         Selling, general and administrative expenses for the year ended September 30, 2000 were $5,796,000 compared to $2,267,000 for the same period in 1999. Approximately $360,000 of this increase is attributable to management fees charged by AEC.

         Other Income (Expenses):

         Other income (expenses) for the years ended September 30, 2000 and 1999 were $402,000 and $(5,388,000), respectively. The income in 2000 is attributable primarily to the gain on the sale of PWSE, PWSC, PWSS and PWSN. The expenses in 1999 were due primarily to write-offs of certain notes receivable, the loss on disposal of certain securities and financing fees.

          Provision for Income Tax

         In fiscal 1998 the Company recognized $3,842,000 of income tax benefits of the Company's net operating loss carryforwards. The Company reserved $3,537,000 and $1,038,000 in 2000 and 1999, respectively, of it not operating loss carryforwards.

         Discontinued Operations

         Discontinued operation income for the year ended September 30, 1999 is primarily related to the recognition of a gain of $3,345,000 upon the sale of Manta.

         Liquidity and Capital Resources

         The Company's existing capital resources as of September 30, 2000 consists of cash and notes totaling $6,079,000 compared to $6,346,000 for the year ended September 30, 1999. The Company believes that the proceeds from the sale of assets and the financing arrangements the Company currently has in place will be sufficient throughout the next twelve months to finance its working capital needs, planned capital expenditures, debt service and the outstanding obligations from the Company's discontinued operations. Implementation of the Company's strategic plan of expanding its operation may require additional capital.

         During fiscal year 2000 the Company utilized net cash in operating activities of $129,000, including a net loss of $6,225,000.

         The Company's investing activities provided $443,000, primarily due to collections from notes receivable from the sale of Manta.

         The Company's financing activities utilized $582,000, primarily due to payments on long-term debt.

Information Regarding Forward Looking Statements

         This Form 10-KSB includes forward looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements included statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other that statements of historical facts. Forward looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially. The Company's expectations and beliefs are expressed in good faith and are believed by the Company to have a reasonable basis but there can be no assurance that management's expectations, beliefs or projections will be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in view of the Company could cause actual results to differ materially from those discussed in the forward-looking statements: the availability of debt or equity capital to fund the Company to manage its operations effectively, the collection and realization of its investments and notes receivable, the economic conditions that could affect demand for the Company's services, the adverse outcome of litigation and proceedings, the ability of the Company to complete projects profitably and the severe weather conditions that could delay projects.

ITEM 7.       FINANCIAL STATEMENTS


                                      INDEX






                                                                      PAGE
                                                                      ----

INDEPENDENT AUDITORS' REPORT                                           13

CONSOLIDATED BALANCE SHEETS                                            14

CONSOLIDATED STATEMENTS OF OPERATIONS                                  15

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                         16

CONSOLIDATED STATEMENTS OF CASH FLOWS                                  17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          18-28

                          INDEPENDENT AUDITORS' REPORT




TO THE BOARD OF DIRECTORS
 U.S. INDUSTRIAL SERVICES, INC.:


We have audited the accompanying consolidated balance sheet of U.S. Industrial Services, Inc. as of September 30, 2000, and the consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Industrial Services, Inc. as of September 30, 2000, and the consolidated results of its operations and its cash flows for each of the two years then ended in conformity with generally accepted accounting principles.



                              MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                              Certified Public Accountants

New York, New York
February 2, 2001

                         U. S. INDUSTRIAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                 (In Thousands)

       ASSETS
CURRENT ASSETS
     Cash                                                       $       12
     Receivable on sale of assets                                      100
     Notes receivable, current portion                               2,550
                                                                ----------
       Total current assets                                          2,662

OTHER ASSETS
     Notes receivable, less current portion                          3,417
                                                                ----------

       TOTAL ASSETS                                             $    6,079
                                                                ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued liabilities                   $      529
     Other payables                                                  1,370
                                                                ----------
         Total current liabilities                                   1,899
                                                                ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value, 25,000 shares
      authorized 8,764 shares issued and outstanding                    88
     Additional paid-in capital                                     23,177
     Accumulated deficit                                           (19,085)
                                                                ----------
       Total stockholders' equity                                    4,180
                                                                ----------
       TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                                  $    6,079
                                                                ==========








The accompanying notes are an integral part of these consolidated financial statements.

                         U. S. INDUSTRIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           SEPTEMBER 30, 2000 AND 1999
                   (In Thousands except for per share amounts)

                                                                   2000          1999
                                                                 --------      --------
REVENUE                                                          $ 13,511      $ 10,050
                                                                 --------      --------
COSTS AND EXPENSES
Direct costs of revenue                                            10,805         7,814
Selling, general and administrative expenses                        5,796         2,267
                                                                 --------      --------
                                                                   16,601        10,081
                                                                 --------      --------
OPERATING LOSS                                                     (3,090)          (31)
                                                                 --------      --------
OTHER INCOME (EXPENSE)
   Write-off of notes receivable                                       --        (1,204)
   Loss on disposal of securities                                      --        (1,298)
   Financing fees                                                      --        (2,849)
   Gain on sale of subsidiary                                         379            --
   Interest income (expense), net                                      23           (37)
                                                                 --------      --------
   Total other income (expense)                                       402        (5,388)
                                                                 --------      --------
LOSS FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                             (2,688)       (5,419)

INCOME TAX PROVISION                                                3,537         1,038
                                                                 --------      --------
LOSS FROM CONTINUING OPERATIONS                                    (6,225)       (6,457)
                                                                 --------      --------
DISCONTINUED OPERATIONS (NET OF INCOME
 TAX EFFECT OF $-0-)
   Earnings from operations of residential asbestos business           --           224
   Loss from operations of industrial maintenance business             --          (208)
   Gain from sale of industrial maintenance business                   --         3,345
                                                                 --------      --------
   Total earnings from discontinued operations                         --         3,361
                                                                 --------      --------
NET LOSS                                                         $ (6,225)     $ (3,096)
                                                                 ========      ========
BASIC AND DILUTED EARNINGS (LOSS)
 PER COMMON SHARE
   Loss from continuing operations                               $  (0.71)     $  (0.74)
   Earnings from discontinued operations                               --          0.39
                                                                 --------      --------
   Net earnings (loss) per common share                             (0.71)        (0.35)
                                                                 ========      ========
   WEIGHTED AVER NUMBER OF SHARES USED IN
    COMPUTING EARNINGS (LOSS) PER COMMON SHARE
   Basic and diluted                                                8,764         8,764
                                                                 ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                         U. S. INDUSTRIAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           SEPTEMBER 30, 2000 AND 1999
                                 (In Thousands)

                                                                                     Accumulated
                                             Common Shares           Additional         Other                             Total
                                         Shares         Dollar        Paid-in       Comprehensive      Accumulated     Shareholders'
                                      Outstanding       Amount        Capital          Income            Deficit         Equity
                                      -----------    ------------   ------------   ---------------    -------------    ------------
Balance September 30, 1998                8,764        $     88       $ 22,636         $   (888)         $ (9,764)       $ 12,072

Realized loss on securities, net             --              --             --              888                --             888
Issuance of warrants                         --              --             48               --                --              48
Net loss                                     --              --             --               --            (3,096)         (3,096)
                                       --------        --------       --------         --------          --------        --------

Balance, September 30, 1999               8,764              88         22,684               --           (12,860)          9,912
Issuance of warrants                         --              --            493               --                --             493
Net loss                                     --              --             --               --            (6,225)         (6,225)
                                       --------        --------       --------         --------          --------        --------

Balance September 30, 2000                8,764        $     88       $ 23,177         $     --          $(19,085)       $  4,180
                                       ========        ========       ========         ========          ========        ========






The accompanying notes are an integral part of these financial statements.

                         U. S. INDUSTRIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           SEPTEMBER 30, 2000 AND 1999
                                 (In Thousands)

                                                                             2000          1999
                                                                           --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                               $ (6,225)     $ (3,096)
        Adjustments to reconcile net loss to net cash used
         in operating activities:
          Depreciation and amortization                                         680           582
          Allowance for doubtful accounts                                       (81)           --
          Gain on sale                                                         (379)       (3,345)
          Loss on disposal of machinery and equipment                            --             6
          Change in deferred income tax                                       3,537           871
          Write-off of securities available for sale                             --         1,298
          Write-off of notes receivable                                         336           904
          Issuance of warrants                                                  493            48
          Change in accounts receivable                                         (87)       (1,527)
          Change in notes receivable - accrued interest                        (208)         (232)
          Change in costs and estimated earnings in excess of
              billings on jobs in progress                                      321          (248)
          Change in prepaid expenses and other current assets                  (211)          (85)
          Change in other assets                                                 34           (48)
          Change in accounts payable and accrued liabilities                  1,515        (8,458)
          Change in other payables and due to affiliates                       (534)          842
          Change in billings in excess of costs and estimated earnings
              on jobs in progress                                               680           862
                                                                           --------      --------
    Net cash used in operating activities                                      (129)      (11,625)
                                                                           --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from notes receivable                                            1,000        15,066
    Advances for notes receivable                                                --          (760)
    Divestiture of cash                                                        (421)        3,282
    Capital expenditures                                                       (136)         (418)
                                                                           --------      --------
    Net cash provided by investing activities                                   443        17,170
                                                                           --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on long-term debt                                       (582)       (7,778)
    Proceeds from long-term debt                                                 --           164
                                                                           --------      --------
    Net cash used in financing activities                                      (582)       (7,778)
                                                                           --------      --------
NET DECREASE IN CASH                                                           (268)       (2,069)

CASH AT BEGINNING OF YEAR                                                       280         2,349
                                                                           --------      --------
CASH AT END OF YEAR                                                        $     12      $    280
                                                                           ========      ========
Supplemental disclosures of cash flow information Cash paid for:
  Interest                                                                 $    217      $     37
  Income Taxes                                                                   --            60
Supplemental schedule of non-cash investing and financing activities:
  Machinery and equipment acquired through capital lease obligations       $  2,190      $  1,631


The accompanying notes are an integral part of these financial statements.

                         U. S. INDUSTRIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE 1 -   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Company Description and Nature of Operations
           U.S. Industrial Services, Inc. and its wholly owned subsidiaries (the "Company" or "USIS"), (formerly "EIF Holdings, Inc.") has been a multi-state service company, specializing in industrial cleaning services, including soil and groundwater remediation, hazardous materials management and clean-up, asbestos abatement and lead hazard removal services, to its customers located primarily in the states of Illinois, Iowa, Missouri, Nebraska and Washington. The Company was a majority-owned subsidiary of American Eco Corporation ("AEC") through July 21, 2000 at which time control was obtained by Deere Park Capital, L.L.C. ("Deere Park") Deere Park acquired approximately 81.9% of the Company's common stock. On December 21, 2000 Deere Park sold 50% of its interest to an individual and currently the Company is not a majority owned subsidiary of any entity. As noted below, the Company sold substantially all of its operating assets on September 29, 2000.

           Effective June 22, 1998, the Company completed a recapitalization and reincorporation through a merger with USIS, a newly formed Delaware corporation, and wholly owned subsidiary of EIF Holdings, Inc. USIS became the surviving company, and all outstanding shares of EIF common stock were exchanged on a one-for-one basis for shares of USIS common stock.

           On September 29, 2000 the Company sold its holdings in P.W. Stephens Environmental, Inc., P.W. Stephens Contractors, Inc., P.W. Stephens Services, Inc. and P.W. Stephens Northwest, Inc. to Spruce MacIntyre Holding Corp. ("Spruce"). The company also assigned to Spruce its interest in a note receivable from American Temporary Sanitation Inc., with a face value of $1,220. Total consideration for the sale and assignment is $1,650. The assets sold comprise substantially all of the Company's operating assets and liabilities and operations for the year ended September 30, 2000.

           Principles of Consolidation
           The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

           Fair Value of Financial Instruments
           The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, receivables, notes receivable, accounts payable and other payables, the carrying amounts approximate fair value due to their short maturities.

                         U. S. INDUSTRIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           Use of Estimates
           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

           Concentration of credit risk
           Financial instruments, which potentially subject the company to concentrations of credit risk, consist of cash and notes and other receivables. The company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The company offered its services predominately in the states of Illinois, Missouri, Nebraska and Washington, and it extends credit based on an evaluation of a customer's financial condition, generally without collateral. Exposure to losses on accounts receivable is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, if required.

           Securities Available Sale
           Equity securities are classified as "available for sale" as defined by Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard (SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In accordance with that Statement, they are reported at aggregate fair value with unrealized losses excluded from earnings and reported as other comprehensive income, net of deferred taxes. The cost of securities sold is determined by the average cost method.

           Property Plant and Equipment
           Property, plant and equipment are stated at cost. Depreciation of plant and equipment is provided over the estimated useful lives of the respective assets using the straight-line method, generally from five to ten years. Leasehold improvements are amortized over the life of the lease.

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

                         U. S. INDUSTRIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

           Revenue Recognition
           The Company recognizes revenues and profits on contracts using the percentage-of-completion method. Under the percentage-of-completion method, contract revenues are accrued based upon the percentage that accrued costs to date bear to total estimated costs. As contracts can extend over more than one accounting period, revisions in estimated total costs and profits during the course of work are reflected during the period in which the facts requiring such revisions become known. Losses on contracts are charge to income in the period in which such losses are first determined.

           The percentage-of completion method of accounting can result in the recognition of either costs and estimated profits in excess of billings or billings in excess of costs and estimated profits on contracts in progress, which are classified as current assets and liabilities, respectively, in the accompanying balance sheet. The current asset account represents costs incurred and profits earned that have not been billed to the customer on uncompleted construction contracts. The current liability account represents deferred income on uncompleted construction contracts. Generally accepted accounting principles for percentage-of-completion accounting require the classifications as current assets and liabilities. Revenues from time and material contracts are recognized currently as the work is performed.

           Stock Based Compensation
           The Company uses the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. See Note 10 for pro forma disclosure of net loss and loss per share under the fair value method of accounting for stock-based compensation as proscribed by SFAS No. 123, "Accounting for Stock-Based Compensation".

           Income Taxes
           Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

                         U. S. INDUSTRIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           Per Share Data
           The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share", which requires presentation of basic earnings per share ("BEPS") and diluted earnings per share ("DEPS"). The computation of BEPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. DEPS gives effect to all dilutive potential common shares outstanding during the period. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of September 30, 2000, the Company had the following securities that would effect loss per share if they were to be dilutive:

           Options                                                 1,030
           Warrants                                                  392
                                                                --------
                                                                   1,422
                                                                ========

           Comprehensive Income
           The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

NOTE 2 -   NOTE RECEIVABLE

           Kenny Industrial Services, L.L.C., due November 2002,
             interest at 5%, secured by assets sold                     $  1,000
           Kenny Industrial Services, L.L.C., due in equal annual
             installments November 2000 through 2002, interest at 5%,
               secured by assets sold                                      3,000
           Spruce MacIntyre Holding Corp. due in three installments
             through June 15, 2001 and bearing interest on the unpaid
             principal balance at 9.5%, secured by assets sold and by
             certain assets of the purchaser                               1,550
           Other - interest on Kenny Industrial Services, L.L.C. notes       417
                                                                        --------
           Total                                                           5,967
           Less:  current portion                                          2,550
                                                                        --------
           Long-term portion                                            $  3,417
                                                                        ========

           The above notes receivable from Kenny Industrial Services, L.L.C. ("Kenny") resulted from a sale of certain assets and liabilities to Kenny, as described in Note 4 under the caption "JL Manta, Inc.". The $1,000 payment due from Kenny in November, 2000 has not been paid as of the date of this report. The Company has informally agreed to extend the due date until Kenny has completed a refinancing of its debt; however, Kenny technically is in default of the notes.

           On October 27, 2000, attorneys for Kenny notified the Company that Kenny is seeking indemnification for breaches of representations and warranties made in connection with the sale of those certain assets and liabilities referred to above. No damages are identified or described. The Company denies that it breached its representations or warranties and no further action has been taken by Kenny as of the date of this report.

                         U. S. INDUSTRIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE 3 -   PROPERTY, PLANT AND EQUIPMENT

           For the years ended September 30, 2000 and 1999, depreciation expense was $633 and $530, respectively. The Company has sold the assets and operations which resulted in this expense.

NOTE 4 -   BUSINESS COMBINATIONS AND DISPOSITIONS

           JL Manta, Inc.
           Effective October 31, 1997, the Company completed its acquisition of JL Manta, Inc. ("Manta"), an Illinois corporation which provided specialized maintenance services for clients in the industrial, environmental and low-level nuclear sectors. Pursuant to the terms of a Stock Purchase Agreement, the Company acquired all the issued and outstanding common stock of Manta (the "Manta Stock") from the stockholders of Manta (the "Manta Stockholders") for consideration of $4,725 in cash and $2,235 in convertible promissory notes of the Company. Concurrent with the closing of the Acquisition, certain Manta stockholders and key employees entered into Retention Bonus Agreements with the Company providing for bonus payments in the aggregate amount of $900 to be amortized by the Company over a six year period of which $763 remained as prepaid expense as of September 30, 1998. The purchase price and expenses associated with the acquisition exceed the fair value of net assets acquired by approximately $2,000.

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

           PW Stephens Residential
           On December 31, 1998 the Company sold the assets and liabilities of P.W. Stephens Residential, Inc. ("Residential") to American Temporary Sanitation, Inc. for $2,400, consisting of $1,004 in cash and a promissory note for $1,396 payable quarterly through 2004, together with interest at prime rate plus 2.5% per annum. Since the purchaser is a highly leveraged entity and its liabilities consist of the amounts due to the Company and funds borrowed from a third party to finance the down payment, recognition of the gain on this sale has been deferred in accordance with Staff Accounting Bulletin Topic 5-U "Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity". This note has been assigned pursuant to the sale described below.

                         U. S. INDUSTRIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE 4 -   BUSINESS COMBINATIONS AND DISPOSITIONS (Continued)

           P.W. Stephens Environmental, Inc. (PWSE"), P.W. Stephens Contractors, Inc. ("PWSC"), P.W. Stephens Service, Inc., ("PWSS"), P.W. Stephens Northwest, Inc. ("PWSN")

           On September 29, 2000, the Company sold its holdings in PWSE, PWSC, PWSS and PWSN to Spruce MacIntyre Holding Corp. Also, the Company assigned its interest in a note receivable from American Temporary Sanitation, Inc. with a face amount of $1,220 (see Residential above). The consideration for the sale and assignment is $1,650, consisting of a cash payment of $100 and a note receivable in the aggregate amount of $1,550. The note is due and payable $100 on December 29, 2000, $450 on February 28, 2001 and $1,000 on June 15,
           2001. The note bears interest at 9.5% per year on the outstanding principal balance. The Company has recorded a gain on the sale of $310.

           The assets sold comprise substantially all of the Company's operating assets and all of its revenue generating activity.

NOTE 5 -   LEASES

           For the years ended September 30, 2000 and 1999 rent expense was approximately $51 and $44, respectively. The Company has sold the operations which occupied these premises and incurred this expense.

           The Company's principal corporate office is located in Northbrook, Illinois, which consists of office space shared with a principal stockholder at no incremental cost to the Company. The fair value of the rental is approximately $500 per month.

NOTE 6 -   SECURITIES AVAILABLE FOR SALE

           Securities available for sale consisted of 180 shares of common stock of AEC as of September 30, 1998. Theses shares were issued to the Company in lieu of cash in conjunction with the Amendment dated September 30, 1997 to the existing line of credit, which increased the maximum borrowing amount under the line to $20,000. These securities reflected a value of $2.28 per share as of September 30, 1998 on the consolidated balance sheet, which was the market value. The Company intended to sell these securities to settle certain of the company's existing obligations.

           Proceeds and gross realized losses from the sale of securities classified as available for sale for the year ended September 30, 1999 are as follows:

              Gross proceeds                                          $       -
              Gross realized loss                                        (1,298)

                         U. S. INDUSTRIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE 7 -   FEDERAL INCOME TAX

           The components of the provisions (benefit) for income taxes are as follows for the years ended September 30, 2000 and 1999:

                                                               2000      1999
                                                              ------    ------
           Current tax expense:
             U.S. Federal                                     $    -    $    -
             State and local                                       -        38
                                                              ------    ------

           Total current                                           -        38
                                                              ------    ------
           Deferred tax expense
             U.S. Federal                                      3,537     1,000
             State and local                                       -         -
                                                              ------    ------

           Total deferred                                      3,537     1,000
                                                              ------    ------

           Total tax provision from continuing operations     $3,537    $1,038
                                                              ======    ======

           The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended September 30, 2000 and 1999:

                                                                2000      1999
                                                               ------    ------

           Federal income tax rate                             (34.0)%   (34.0)%
           State and local income tax rate                         -         -
           Effect of reversal of deferred tax valuation
             allowance                                         165.6         -
           Effect of deferred tax valuation allowance              -      53.2
                                                              ------    ------
           Effective income tax rate                           131.6      19.2
                                                              ======    ======

           Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of asset and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows as of September 30, 2000:

                     Deferred tax assets
                       Loss carryforwards                             $  3,993
                       Less:  valuation allowance                       (3,993)
                                                                      --------

                     Net deferred tax assets                          $      -
                                                                      ========

                         U. S. INDUSTRIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE 7 -   FEDERAL INCOME TAX (Continued)

           At September 30, 2000, the Company had net carryforward losses of approximately $11,744. Net operating loss carryforwards expire starting in 2016 through 2020. Per year availability may be subject to change of ownership limitation under Internal Revenue Code Section 382.

NOTE 8 -   LITIGATION, COMMITMENTS AND CONTINGENCIES

           The nature and scope of the Company's business operations bring it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject the Company to potential litigation, which are defended in the normal course of business. At September 30, 2000, there were various claims and disputes incidental to the business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon the Company's financial position, results of operations or cash flows. As of September 30, 2000, the Company has not been named as a responsible party for any environmental issues under the Federal Superfund Law.

           AEC has commenced a Chapter 11 proceeding in the United States Bankruptcy Court. AEC has filed an adversarial complaint against the Company regarding certain fees and advances which AEC claims are due it. The Company intends to vigorously defend against these allegations. These amounts have been recorded in the financial statements (see Note 9).

           On October 27, 2000, attorneys for Kenny Industrial Services, L.L.C. ("Kenny") notified the Company that Kenny is seeking indemnification for breaches of representations and warranties made in connection with the sale of certain assets and liabilities as described in Note 4 under the caption "JL Manta, Inc.". No damages are identified or described. The Company denies that it breached its representations or warranties and no further action has been taken by Kenny as of the date of this report.


NOTE 9 -   RELATED PARTY TRANSACTIONS

           The Company is involved in various related party transactions. These transactions are summarized as follows:

              Pursuant to a Management Services Agreement effective May 1, 1999, between AEC and the Company, AEC had agreed to provide certain services to the Company in exchange for a management fee to the paid on a monthly basis. The services include providing the Company with management guidance in addition to guaranteeing certain of the Company's obligations with its creditors, in order to allow the Company to receive favorable terms with its creditors. The agreement provided for a monthly payment of $40. For the years ended September 30, 2000 and 1999, total management fees recorded were $280 and $200, which are included in other payables in the consolidated balance sheet, as further described below. The Company believes that AEC did not perform its responsibilities under the management agreement and, although the Company has recorded the management fees in the financial statements, it is contesting the validity of the agreement. At September 30, 2000 and 1999 the Company was indebted to AEC in the amount of $1,370 and $843, respectively, including the disputed management fees. The amounts are due on demand and included in other payables.

                         U. S. INDUSTRIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE 10 -  EQUITY

           Warrants
           During the year ended September 30, 2000, the Company issued warrants to purchase an aggregate of 296 shares of the Company's common stock. The warrants are exercisable at $1.50 per share for five years. The warrants have been valued at $493 using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 5%; dividend yield of 0%; volatility of 238%; and an expected life of 5 years.

           During the year ended September 30, 1999, the Company issued warrants, related to financing fees, for the purchase of 96 shares of the Company's common stock at $1.50 price per share, for 5 years. The warrants had an aggregate fair value at date of grant of $48. The fair value for the warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.1%; dividend yield of 9%; volatility of 183%; expected life of 2.5 years.

           Stock Options
           The Company's board of directors approved the 1998 Stock Option Plan (the "Plan"). The Plan covers two types of options: incentive stock options and non-qualified stock options. The aggregate number of shares that may be issued pursuant to the Plan may not exceed 1,000 shares. The exercise price for the options shall be determined by the Plan administrator at the date of grant, but shall not be less than the fair market value of the stock at the date of grant. The option period can be no more than 10 years and the options will vest over a period of time determinable by the board.

           Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The weighted average fair values at date of grant for options granted during 2000 and 1999 were $0.73 and $0.31, and were estimated at the date of grant using the Black-Scholes option pricing model with the following respective weighted average assumptions for 2000 and 1999: interest rates of 5% and 6.1%; dividend yields of 0%; volatility of 238% and 183%; and a weighted average expected life of the option of 5 and 2.5 years.

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

                         U. S. INDUSTRIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE 10 -  EQUITY (Continued)

           The Company has adopted only the disclosure provisions of SFAS No.
           123. It applies Accounting Principles Bulletin ("APB") Options No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for stock and other equity instruments issued to outside third parties. If the Company had elected to recognize compensation expense based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net loss would be increased by approximately $359 and $534 for the years ended September 30, 2000 and 1999, respectively, to the pro forma amounts indicted below.

                                                         2000         1999
                                                       --------     --------
           Pro forma
           As reported                                 $ (6,225)    $ (3,096)
           Pro forma                                   $ (6,584)    $ (3,630)
           Pro forma loss per share                    $  (0.75)    $ ( 0.41)


           The following summarizes the Company's stock option transactions under the stock option plan:

                                                                       Weighted
                                                                        Average
                                                       Share Options   Exercise
                                                        Outstanding      Price
                                                       -------------   ---------

           Outstanding, September 30, 1998                  240          $ 4.46
           Granted                                          655            0.44
                                                         ------

           Outstanding, September 30, 1999                  895
           Granted at an exercise of price $4.74             10            4.74
           Granted at exercise price if $0.75               125          $ 0.75
                                                         ------

           Outstanding, September 30, 2000                1,030
                                                         ======

           Options exercisable, September 30, 1999          815          $ 1.23
           Options exercisable, September 30, 2000          895            1.33

                         U. S. INDUSTRIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE 10 -  EQUITY (Continued)

           The following table summarizes the outstanding and exercisable options grouped by range of exercise prices as of September 30, 2000:

                   Weighted
                   Average                  Range of               Weighted
                  Remaining                 Exercise                Average
                     Life                    Prices              Exercise Price
             ---------------------    ---------------------    -----------------

                      2.4                $0.41 to $1.10              $0.49
                       .5                $3.40 to $4.74               4.47

NOTE 11 -  RETIREMENT PLANS

           A majority of the Company's former laborers were covered by union sponsored, collectively bargained multi-employer pension plans. The administrators do not provide sufficient information to enable the Company to determine its share, if any, of unfunded vested benefits. The Company has sold the assets and operations which resulted in this expense.

NOTE 12 -  DISCONTINUED OPERATIONS

           Residential
           In December 1998, the Company sold the assets and liabilities of Residential to American Temporary Sanitation, Inc. The results of operations for the respective periods presented are reported as a component of discontinued operations in the consolidated statement of operations. The following table summarizes results of operations for Residential for the year ended September 30, 1999.

                 Net revenues                                          $  1,690
                 Operating earnings                                         146
                 Earnings from discontinued operations                      224

           Manta
           In November 1998, the Company sold the assets and liabilities of Manta to Kenny Industrial Services, L.L.C. The results of operations for the respective periods presented are reported as a component of discontinued operations in the consolidated statement of operations. The following table summarizes results of operations for Manta for the year ended September 30, 1999.

                 Net revenues                                          $ 11,220
                 Operating earnings                                        (253)
                 Earnings from discontinued operations                     (208)


ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         As of January 31, 2001, the directors and executive officers of the Company were:

         NAME                       AGE            POSITION WITH COMPANY

Frank J. Fradella                   45             Director, President and CEO
James Chatz                         63             Director
Allen S. Gerrard                    65             Chairman of the Board
Richard M. Lancaster                58             Director

         The terms of the Board of Directors will expire annually at the next stockholders meeting. The Company's officers are elected by the Board of Directors and hold office at the will of the Board. There is no family relationship between any of the officers or directors.

Executive Officers

         FRANK J. FRADELLA has served as the Company's president, chief executive officer and a director since July 27, 2000, the same positions he served the Company during 1997 and 1998. Mr. Fradella served as chief operating officer of American Eco Corporation, an industrial construction and environmental maintenance services company. He served as president and chief executive officer of NSC Corporation, formerly the Brand Companies, a provider of environmental remediation services, from 1994 through 1996.

         JAMES CHATZ has served as a director of the Company since July 27, 2000. Mr. Chatz is a senior partner with the Chicago law firm of Kamensky & Rubenstein, specializing in the fields of commercial insolvency and creditors rights. Mr. Chatz is a former director of Divi Hotels, Inc., Miami, Florida. Mr. Chatz received his Bachelor of Science degree and his Juris Doctor, in 1958, from Northwestern University.

         ALLEN S. GERRARD has served as Chairman of the Board of the Company since July 27, 2000. Since 1996, Mr. Gerrard has served as a director of Deere Park Capital, L.L.C., an investment and merchant banking firm, and since April 1998 he has served as vice chairman of such company. Mr. Gerrard has served as a director of BPI Packaging Technologies, Inc., a publicly traded manufacturing company, since January 1999. Since February 1999, Mr. Gerrard has served as a director of Fortune Financial Systems, Inc. Mr. Gerrard was a principal in the law firm of Allen S. Gerrard & Associates from 1978 to 1999. Mr. Gerrard received his Bachelor of Arts degree in Political Science from the University of Illinois in Champaign-Urbana and his Juris Doctor degree from the University of Michigan Law School.

         RICHARD M. LANCASTER is a Registered Electrical Engineer, Professional Engineer and attended the University of South Carolina School of Law.

Item 10. EXECUTIVE COMPENSATION

         Compensation

         The following table discloses the compensation awarded to or earned by the Chief Executive Officer and the other most highly compensated executive officer of the Company as of the end of fiscal 2000 whose annual salary plus other forms of compensation exceeded $100,000 ("Names Executive Officers"):

Name and                                                      Other Annual
Position           Salary                   Bonus             Compensation
--------------------------------------------------------------------------------

Frank J. Fradella   -0-                      -0-                  -0-
President, CEO

         No other officers received compensation during fiscal year 2000.

         Employment contracts
         There are no employment agreements with any executive officers.

         Stock Options

         The following table provided information with respect to stock options granted to the Named Executive Officers during fiscal 2000.

                              STOCK OPTIONS GRANTED
                     IN FISCAL YEAR ENDED SEPTEMBER 30, 2000

                                                                  Market
                               % of Total                         Value of
                                 Options                          Securities
                  Securities    Granted to                        Underlying
                    Under      Employees in                       Options on
                   Options       Financial       Exercise         the Date of      Expiration
Name               Granted         Year            Price          Grant               Date
----              ---------------------------------------------------------------------------
Frank Fradella     250,000         100%            $0.65          $162,500          07/27/05


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of January 31, 2001 concerning
(i) persons know to the Company to be the beneficial owners of more that 5% of the outstanding Common Stock, (ii) by each director and (iii) by all directors and officers as a group.

                                 STATUS OF                        AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER      BENEFICIAL OWNER            BENEFICIAL OWNERSHIP(1)       PERCENT
------------------------      ----------------            -------------------------------------
Deere Park Capital, L.L.C.    Beneficial owner of more            3,587,929              40.9%
                              than 5% of Common Stock

Frank J. Fradella             Director, President & CEO           4,840,207(2)           55.2%

         (1) Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. The number of shares beneficially owned includes shares which each beneficial owner has the right to acquire within 60 days of January 31, 2001.
         (2) Includes 3,337,929 shares subject to an option exercisable by Frank J. Fradella within 60 days of hereof.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to a Management Services Agreement effective May 1, 1999, between American Eco Corporation ("AEC") and the Company, AEC had agreed to provide certain services to the Company in exchange for a management fee to the paid on a monthly basis. The services include providing the Company with management guidance in addition to guaranteeing certain of the Company's obligations with its creditors, in order to allow the Company to receive favorable terms with its creditors. The agreement provided for a monthly payment of $40,000. For the years ended September 30, 2000 and 1999, total management fees recorded were $280,000 and $200,000. The Company believes that AEC did not perform its responsibilities under the management agreement and, although the Company has recorded the management fees in the financial statements, it is contesting the validity of the agreement. At September 30, 2000 and 1999 the Company was indebted to AEC in the amount of $1,370,000 and $843,000, respectively, including the disputed management fees. The amounts are due on demand.

     ITEM 13. EXHIBIT AND REPORTS ON FORM 8-K

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


     -------------------------------------------------

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

                               US INDUSTRIAL SERVICES, INC.
                                  (Registrant)

                           By: /s/ Frank J. Fradella
                               ----------------------
                               Frank J. Fradella
                               Chief Executive Officer


Dated: February 21, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     By: /s/ Frank J. Fradella                Dated: February 21, 2001
         -----------------------
         Frank J. Fradella
         Director, CEO & President

     By: /s/ Kathleen L. Harris               Dated: February 21, 2001
         -----------------------
         Kathleen L. Harris
         CFO


                                  EXHIBIT INDEX
 Exhibit
 Number                                      Description
 -------                                     -----------

EXHIBIT 21 - LIST OF SUBSIDIARIES
Subsidiary
Jurisdiction of Incorporation
----------
-----------------------------
None
This list does not include inactive, sold or discontinued subsidiaries.