Form 10QSB
period 2000-12-31
U S INDUSTRIAL SERVICES INC
filed 2001-02-21
CIK 855424

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED

                 [X] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

       FOR THE TRANSITION PERIOD FROM OCTOBER 1, 2000 TO DECEMBER 31, 2000

                         COMMISSION FILE NUMBER 0-22388

                          US INDUSTRIAL SERVICES, INC.
                   ------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

              DELAWARE                              99-0273889
              --------                              ----------
    (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

                         40 SKOKIE BOULEVARD, SUITE 110
                           NORTHBROOK, ILLINOIS 60062
                   ------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  (847)509-8500
                            ------------------------
                           (ISSUER'S TELEPHONE NUMBER)

                   ------------------------------------------
 (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                    Outstanding at December 31, 2000
           -----                    --------------------------------

 Common stock, no par value                   8,763,982

Transitional Small Business Disclosure Format (Check one):  Yes  [  ]    No  [X]

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          US INDUSTRIAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (In Thousands)

                                                                                 DECEMBER 31,          SEPTEMBER 30,
                                                                                    2000                  2000
                                                                                    ----                  ----
                                 ASSETS                                          (Unaudited)
Current Assets:
Cash                                                                                 $   33               $   12
Receivable on sale of assets                                                              -                  100
Notes receivable, current portion                                                     2,550                2,550
                                                                                      -----                -----
         Total current assets                                                         2,583                2,662

Other assets:
Notes receivable, less current portion                                                3,501                3,417
                                                                                      -----                -----

Total Assets                                                                          6,084                6,079
                                                                                      -----                -----

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities                                                607                  529
Other liabilities                                                                     1,370                1,370
                                                                                      -----                -----
         Total current liabilities                                                    1,977                1,899
                                                                                      -----                -----

COMMITMENTS AND CONTINGENCIES

                          SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 25,000 authorized, 8764 outstanding                        88                   88
Additional paid-in capital                                                           23,177               23,177
Accumulated deficit                                                                  (19,158)            (19,085)
                                                                                     --------            --------
Total stockholders' equity                                                            4,107                4,180
                                                                                      -----                -----
Total liabilities and stockholders' equity                                           $6,084               $6,079
                                                                                     ======               ======




   The accompanying notes are an integral part of these financial statements.

                          US INDUSTRIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In Thousands, except for per share amounts)
                                   (Unaudited)


                                                                                 Three Months ended
                                 ASSETS                                              December 31,
                                                                                 ------------------
                                                                                 2000          2000
                                                                                 ----          ----
Revenue                                                                       $    -         $2,560
Cost of revenue                                                                    -          1,900

Gross profit                                                                       -            660
Selling, general and administrative expenses                                     157            826
                                                                              ------         ------
                                                                                (157)          (166)
                                                                              ------         ------
Other:
Other income (expense)                                                             -            (82)
Interest income (expense)                                                         84              -
                                                                              ------         ------
                                                                                  84            (82)

Net income (loss) before discontinued operations                                 (73)          (248)

Discontinued operations                                                            -              8
                                                                              ------         ------

Income (loss before income taxes                                                 (73)          (240)

Income taxes                                                                       -              -
                                                                              ------         ------

Net income (loss)                                                             $  (73)        $ (240)

Net income per share                                                          $(0.00)        $(0.03)
                                                                              ======         ======

Weighted average number of common shares outstanding                           8,764          8,764
                                                                              ======         ======

   The accompanying notes are an integral part of these financial statements.

                          US INDUSTRIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                 (In Thousands)
                                   (Unaudited)

                                                                               2000             1999
                                                                               ----             ----
Net cash (used in) provided by operating activities, net
of effects of business acquired                                                $(79)         $(1,072)

Cash flow from investing activities:
Purchase of machinery and equipment                                               -             (238)
Increase in investment                                                            -              984
                                                                               ----          -------

Net cash (used in) provided by investing activities                                              746

Cash flow from financing activities:
Net payments on notes receivable                                                100               -
Net advances (payments) on capital leases and long-term debt                      -               71
                                                                               ----          -------

Net cash provided by financing activities                                       100               71
                                                                               ----          -------

Net (decrease) increase in cash                                                  21             (255)
Cash, beginning of period                                                        12              280
                                                                               ----          -------

Cash, end of period                                                            $ 33          $    25
                                                                               ====          =======


   The accompanying notes are an integral part of these financial statements.

                          US INDUSTRIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, except Per Share Amounts)
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

Company Description and Nature of Operations

The accompanying unaudited interim consolidated financial statements have been prepared by US Industrial Services, Inc. (the "Company"), in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes as contained in Form 10-KSB for the year ended September 30, 2000. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended December 31, 2000 are not necessarily indicative of results of operations to be expected for the full year.

U.S. Industrial Services, Inc., including its wholly owned subsidiaries (the "Company" or "USIS"), has been a multi-state service company, specializing in industrial cleaning services, including soil and groundwater remediation, hazardous material management and clean-up, asbestos abatement and lead hazard removal services. The Company was a majority-owned subsidiary of American Eco Corporation ("AEC") through July 21, 2000 at which time control was obtained by Deere Park Capital, L.L.C. ("Deere Park"). Deere Park acquired approximately 81.9% of the Company's common stock. On December 21, 2000 Deere Park sold 50% of its interest to an individual and currently the Company is not a majority owned subsidiary of any entity. As noted below, the Company sold substantially all of its operating assets as of September 29, 2000.

As of September 29, 2000 the Company sold its holdings in P.W. Stephens Environmental, Inc. ("PWSE"), P. W. Stephens Contracts, Inc. ("PWSC"), P. W. Stephens Services, Inc. ("PWSS") and P.W. Stephens Northwest, Inc. ("PWSN") to Spruce MacIntyre Holding Corp. ("Spruce"). The Company also assigned to Spruce its interest in a note receivable from American Temporary Sanitation Inc., with a face value of $1,220. Total consideration for the sale and assignment is $1,650. The assets sold comprise substantially all of the Company's operating assets and liabilities and operations for the year ended September 30, 2000.

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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which was required to be adopted on December 31, 1997. Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is consistent with the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement No. 128 requirements.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform with the current year presentation.

                          US INDUSTRIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, except Per Share Amounts)
                                   (Unaudited)

NOTE 2.  DISCONTINUED OPERATIONS AND DISPOSITIONS

During the first quarter of fiscal year 1999, the Company sold the assets and liabilities of J. L. Manta, Inc. and Kenny Industrial Services, L.L.C. The results of operations for the respective periods presented are reported as a component of discontinued operations in the consolidated statement of operations. There were no sales from these operations and earnings of only $8 for the period December 31, 1999. As of September 29, 2000, the Company sold its holdings in PWSE, PWSC, PWSS and PWSN to Spruce.

NOTE 3.  LITIGATION, COMMITMENTS AND CONTINGENCIES

The nature and scope of the Company's business operations bring it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject the Company to potential litigation, which are defended in the normal course of business. At December 31, 2000, there were various claims and disputes incidental to the business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon the Company's financial position, results of operations or cash flows. As of December 31, 2000, the Company had not been named as a responsible party for any environmental issues under the Federal Superfund Law.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of September 29, 2000 the Company sold its holdings in P.W. Stephens Environmental, Inc. ("PWSE"), P. W. Stephens Contracts, Inc. ("PWSC"), P. W. Stephens Services, Inc. ("PWSS") and P.W. Stephens Northwest, Inc. ("PWSN") to Spruce MacIntyre Holding Corp. ("Spruce"). The Company also assigned to Spruce its interest in a note receivable from American Temporary Sanitation Inc., with a face value of $1,220. Total consideration for the sale and assignment was $1,650,000. The assets sold comprised substantially all of the Company's operating assets and liabilities and operations for the fiscal year ended September 30, 2000. With the sale of PWSE, PWSC, PWSS and PWSN the Company has successfully disposed of its industrial service and environmental companies. Current management is in the process of reviewing several acquisition candidates, with the intent of increasing shareholder value.

RESULTS OF OPERATIONS

General

The results of operations for the three months ended December 31, 2000 are not necessarily indicative of results of operations to be expected for the fiscal year ended December 31, 2001.

Revenue

As of September 29, 2000, the Company sold its holdings in PWSE, PWSC, PWSS and PWSN to Spruce. The assets sold comprised substantially all of the Company's operating assets and liabilities and operations. Accordingly, the Company had no revenues for the period and a comparison of the Company's revenues during the three-months ended December 31, 2000 with the comparable period in 1999 would not provide information useful in an evaluation of the Company.

Selling, General and Administrative Expenses

As a result of the Company's sale of its holdings in PWSE, PWSC, PWSS and PWSN to Spruce as of September 30, 2000, the Company's selling, general and administrative expenses decreased dramatically, from $826,000 for the three months ended December 31, 1999 to only $157,000 for the comparable period in 2000.

Net Earnings (Loss)

Although the Company's net loss in the three months ended December 31, 2000 was 229% less than its net loss in the three months ended December 31, 1999, these results are not useful in an evaluation of the Company since the loss in 1999 was based on the Company's operations. Prior to the start of the period in 2000, on the other hand, the Company had sold substantially all of its operating assets and liabilities and operations. Therefore, the net loss resulted from continuing administrative expenses without any offsetting revenue.

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

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

The nature and scope of the Company's business operations bring it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject the Company to potential litigation, which is defended in the normal course of business. Management believes that such proceedings are either adequately covered by insurance, or if uninsured, by the estimated losses it has recorded to date. The resolution of such claims, however, could have a material effect on the Company's results of operations or cash flows.

ITEM 2.   CHANGES IN SECURITIES.

(a)  Not applicable.

(b)  Not applicable.

(c)  As of October 3, 2000, the Company issued 50,000 shares of Common Stock to
     R. Andrew White ("White") and 25,000 shares of Common Stock to the law firm of Brown, Parker & Leahy ("BPL") in consideration for the release by White and BPL of the Company and its subsidiaries, affiliates, agents, servants, employees, officers, directors, shareholders, successors and assigns (collectively, "the Company Releases") from any and all claims, causes of action, contracts, judgments, damages and demands against the Company Releasees for acts or omissions which occurred prior to October 3, 2000. The Company entered into a Settlement Agreement with White and BPL with respect to this transaction dated as of October 3, 2000. The Company believes that the issuance of these shares was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof, based on the fact that the sale did not involve a public offering of the Company's securities.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

         2.0 Stock Purchase Agreement, dated as of December 21, 2000, between Deere Park Capital, L.L.C. and Frank J. Fradella (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 5, 2001).

         27.0     Financial Data Schedule.

(b)  REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

 In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                           US INDUSTRIAL SERVICES, INC.
                                                  (Registrant)


                                           By:/s/ Frank Fradella
                                              ------------------
Date:    February 21, 2001                    Name:  Frank Fradella
                                              Title: President and
                                                     Chief Executive Officer

Date:    February 21, 2001                 By:/s/ Kathleen L. Harris
                                              ----------------------
                                              Name:  Kathleen L. Harris
                                             Title:  Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
  No.              Description
-------            -----------
  2.0 Stock Purchase Agreement, dated as of December 21, 2000, between Deere Park Capital, L.L.C. and Frank J. Fradella (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 5, 2001).

  27.0        Financial Data Schedule