Form 10QSB
period 2001-03-31
U S INDUSTRIAL SERVICES INC
filed 2001-05-15
CIK 855424

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  (Mark One)

                  [X] Quarterly report under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                  [ ] Transition report under Section 13 or 15(d) of the
                      Exchange Act

                  For the transition period from            to
                                           ----------    -----------

                         Commission file number 0-22388

                          U S INDUSTRIAL SERVICES, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                 DELAWARE                              99-0273889
       ------------------------------              -------------------
      (State or Other Jurisdiction of               (I.R.S. Employer
       Incorporation or Organization)               Identification No.)

                                11850 JONES ROAD
                              HOUSTON, TEXAS 77070
                    (Address of Principal Executive Offices)

                                 (281) 970-9859
                (Issuer's Telephone Number, Including Area Code)

                         40 SKOKIE BOULEVARD, SUITE 110
                           NORTHBROOK, ILLINOIS 60062
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of May 15, 2001, the issuer has 8,763,978 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  [  ] No  [X]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          U S INDUSTRIAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                                     March 31,    December 31,
                                                                       2001          2000
                                                                     --------    --------------
                                    ASSETS

CURRENT ASSETS:
Cash                                                                 $      7    $           33
Notes receivable, current portion                                       2,296             2,550
                                                                     --------    --------------
     Total current assets                                               2,303             2,583
                                                                     --------    --------------

OTHER ASSETS:
Notes receivable, less current portion                                  3,631             3,501
                                                                     --------    --------------

TOTAL ASSETS                                                         $  5,934    $        6,084
                                                                     ========    ==============

              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                             $    675    $          607
Other liabilities                                                       1,370             1,370
                                                                     --------    --------------
     Total current liabilities                                          2,045             1,977
                                                                     --------    --------------

COMMITMENTS AND CONTINGENCIES

                           SHAREHOLDERS' EQUITY

Common stock, $.01 par value, 25,000 authorized, 8,764 outstanding         88                88
Additional paid-in capital                                             23,177            23,177
Accumulated deficit                                                   (19,376)          (19,158)
                                                                     --------    --------------
Total stockholders' equity                                              3,889             4,107
                                                                     --------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  5,934    $        6,084
                                                                     ========    ==============


   The accompanying notes are an integral part of these financial statements.

                          U S INDUSTRIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                           Three Months ended
                                                               March 31,
                                                       --------------------------
                                                           2001           2000
                                                       -----------    -----------
Revenue                                                $        30    $     3,120
Cost of revenue                                                 --          2,691
                                                       -----------    -----------

Gross profit                                                    30            429
Selling, general and administrative expenses                   301          1,761
                                                       -----------    -----------
                                                              (271)        (1,332)

Interest income (expense)                                       53           (103)
                                                       -----------    -----------

Loss before income taxes                                      (218)        (1,435)

Income taxes                                                    --             --
                                                       -----------    -----------

Net loss                                               $      (218)   $    (1,435)
                                                       ===========    ===========

Net loss per share                                     $     (0.02)   $     (0.16)
                                                       ===========    ===========

Weighted average number of common shares outstanding     8,763,978      8,763,978
                                                       ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                          U S INDUSTRIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (In thousands)
                                   (Unaudited)

                                                            2001       2000
                                                           -------    -------
Net cash used in operating activities, net of effects of
  business acquired                                        $  (150)   $  (824)

Cash flow from investing activities:
  Purchase of machinery and equipment                           --     (2,093)
                                                           -------    -------

Net cash used in investing activities                           --     (2,093)

Cash flow from financing activities:
  Net payments on notes receivable                             124        976
  Net advances on capital leases and long-term debt             --      1,661
                                                           -------    -------

Net cash provided by financing activities                      124      2,637
                                                           -------    -------

Net decrease in cash                                           (26)      (280)
Cash, beginning of period                                       33        280
                                                           -------    -------

Cash, end of period                                        $     7    $    --
                                                           =======    =======


   The accompanying notes are an integral part of these financial statements.

                          U S INDUSTRIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

Company Description and Nature of Operations

The accompanying unaudited interim consolidated financial statements have been prepared by U S Industrial Services, Inc. (together with its wholly-owned subsidiaries, the "Company" or "USIS"), in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes as contained in Form 10-KSB for the year ended September 30, 2000. Effective January 1, 2001, the Company changed its year end from September 30 to December 31. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results of operations to be expected for the full year.

Prior to September 29, 2000, the Company operated as a multi-state service company, specializing in industrial cleaning services, including soil and groundwater remediation, hazardous material management and clean-up, asbestos abatement and lead hazard removal services. On September 29, 2000, the Company sold its holdings in P.W. Stephens Environmental, Inc. ("PWSE"), P. W. Stephens Contracts, Inc. ("PWSC"), P. W. Stephens Services, Inc. ("PWSS"), and P.W. Stephens Northwest, Inc. ("PWSN") to Spruce MacIntyre Holding Corp. ("Spruce"). The Company also assigned to Spruce its interest in a note receivable from American Temporary Sanitation Inc., with a face value of $1,220. Total consideration for the sale and assignment was $1,650, of which $1,550 was in the form of a promissory note issued by Spruce to the Company. The assets sold comprised substantially all of the Company's operating assets, liabilities, and operations for the year ended September 30, 2000.

The Company was a majority-owned subsidiary of American Eco Corporation ("AEC") through July 21, 2000, at which time Deere Park Capital, L.L.C. ("Deere Park") acquired AEC's stake in the Company, which consisted of approximately 81.9% of the Company's outstanding common stock. As a result of two Stock Purchase Agreements between Deere Park and Frank J. Fradella, the President and Chief Executive Officer of the Company ("Fradella"), dated December 21, 2000, and March 23, 2001, respectively, Fradella purchased, on behalf of himself and as third-party nominee for other individuals, 6,925,858 shares of the Company's common stock held by Deere Park. The purchase price for such shares was paid by Fradella in cash and a promissory note secured by 500,000 shares of common stock of the Company. As a result of these transactions, Fradella currently owns 2,002,651 shares, or 22.9%, of the Company's outstanding common stock, and Deere Park owns 250,000 shares, or 2.9%.

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

                          US INDUSTRIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)
                                   (Unaudited)

NOTE 2.  DISCONTINUED OPERATIONS AND DISPOSITIONS

On September 29, 2000, the Company sold its holdings in PWSE, PWSC, PWSS and PWSN, comprising all of its then-existing business operations, to Spruce.

NOTE 3.  LITIGATION, COMMITMENTS AND CONTINGENCIES

The nature and scope of the Company's former business operations brought it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subjected the Company to potential litigation, which were defended in the normal course of business. At March 31, 2001, there were various claims and disputes relating to the Company's former business operations. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon the Company's financial position, results of operations or cash flows. As of March 31, 2001, the Company had not been named as a responsible party for any environmental issues under the Federal Superfund Law.

NOTE 4.  SUBSEQUENT EVENT

Former management previously reported a potential acquisition that, if concluded, would require the issuance of a substantial amount of the Company's shares. Management is presently evaluating several acquisition candidates to determine which opportunities fit best into the strategic plan of the Company, and have the best potential for profitability and positive cash flows. Other agreements contemplated or entered into by previous management are also being reviewed by our new management.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

Prior to September 29, 2000, the Company operated as a multi-state service company, specializing in industrial cleaning services, including soil and groundwater remediation, hazardous material management and clean-up, asbestos abatement and lead hazard removal services. On September 29, 2000, the Company sold its holdings in PWSE, PWSC, PWSS and PWSN to Spruce. The sale of these subsidiaries comprised substantially all of the Company's operating assets, liabilities, and operations for the year ended September 30, 2000. Through the sale of PWSE, PWSS, PWSC and PWSN, the Company has successfully disposed of its industrial service and environmental companies.

The Company's management is in the process of reviewing several acquisition candidates, with the goal of acquiring existing businesses with profitable, scaleable operations that could provide significant stockholder value. Due diligence is currently underway on several companies, but no acquisitions have been consummated as of the date hereof.

RESULTS OF OPERATIONS

General

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results of operations to be expected for the full year. Effective January 1, 2001, the Company changed its year end from September 30 to December 31.

Revenue and Selling, General and Administrative Expenses, Interest Income (Expense), and Net Loss

On September 29, 2000, the Company sold its holdings in PWSE, PWSC, PWSS and PWSN to Spruce. The assets sold comprised substantially all of the Company's operating assets, liabilities, and operations, therefore comparisons from prior periods to the quarter ended March 31, 2001, would not be informative.

Liquidity and Capital Resources

On March 31, 2001, the Company restructured two promissory notes (the "Kenny Notes") in the aggregate principal amount of $4,490 issued to ATNAM Enterprises, Inc., a wholly-owned subsidiary of the Company ("ATNAM"), by Kenny Industrial Services, L.L.C. ("Kenny"), in connection with the sale of certain assets to Kenny in 1998. Commencing March 31, 2001, the Kenny Notes require Kenny to pay ATNAM approximately $85 per month for 60 months.

The Company believes that the payments from the Kenny Notes and the financing arrangements the Company currently has in place will be sufficient throughout the next twelve months to finance its working capital needs, planned capital expenditures, debt service and any obligations related to the Company's discontinued operations. Implementation of the Company's strategic plan of expanding its operations through acquisitions of existing businesses will require additional capital.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

The nature and scope of the Company's former business operations brought it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subjected the Company to potential litigation, which were defended in the normal course of business. At March 31, 2001, there were various claims and disputes relating to the Company's former business operations. Management believes that such proceedings are either adequately covered by insurance, or if uninsured, by the estimated losses it has recorded to date. The resolution of such claims, however, could have a material effect on the Company's results of operations or cash flows.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

2.1 Stock Purchase and Note Assignment Agreement, dated as of September 29, 2000, between Spruce MacIntyre Holding Corp., P.W. Stephens Environmental, Inc., P.W. Stephens Contractors, Inc., P.W. Stephens Services, Inc., P.W. Stephens Northwest, Inc. and U.S. Industrial Services, Inc. [filed as
      Exhibit 2.1 to the Current Report on Form 8-K filed on February 20, 2001, and incorporated herein by reference].

3.1 Certificate of Incorporation of the Company [filed as Exhibit 3.1 to the Current Report on Form 8-K for the Date of Event June 19, 1998, and incorporated herein by reference].

3.2 Bylaws of the Company [filed as Exhibit 3.1 to the Current Report on Form 8-K for the Date of Event June 19, 1998, and incorporated herein by reference].

10.1 1998 Stock Option Plan [filed as Exhibit 4.1 to the Annual Report on Form 10-KSB for the year ended September 30, 1998, and incorporated herein by reference].

10.2 Hypothecation Agreement, dated as of March 23, 2001, among Deere Park Capital, L.L.C., Frank J. Fradella and US Industrial Services, Inc. [filed as Exhibit 2.3 to the Current Report on Form 8-K for the Date of Event March 23, 2001, and incorporated herein by reference]

10.3* Promissory Notes in principal amounts of $3,490,000 and $1,000,000, respectively, issued to ATNAM Enterprises, Inc. by Kenny Industrial Services, L.L.C.

      *   filed herewith.

 (b) REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K on January 5, 2001, for an event of December 21, 2000, to report a change of control resulting from a Stock Purchase Agreement entered into between Deere Park Capital, L.L.C. and Frank J. Fradella.

     The Company filed a Current Report on Form 8-K on February 20, 2001, for an event of December 7, 2000, to report the sale of four of its subsidiaries, comprising all of the Company's then-existing operations, to Spruce MacIntyre Holding Corp.

     The Company filed a Current Report on Form 8-K on February 21, 2001, for an event of February 15, 2001, to report the change in the Company's fiscal year from September 30 to December 31.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    U S INDUSTRIAL SERVICES, INC.



May 15, 2001                        By: /s/ FRANK FRADELLA
                                        ----------------------------------------
                                           Frank Fradella
                                           President and Chief Executive Officer

May 15, 2001                        By: /s/ KATHLEEN HARRIS
                                        ----------------------------------------
                                           Kathleen Harris
                                           Chief Financial Officer

                                  EXHIBIT INDEX

  EXHIBIT
  NUMBER            DESCRIPTION
  -------           -----------
   2.1     Stock Purchase and Note Assignment Agreement, dated as of September
           29, 2000, between Spruce MacIntyre Holding Corp., P.W. Stephens
           Environmental, Inc., P.W. Stephens Contractors, Inc., P.W. Stephens
           Services, Inc., P.W. Stephens Northwest, Inc. and U.S. Industrial
           Services, Inc. [filed as Exhibit 2.1 to the Current Report on Form
           8-K filed on February 20, 2001, and incorporated herein by reference].

   3.1 Certificate of Incorporation of the Company [filed as Exhibit 3.1 to the Current Report on Form 8-K for the Date of Event June 19, 1998, and incorporated herein by reference].

   3.2     Bylaws of the Company [filed as Exhibit 3.1 to the Current Report on
           Form 8-K for the Date of Event June 19, 1998, and incorporated herein by reference].

  10.1     1998 Stock Option Plan [filed as Exhibit 4.1 to the Annual Report on
           Form 10-KSB for the year ended September 30, 1998, and incorporated herein by reference].

  10.2     Hypothecation Agreement, dated as of March 23, 2001, among Deere Park
           Capital, L.L.C., Frank J. Fradella and US Industrial Services, Inc.
           [filed as Exhibit 2.3 to the Current Report on Form 8-K for the Date of Event March 23, 2001, and incorporated herein by reference]

  10.3* Promissory Notes in principal amounts of $3,490,000 and $1,000,000, respectively, issued to ATNAM Enterprises, Inc. by Kenny Industrial
           Services, L.L.C.


          *    filed herewith.