Form 10QSB
period 2001-06-30
NEXTGEN COMMUNICATIONS CORP
filed 2001-08-15
CIK 855424

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act

                  For the transition period from __________ to ___________

                         Commission file number 0-22388

                       NEXTGEN COMMUNICATIONS CORPORATION
                       ----------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)



                DELAWARE                              99-0273889
    -------------------------------              -------------------
    (State or Other Jurisdiction of                (I.R.S. Employer
     Incorporation or Organization)              Identification No.)

                                11850 JONES ROAD
                              HOUSTON, TEXAS 77070
                              --------------------
                    (Address of Principal Executive Offices)

                                 (281) 970-9859
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                          U S INDUSTRIAL SERVICES, INC.
                          -----------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of August 10, 2001, the issuer had 10,888,978 shares of common stock, $.001 par value, outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                       NEXTGEN COMMUNICATIONS CORPORATION

                 FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS


                                             PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited).......................................................................   1

          Consolidated Balance Sheets at June 30, 2001 and December 31, 2000....................................   1

          Consolidated Statements of Operations for the three and six months
          ended June 30, 2001 and June 30, 2000 ................................................................   2

          Consolidated Statements of Cash Flows for the six months ended
          June 30, 2001 and June 30, 2000 ......................................................................   3

          Notes to Consolidated Financial Statements ...........................................................   4

Item 2.  Management's Discussion and Analysis or Plan of Operation. ............................................   7

                                              PART II - OTHER INFORMATION


Item 1.  Legal Proceedings .....................................................................................   9

Item 2.  Changes in Securities .................................................................................   9

Item 4.  Submission of Matters to a Vote of Security Holders ...................................................   9

Item 5.  Other Information .....................................................................................  10

Item 6.  Exhibits and Reports on Form 8-K ......................................................................  10

SIGNATURES......................................................................................................  12

EXHIBIT INDEX...................................................................................................  13

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                       NEXTGEN COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                                   June 30,            December 31,
                                       ASSETS                                        2001                  2000
                                                                                 --------------       --------------
CURRENT ASSETS:
   Cash ...................................................................      $        2,010       $           33
   Other receivables ......................................................                 197                   --
   Inventory ..............................................................                 341                   --
   Costs in excess of billings ............................................                 135                   --
   Prepaids ...............................................................                  52                   --
   Notes receivable, current portion ......................................               2,407                2,550
                                                                                 --------------       --------------
   Total current assets ...................................................               5,142                2,583
                                                                                 --------------       --------------
FIXED ASSETS, net .........................................................                 585                   --
OTHER ASSETS:
   Goodwill ...............................................................               3,151                   --
   Notes receivable, less current portion .................................               3,447                3,501
                                                                                 --------------       --------------
                                                                                          6,598                3,501
                                                                                 --------------       --------------
TOTAL ASSETS ..............................................................      $       12,325       $        6,084
                                                                                 ==============       ==============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities ...............................      $        2,650       $          607
   Notes payable ..........................................................                 670                   --
   Current maturities, long term debt .....................................                 140                   --
   Billed in excess of costs ..............................................                 320                   --
   Deferred revenue .......................................................                 153                   --
   Deferred income taxes ..................................................                 139                   --
   Other liabilities ......................................................               1,370                1,370
                                                                                 --------------       --------------
     Total current liabilities ............................................               5,442                1,977
                                                                                 --------------       --------------

LONG-TERM LIABILITIES
   Long-term debt, less current liabilities ...............................                  65                   --
   Subordinated debt ......................................................                 340                   --
                                                                                 --------------       --------------
     Total liabilities ....................................................               5,847                1,977
                                                                                 --------------       --------------

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS' EQUITY
   Common stock, $.01 par value, 25,000 authorized, 10,889 outstanding ....                 109                   88
   Additional paid-in capital .............................................              25,946               23,177
   Accumulated deficit ....................................................             (19,577)             (19,158)
                                                                                 --------------       --------------
     Total stockholders' equity ...........................................               6,478                4,107
                                                                                 --------------       --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................................      $       12,325       $        6,084
                                                                                 ==============       ==============

   The accompanying notes are an integral part of these financial statements.

                       NEXTGEN COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                    Three Months Ended                Six Months Ended
                                                                         June 30,                         June 30,
                                                              -----------------------------     -----------------------------
                                                                  2001             2000             2001             2000
                                                              ------------     ------------     ------------     ------------

Revenue ..................................................    $         --     $      3,579     $         30     $      6,699
Cost of revenue ..........................................              --            2,983               --            5,674
                                                              ------------     ------------     ------------     ------------

Gross profit .............................................              --              596               30            1,025
Selling, general and administrative expenses .............             296            1,390              598            3,151
                                                              ------------     ------------     ------------     ------------
                                                                      (296)            (794)            (568)          (2,126)

Interest income (expense) ................................              96              (66)             149             (169)
                                                              ------------     ------------     ------------     ------------

Loss before income taxes .................................            (200)            (860)            (419)          (2,295)

Income taxes .............................................              --               --               --               --
                                                              ------------     ------------     ------------     ------------

Net loss .................................................    $       (200)    $       (860)    $       (419)    $     (2,295)
                                                              ============     ============     ============     ============

Net loss per share .......................................    $      (0.02)    $      (0.10)    $      (0.04)    $      (0.26)
                                                              ============     ============     ============     ============

Weighted average number of common shares outstanding .....       8,821,670        8,763,978        8,792,983        8,763,978
                                                              ============     ============     ============     ============



   The accompanying notes are an integral part of these financial statements.

                       NEXTGEN COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (In thousands)
                                   (Unaudited)


                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                    -----------------------------
                                                                                        2001             2000
                                                                                    ------------     ------------

Net cash (used in) provided by operating activities, net of
   effects of business acquired                                                     $       (221)    $        528

Cash flow from investing activities:
   Payments for acquisitions, net of cash acquired                                         2,001               --
   Purchase of machinery and equipment                                                        --           (1,974)
                                                                                    ------------     ------------

Net cash provided by (used in) investing activities                                        2,001           (1,974)

Cash flow from financing activities:
   Net payments on notes receivable                                                          197               (8)
   Net advances on capital leases and long-term debt                                          --            1,510
                                                                                    ------------     ------------

Net cash provided by financing activities                                                    197            1,502
                                                                                    ------------     ------------

Net increase in cash                                                                       1,977               56
Cash, beginning of period                                                                     33               25
                                                                                    ------------     ------------

Cash, end of period                                                                 $      2,010     $         81
                                                                                    ============     ============

NON-CASH TRANSACTIONS:
   Issuance of common stock for acquisitions                                        $      2,600     $         --
   Issuance of common stock for lawsuit settlement                                           131               --
   Issuance of common stock for consulting services                                           60               --

   The accompanying notes are an integral part of these financial statements.

                       NEXTGEN COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

Company Description and Nature of Operations

Nextgen Communications Corporation (together with its wholly-owned subsidiaries, the "Company") provides comprehensive network development services and components for the communications industry. The accompanying unaudited interim consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles, pursuant to Regulation S-B of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes as contained in Form 10-KSB for the year ended September 30, 2000. Effective January 1, 2001, the Company changed its year end from September 30 to December 31. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of results of operations to be expected for the full year.

On July 31, 2001, the Company filed a restated certificate of incorporation, thereby changing its name from "U S Industrial Services, Inc." to "Nextgen Communications Corporation." The restated certificate of incorporation also increased the authorized shares of the Company's common stock from 25,000,000 to 50,000,000, and decreased the par value per share of the Company's common and preferred stock from $.01 to $.001. Stockholders holding a majority of the Company's common stock outstanding approved the restated certificate of incorporation by their written consent in lieu of a special meeting dated June 14, 2001.

On June 29, 2001, the Company completed the acquisition of Point To Point Network Services, Inc., a Massachusetts corporation ("Point To Point") with headquarters in Methuen, Massachusetts. Point To Point is a provider of fixed communications networking design and build-out services, such as voice, data, and video, to the communications industry. The acquisition was structured as a forward triangular merger (the "Merger"), with Point To Point merging with and into Point To Point Network Services, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, pursuant to a Reorganization Agreement and Plan of Merger (the "Merger Agreement").

The individual who was the sole shareholder of Point To Point prior to the Merger received the following consideration in the Merger: (a) 2,000,000 shares of the Company's common stock (the "Merger Shares") valued at $2,600; (b) $667 in cash; and (c) an earn-out calculated as five times the amount by which Point To Point's earnings before interest, taxes, depreciation and amortization exceed $771 during 2001, payable 20% in cash and the remainder in shares of common stock, based on a value per share equal to the closing trading price of the common stock on the last trading day of 2001. The Merger Agreement requires 200,000 shares of the Merger Shares to be held in escrow for one year in order to satisfy certain indemnification obligations that could arise under the Merger Agreement, and piggy-back registration rights were granted in connection with the Merger Shares. The Company had 10,888,982 shares of Common Stock outstanding immediately following the Merger.

From September 29, 2000 to June 29, 2001, the Company had no significant operations. Prior to September 29, 2000, the Company operated as a multi-state service company, specializing in industrial cleaning services, including soil and groundwater remediation, hazardous material management and clean-up, asbestos abatement and lead hazard removal services. On September 29, 2000, the Company sold its holdings in P.W. Stephens Environmental, Inc. ("PWSE"),

P. W. Stephens Contracts, Inc. ("PWSC"), P. W. Stephens Services, Inc. ("PWSS"), and P.W. Stephens Northwest, Inc. ("PWSN") to Spruce MacIntyre Holding Corp. ("Spruce"). The Company also assigned to Spruce its interest in a note receivable from American Temporary Sanitation Inc., with a face value of $1,220. Total consideration for the sale and assignment was $1,650, of which $1,550 was in the form of a promissory note issued by Spruce to the Company. The assets sold comprised substantially all of the Company's operating assets, liabilities, and operations for the year ended September 30, 2000. On April 30, 2001, Spruce and the Company entered into a Note Modification Agreement with regard to the outstanding amount owed to the Company pursuant to Spruce's promissory note. Such Note Modification Agreement requires Spruce to pay the Company approximately $35 per month from September 1, 2001, through July 1, 2005.

The Company was a majority-owned subsidiary of American Eco Corporation ("AEC") through July 21, 2000, at which time Deere Park Capital, L.L.C. ("Deere Park") acquired AEC's stake in the Company, which consisted of approximately 81.9% of the Company's outstanding common stock. As a result of two Stock Purchase Agreements between Deere Park and Frank J. Fradella, the President and Chief Executive Officer of the Company ("Fradella"), dated December 21, 2000, and March 23, 2001, respectively, Fradella purchased, on behalf of himself and as third-party nominee for other individuals, 6,925,858 shares of the Company's common stock held by Deere Park. The purchase price for such shares was paid by Fradella in cash and a promissory note secured by 500,000 shares of common stock of the Company. As a result of these transactions, Fradella currently owns 2,002,651 shares, or approximately 18%, of the Company's outstanding common stock, and Deere Park owns 250,000 shares, or approximately 2%.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company reports revenues from fixed priced contracts using the percentage of completion method for financial reporting purposes. Under the percentage of completion method, revenues with respect to individual contracts are recognized in the proportion that costs incurred to date bear to total estimated costs. Revenue and cost estimates are subject to revision during the terms of the contracts, and any required adjustments are made in the periods in which the revisions become known. Provision is made, where applicable, for the entire amount of future estimated losses on contracts in progress when such losses are determined. General and administrative costs are not allocated to contract costs and are charged to expense as incurred.

The Company recognizes revenues from time and materials contracts and consulting services as those services are performed. Advance payments made under these contracts are recorded as deferred revenue and recognized when the related services are performed.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market.

Use of Estimates

Management has used estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities in its preparation of the financial statements in accordance with accounting principles generally accepted in the United States. Actual results experienced by the Company may differ from those estimates.

Net Loss Per Share Information

The net loss per share amounts have been computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods.

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

NOTE 2. ACQUISITIONS

As mentioned above, on June 29, 2001, the Company acquired Point To Point. This acquisition was accounted for by the purchase method of accounting. The purchase price has been allocated to the net assets acquired, principally intangible and tangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition.

The following unaudited pro forma summary for the six months ended June 30, 2001 and 2000 presents the condensed consolidated results of operations as if the acquisition of Point To Point had occurred as of January 1, 2000, after giving effect to certain adjustments. These unaudited pro forma results have been prepared for comparative purposes only, and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 2000 or of results that may occur in the future.

                                                   Six Months Ended
                                                       June 30,
                                            -----------------------------
                                                2001             2000
                                            ------------     ------------

Revenues                                    $      6,844     $     15,133
Loss from continuing operations                      (25)          (1,510)
Net income (loss)                                     90           (1,716)
Net income (loss) per share                 $       0.01     $      (0.16)

Management is continuing to evaluate several acquisition candidates to determine which opportunities fit best into the strategic plan of the Company, and have the best potential for profitability and positive cash flows, although no definitive agreements have been agreed to with respect to any such acquisitions. The Company's acquisition strategy will likely result in the issuance of additional shares of the Company's common stock to the owners of businesses acquired by the Company.

NOTE 3. DISCONTINUED OPERATIONS AND DISPOSITIONS

On September 29, 2000, the Company sold its holdings in PWSE, PWSC, PWSS and PWSN, comprising all of its then-existing business operations, to Spruce.

NOTE 4. LITIGATION, COMMITMENTS AND CONTINGENCIES

The nature and scope of the Company's former business operations brought it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subjected the Company to potential litigation, which were defended in the normal course of business. At June 30, 2001, there were various claims and disputes relating to the Company's former business operations, and the Company expects to have claims and disputes relating to the newly-acquired operations of Point To Point. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon the Company's financial position, results of operations or cash flows. As of June 30, 2001, the Company had not been named as a responsible party for any environmental issues under the Federal Superfund Law.

NOTE 5. SUBSEQUENT EVENTS

On July 31, 2001, the Company filed a restated certificate of incorporation, thereby changing its name from "U S Industrial Services, Inc." to "Nextgen Communications Corporation." The restated certificate of incorporation also increased the authorized shares of the Company's common stock from 25,000,000 to 50,000,000, and decreased the par value per share of the Company's common and preferred stock from $.01 to $.001. Stockholders holding a majority of the Company's common stock outstanding approved the restated certificate of incorporation on June 14, 2001.

On July 5, 2001, Point To Point paid off and closed its bank line of credit, with existing cash on hand. The bank line had an outstanding balance of $848 on the date of payoff.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

The Company, primarily through its Point To Point subsidiary, which was acquired on June 29, 2001, is a provider of fixed communications networking design and build-out services, such as voice, data, and video, to the communications industry. The Company is currently reviewing several additional acquisition candidates, primarily in the wireless communications infrastructure sector, focusing on existing businesses with profitable, scaleable operations and recurring revenues. Due diligence is currently underway on several companies. On July 31, 2001, the Company changed its name from "U S Industrial Services, Inc." to "Nextgen Communications Corporation", to better reflect its focus on the communications industry.

From September 29, 2000 to June 29, 2001, the Company had no significant operations. Prior to September 29, 2000, the Company operated as a multi-state service company, specializing in industrial cleaning services, including soil and groundwater remediation, hazardous material management and clean-up, asbestos abatement and lead hazard removal services. On September 29, 2000, the Company disposed of its industrial service and environmental operations.

RESULTS OF OPERATIONS

General

The results of operations for the six months ended June 30, 2001 will not be indicative of results of operations for the full year. Effective January 1, 2001, the Company changed its year end from September 30 to December 31. Because the acquisition of Point To Point occurred at the end of the second quarter, on June 29, 2001, it had no impact on the Company's results of operations for the second quarter, but its assets and liabilities are included in the Company's consolidated balance sheet as of June 30, 2001.

Revenue and Selling, General and Administrative Expenses, Interest Income (Expense), and Net Loss

On September 29, 2000, the Company sold its industrial service and environmental operations, which comprised 100% of the Company's results of operations for the three and six months ended June 30, 2000. The Company's results of operations for the three and six months ended June 30, 2001 were attributed solely to corporate overhead costs, offset to some degree by interest earned on notes receivable by the Company for its prior dispositions of assets. Based on the diverse nature of the Company's operations and assets held in 2000 and 2001, comparisons from prior periods to the quarter and six months ended June 30, 2001, would not be informative.

Liquidity and Capital Resources

The Company financed the acquisition of Point To Point by paying the selling shareholder 2,000,000 shares of the Company's common stock, and $671 of cash from the cash on hand at Point To Point. Point To Point paid off its bank line of credit subsequent to June 30, 2001, using cash on hand at Point To Point.

On April 30, 2001, Spruce and the Company entered into a Note Modification Agreement with regard to the outstanding amount owed to the Company pursuant to Spruce's promissory note. Such Note Modification Agreement requires Spruce to pay the Company approximately $35 per month from September 1, 2001, through July 1, 2005.

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

The Company believes that the operations of Point To Point, payments received on promissory notes held by the Company, and financing arrangements the Company currently has in place will be sufficient throughout the next twelve months to finance its working capital needs, planned capital expenditures, debt service and any obligations related to the Company's discontinued operations. Continuation of the Company's strategic plan of expanding its operations through acquisitions of existing businesses will require additional capital.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The nature and scope of the Company's former business operations brought it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subjected the Company to potential litigation, which were defended in the normal course of business. At June 30, 2001, there were various claims and disputes relating to the Company's former business operations, and the Company expects to have claims and disputes relating to the newly-acquired operations of Point To Point. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon the Company's financial position, results of operations or cash flows. As of June 30, 2001, the Company had not been named as a responsible party for any environmental issues under the Federal Superfund Law.

ITEM 2. CHANGES IN SECURITIES.

On July 31, 2001, pursuant to the written consent of the holders of a majority of the Company's common stock, the Company filed a restated certificate of incorporation that, among other things, increased the Company's authorized common stock from 25,000,000 to 50,000,000 shares, and decreased the par value per share of the Company's common and preferred stock from $.01 to $.001.

In early August, 2001, in connection with the change of the Company's name from "U S Industrial Services, Inc." to "Nextgen Communications Corporation", the symbol by which the Company's common stock is quoted on the OTC Bulleting Board was changed from "USIS" to "NXGC".

During the second quarter of 2001, the Company issued the following shares of its common stock without registration under the Securities Act of 1933, as amended (the "Securities Act"):

         1. On June 20, 2001, the Company issued 75,000 shares in connection with the full settlement of an outstanding lawsuit against the Company;

         2. On June 20, 2001, the Company issued 50,000 shares in payment for consulting services provided to the Company in connection with a potential acquisition;

         3. On June 29, 2001, the Company issued 2,000,000 shares to the sole shareholder of Point To Point, in connection with the Company's acquisition of Point To Point.

The above issuances were unregistered, as the Company was relying on the exemption from registration contained in Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, on the basis that such transactions did not involve public offerings of securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

On June 14, 2001, the holders of 4,401,747 shares of the Company's common stock, constituting a majority of the Company's outstanding common stock, executed a written consent in lieu of a special meeting of stockholders, approving (1) a restated certificate of incorporation that (i) changed the name of the Company from "U S Industrial Services, Inc." to "Nextgen Communications Corporation",
(ii) increased the Company's authorized common stock from 25,000,000 to 50,000,000 shares, and (iii) decreased the par value of the Company's common and preferred stock from $.01 to $.001 per share, and (2) the Company's 2001 Stock Plan, and 2,000,000 shares of common stock available for issuance thereunder. The Company provided all stockholders of record as of June 15, 2001, with notice of such actions on

Schedule 14C, which the Company filed with the SEC and mailed to stockholders on July 9, 2001.

ITEM 5. OTHER INFORMATION.

On April 2, 2001, the Company entered into a three-year employment agreement with Frank J. Fradella, the Company's Chairman, President and Chief Executive Officer. The employment agreement provides for a base salary of $200,000 per annum, and a severance payment of three times annual compensation in the event of Mr. Fradella's termination without cause. Mr. Fradella was also granted certain registration rights in connection with the execution of his employment agreement, and restricted stock purchase rights to purchase 500,000 shares of the Company's common stock, pursuant to the Company's 2001 Stock Plan, at a purchase price of $1.25 per share.

On April 2, 2001, the Board of Directors of the Company amended the Company's bylaws, decreasing the minimum number of directors required thereby from three to one.

On June 29, 2001, Mr. Fradella entered into a voting agreement with the former sole shareholder of Point To Point, whereby Mr. Fradella has the right to vote, for one year, the 2,000,000 shares of common stock issued in connection with the acquisition of Point To Point.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

2.1 Stock Purchase and Note Assignment Agreement, dated as of September 29, 2000, between Spruce MacIntyre Holding Corp., P.W. Stephens Environmental, Inc., P.W. Stephens Contractors, Inc., P.W. Stephens Services, Inc., P.W. Stephens Northwest, Inc. and U.S. Industrial Services, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 20, 2001, and incorporated herein by reference).

2.2 Reorganization Agreement and Plan of Merger, effective as of June 29, 2001, by and among U S Industrial Services, Inc., a Delaware corporation, Point To Point Network Services, Inc., a Massachusetts corporation, and W. Michael Sullivan (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 19, 2001, and incorporated herein by reference).

3.1 Certificate of Incorporation of the Company, as restated on July 31, 2001 (filed as Exhibit A to the Company's Information Statement on
         Schedule 14C filed on July 9, 2001, and incorporated herein by reference).

3.2*     Bylaws of the Company, as amended on April 2, 2001.

10.1 1998 Stock Option Plan (filed as Exhibit 4.1 to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998, and incorporated herein by reference).

10.2 Hypothecation Agreement, dated as of March 23, 2001, among Deere Park Capital, L.L.C., Frank J. Fradella and US Industrial Services, Inc. (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K for the Date of Event March 23, 2001, and incorporated herein by reference).

10.3 Promissory Notes in principal amounts of $3,490,000 and $1,000,000, respectively, issued to ATNAM Enterprises, Inc. by Kenny Industrial Services, L.L.C. (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001, and incorporated herein by reference).

10.4 2001 Stock Plan (filed as Exhibit B to the Company's Information Statement on Schedule 14C filed on July 9, 2001, and incorporated herein by reference).

10.5 Voting Agreement by and between Frank J. Fradella and W. Michael Sullivan, dated June 29, 2001 (filed as Exhibit 99.1 to Frank J. Fradella's Schedule 13D/A filed on July 19, 2001, and incorporated herein by reference).

10.6* Note Modification Agreement dated April 30, 2001, by and between Spruce MacIntyre Holding Corp. and U S Industrial Services, Inc.

10.7* Employment Agreement by and between Frank J. Fradella and U S Industrial Services, Inc., dated April 2, 2001.

10.8* Registration Rights Agreement by and between Frank J. Fradella and U S Industrial Services, Inc., dated April 2, 2001.


* filed herewith.

(b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K on April 26, 2001, for an event as of March 23, 2001, to report a change of control resulting from a Stock Purchase Agreement entered into between Deere Park Capital, L.L.C. and Frank J. Fradella.

         The Company filed a Current Report on Form 8-K on July 19, 2001, for an event as of June 29, 2001, to report the acquisition of Point To Point.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NEXTGEN COMMUNICATIONS CORPORATION


August 15, 2001                   By:  /s/ FRANK J. FRADELLA
                                     -----------------------------------------
                                       Frank J. Fradella
                                       President and Chief Executive Officer


August 15, 2001                   By:  /s/ KATHLEEN L. HARRIS
                                     -----------------------------------------
                                       Kathleen L. Harris
                                       Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
------   -----------

2.1      Stock Purchase and Note Assignment Agreement, dated as of September 29,
         2000, between Spruce MacIntyre Holding Corp., P.W. Stephens
         Environmental, Inc., P.W. Stephens Contractors, Inc., P.W. Stephens
         Services, Inc., P.W. Stephens Northwest, Inc. and U.S. Industrial
         Services, Inc. (filed as Exhibit 2.1 to the Company's Current Report on
         Form 8-K filed on February 20, 2001, and incorporated herein by reference).

2.2      Reorganization Agreement and Plan of Merger, effective as of June 29,
         2001, by and among U S Industrial Services, Inc., a Delaware corporation, Point To Point Network Services, Inc., a Massachusetts corporation, and W. Michael Sullivan (filed as Exhibit 2.1 to the
         Company's Current Report on Form 8-K filed on July 19, 2001, and incorporated herein by reference).

3.1 Certificate of Incorporation of the Company, as restated on July 31, 2001 (filed as Exhibit A to the Company's Information Statement on
         Schedule 14C filed on July 9, 2001, and incorporated herein by reference).

3.2*     Bylaws of the Company, as amended on April 2, 2001.

10.1     1998 Stock Option Plan (filed as Exhibit 4.1 to the Company's Annual
         Report on Form 10-KSB for the year ended September 30, 1998, and incorporated herein by reference).

10.2     Hypothecation Agreement, dated as of March 23, 2001, among Deere Park
         Capital, L.L.C., Frank J. Fradella and US Industrial Services, Inc.
         (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K for the Date of Event March 23, 2001, and incorporated herein by reference).

10.3 Promissory Notes in principal amounts of $3,490,000 and $1,000,000, respectively, issued to ATNAM Enterprises, Inc. by Kenny Industrial
         Services, L.L.C. (filed as Exhibit 10.3 to the Company's Quarterly
         Report on Form 10-QSB for the quarter ended March 31, 2001, and incorporated herein by reference).

10.4     2001 Stock Plan (filed as Exhibit B to the Company's Information
         Statement on Schedule 14C filed on July 9, 2001, and incorporated herein by reference).

10.5     Voting Agreement by and between Frank J. Fradella and W. Michael
         Sullivan, dated June 29, 2001 (filed as Exhibit 99.1 to Frank J.
         Fradella's Schedule 13D/A filed on July 19, 2001, and incorporated herein by reference).

10.6*    Note Modification Agreement dated April 30, 2001, by and between Spruce
         MacIntyre Holding Corp. and U S Industrial Services, Inc.

10.7*    Employment Agreement by and between Frank J. Fradella and U S
         Industrial Services, Inc., dated April 2, 2001.

10.8*    Registration Rights Agreement by and between Frank J. Fradella and U S
         Industrial Services, Inc., dated April 2, 2001.



* filed herewith.