Form 10QSB
period 2001-09-30
NEXTGEN COMMUNICATIONS CORP
filed 2001-11-14
CIK 855424

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                                   (MARK ONE)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of November 13, 2001, the issuer had 10,971,878 shares of common stock, $.001 par value, outstanding.

           Transitional Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

                       NEXTGEN COMMUNICATIONS CORPORATION

                 FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS


                                PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited).........................................................   1

          Consolidated Balance Sheets at September 30, 2001 and December 31, 2000.................   1

          Consolidated Statements of Operations for the three and nine months
          ended September 30, 2001 and September 30, 2000.........................................   2

          Consolidated Statements of Cash Flows for the nine months ended
          September 30, 2001 and September 30, 2000...............................................   3

          Notes to Consolidated Financial Statements..............................................   4

Item 2.  Management's Discussion and Analysis or Plan of Operation................................   7



                                   PART II - OTHER INFORMATION


Item 1.  Legal Proceedings........................................................................   9

Item 2.  Changes in Securities....................................................................   9

Item 4.  Submission of Matters to a Vote of Security Holders......................................   9

Item 5.  Other Information .......................................................................

Item 6.  Exhibits and Reports on Form 8-K ........................................................  10

SIGNATURES........................................................................................  12

EXHIBIT INDEX.....................................................................................  13

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                       NEXTGEN COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                                                      September 30,       December 31,
                                       ASSETS                                             2001                 2000
                                                                                      -------------       -------------

CURRENT ASSETS:
   Cash ........................................................................      $         527       $          33
   Accounts receivable .........................................................                723                  --
   Inventory ...................................................................                314                  --
   Costs in excess of billings .................................................                127                  --
   Prepaids ....................................................................                283                  --
   Notes receivable, current portion ...........................................              1,190               2,550
                                                                                      -------------       -------------
   Total current assets ........................................................              3,164               2,583
                                                                                      -------------       -------------
FIXED ASSETS, net ..............................................................                548                  --
OTHER ASSETS:
   Goodwill ....................................................................              3,112                  --
   Notes receivable, less current portion ......................................              4,386               3,501
                                                                                      -------------       -------------
                                                                                              7,498               3,501
                                                                                      -------------       -------------
TOTAL ASSETS ...................................................................      $      11,210       $       6,084
                                                                                      =============       =============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities ....................................      $       2,560       $         607
   Notes payable ...............................................................                 --                  --
   Current maturities, long term debt ..........................................                 15                  --
   Billed in excess of costs ...................................................                399                  --
   Deferred revenue ............................................................                 71                  --
   Deferred income taxes .......................................................                139                  --
   Other liabilities ...........................................................              1,370               1,370
                                                                                      -------------       -------------
     Total current liabilities .................................................              4,554               1,977
                                                                                      -------------       -------------

LONG-TERM LIABILITIES
   Long-term debt, less current liabilities ....................................                 12                  --
   Subordinated debt ...........................................................                340                  --
                                                                                      -------------       -------------
     Total liabilities .........................................................              4,906               1,977
                                                                                      -------------       -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock, $.001 par value, 50,000 authorized, 10,972 outstanding ........                 11                   9
   Additional paid-in capital ..................................................             26,080              23,256
   Accumulated deficit .........................................................            (19,787)            (19,158)
                                                                                      -------------       -------------
     Total stockholders' equity ................................................              6,304               4,107
                                                                                      -------------       -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................      $      11,210       $       6,084
                                                                                      =============       =============


   The accompanying notes are an integral part of these financial statements.

                       NEXTGEN COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)




                                                                Three Months Ended               Nine Months Ended
                                                                   September 30,                   September 30,
                                                           -----------------------------     -----------------------------
                                                               2001            2000             2001              2000
                                                           ------------     ------------     ------------     ------------

Revenue ...............................................    $      2,778     $      4,252     $      2,808     $     10,951
Cost of revenue .......................................           1,958            3,231            1,958            8,905
                                                           ------------     ------------     ------------     ------------

Gross profit ..........................................             820            1,021              850            2,046
Selling, general and administrative expenses ..........           1,045            1,827            1,646            4,978
                                                           ------------     ------------     ------------     ------------
                                                                   (225)            (806)            (796)          (2,932)

Gain on sale of subsidiary ............................              --              379               --              379
Interest income .......................................              17              274              167              105
                                                           ------------     ------------     ------------     ------------

Loss before income taxes ..............................            (208)            (153)            (629)          (2,448)

Income taxes ..........................................              --            3,537               --            3,537
                                                           ------------     ------------     ------------     ------------

Net loss ..............................................    $       (208)    $     (3,690)    $       (629)    $     (5,985)
                                                           ============     ============     ============     ============

Net loss per share ....................................    $      (0.02)    $      (0.42)    $      (0.07)    $      (0.68)
                                                           ============     ============     ============     ============

Weighted average number of common shares outstanding ..      10,967,175        8,763,978        9,526,352        8,763,978
                                                           ============     ============     ============     ============




   The accompanying notes are an integral part of these financial statements.

                       NEXTGEN COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                 (In thousands)
                                   (Unaudited)



                                                                           Nine Months Ended
                                                                             September 30,
                                                                     -----------------------------
                                                                         2001             2000
                                                                     ------------     ------------

Net cash (used in) provided by operating activities, net of
   effects of business acquired .................................    $     (1,168)    $        893

Cash flow from investing activities:
   Payments received from acquisitions, net of cash paid ........           2,001               --
   Purchase of machinery and equipment ..........................              --              102
   Proceeds from notes receivable ...............................             475               16
   Divestiture of cash ..........................................              --             (371)
                                                                     ------------     ------------

Net cash provided by (used in)investing activities ..............           2,476             (253)

Cash flow from financing activities:

   Proceeds from stock option exercise ..........................              34               --
   Net payments on notes payable and long-term debt .............            (848)            (653)
                                                                     ------------     ------------

   Net cash used in financing activities ........................            (814)            (653)
                                                                     ------------     ------------

   Net increase(decrease) in cash ...............................             494              (13)
   Cash, beginning of period ....................................              33               25
                                                                     ------------     ------------

   Cash, end of period ..........................................    $        527     $         12
                                                                     ============     ============

   NON-CASH TRANSACTIONS:
      Issuance of common stock for acquisitions .................    $      2,600     $         --
      Issuance of common stock for lawsuit settlement ...........             131               --
      Issuance of common stock for consulting services ..........              60               --


   The accompanying notes are an integral part of these financial statements.

                       NEXTGEN COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

Company Description and Nature of Operations

Nextgen Communications Corporation (together with its wholly-owned subsidiaries, the "Company") provides comprehensive network development services and components for the communications industry. The accompanying unaudited interim consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles, pursuant to Regulation S-B of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes as contained in Form 10-KSB for the year ended September 30, 2000, and the financial statements and related notes of Point To Point Network Services, Inc. ("Point To Point"), the Company's primary operating subsidiary, for the year ended December 31, 2000, as contained in the Form 8-K/A filed by the Company on September 4, 2001. Effective January 1, 2001, the Company changed its year-end from September 30 to December 31. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of results of operations to be expected for the full year.

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

On June 29, 2001, the Company completed the acquisition of Point To Point, based in Methuen, Massachusetts. Point To Point is a provider of fixed communications networking design and build-out services, such as voice, data, and video, to the communications industry. The acquisition was structured as a forward triangular merger (the "Merger"), with Point To Point's predecessor corporation merging with and into Point To Point, pursuant to a Reorganization Agreement and Plan of Merger (the "Merger Agreement").

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

In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets". Under Statement 142, goodwill will no longer be required to be amortized, but will be subject to annual impairment tests in accordance with the new rules. The Company plans to adopt Statement 142 in the first quarter of fiscal 2002, and as such, will discontinue the amortization of its goodwill at such time.

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

The following unaudited pro forma summary for the nine months ended September 30, 2001 and 2000 presents the condensed consolidated results of operations as if the acquisition of Point To Point had occurred as of January 1, 2000, after giving effect to certain adjustments. These unaudited pro forma results have been prepared for comparative purposes only, and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 2000 or of results that may occur in the future.


                                                 Nine Months Ended
                                                   September 30,
                                            -----------------------------
                                                2001             2000
                                            ------------     ------------


Revenues                                    $      9,622     $     15,133
Loss from continuing operations                     (250)          (1,510)
Net income (loss)                                   (118)          (1,716)
Net income (loss) per share                 $      (0.01)     $     (0.16)


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

NOTE 4. LITIGATION, COMMITMENTS AND CONTINGENCIES

The nature and scope of the Company's former business operations brought it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subjected the Company to potential litigation, which were defended in the normal course of business. At September 30, 2001, there were various claims and disputes relating to the Company's former business operations, and the Company expects to have claims and disputes relating to the newly-acquired operations of Point To Point. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon the Company's financial position, results of operations or cash flows. As of September 30, 2001, the Company had not been named as a responsible party for any environmental issues under the Federal Superfund Law.

NOTE 5. SUBSEQUENT EVENTS

None

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

RESULTS OF OPERATIONS

General

The results of operations for the nine months ended September 30, 2001 will not be indicative of results of operations for the full year. Effective December 31, 2000, the Company changed its year end from September 30 to December 31. Because the acquisition of Point To Point occurred at the end of the second quarter, on June 29, 2001, its impact on the Company's results of operations is fully reflected in the third quarter.

Revenue and Selling, General and Administrative Expenses, Interest Income (Expense), and Net Loss

On September 29, 2000, the Company sold its industrial service and environmental operations, which comprised 100% of the Company's results of operations for the three and nine months ended September 30, 2000. The Company's results of operations for the three months ended September 30, 2001 were attributed primarily to the fixed communication sector through the operations of Point To Point (acquired June 29, 2001), and the Company's corporate overhead costs, offset to some degree by interest earned on notes receivable by the Company for its prior dispositions of assets. From September 29, 2000 to June 29, 2001, the Company had no significant operations. Based on the diverse nature of the Company's operations and assets held in 2000 and 2001,comparisons from prior periods to the quarter and nine months ended September 30,2001, would not be informative.

Liquidity and Capital Resources

The Company financed the acquisition of Point To Point by paying the selling shareholder 2,000,000 shares of the Company's common stock, and $667 of cash from the cash on hand at Point To Point. Point To Point paid off its bank line of credit using cash on hand at Point To Point.

On April 30, 2001, Spruce and the Company entered into a Note Modification Agreement with regard to the outstanding amount owed to the Company pursuant to Spruce's promissory note. Such Note Modification Agreement requires Spruce to pay the Company approximately $35 per month from September 1, 2001, through July 1, 2005.

On March 31, 2001, the Company restructured two promissory notes (the "Kenny Notes") in the aggregate principal amount of $4,490 issued to ATNAM Enterprises, Inc., a wholly-owned subsidiary of the Company ("ATNAM"), by Kenny Industrial Services, L.L.C. ("Kenny"), in connection with the sale of certain assets to Kenny in 1998. Commencing March 31, 2001, the Kenny Notes require Kenny to pay ATNAM approximately $85 per month for 60 months. The Kenny Notes are currently in default, and the Company has notified Kenny that it will pursue all of its legal remedies in order to collect on the Notes. The Company and Kenny are currently attempting to negotiate a settlement of the matter, but the outcome of these settlement discussions is unknown as of the date of this report.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The nature and scope of the Company's former business operations brought it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subjected the Company to potential litigation, which were defended in the normal course of business. At September 30, 2001, there were various claims and disputes relating to the Company's former business operations, and the Company expects to have claims and disputes relating to the newly-acquired operations of Point To Point. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon the Company's financial position, results of operations or cash flows. As of September 30, 2001, the Company had not been named as a responsible party for any environmental issues under the Federal Superfund Law.

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


During the third quarter of 2001, the Company issued the following shares of its common stock without registration under the Securities Act of 1933, as amended (the "Securities Act"):

         1. On July 3, 2001, the Company issued 82,900 shares to a former director of the Company pursuant to his exercise of certain stock options.


The above issuance was unregistered, as the Company was relying on the exemption from registration contained in Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, on the basis that such transaction did not involve a public offering of securities.

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

3.2      Bylaws of the Company, as amended on April 2, 2001 (filed as Exhibit
         3.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, and incorporated herein by reference).

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

10.6 Note Modification Agreement dated April 30, 2001, by and between Spruce MacIntyre Holding Corp. and U S Industrial Services, Inc. (filed as
         Exhibit 10.6 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, and incorporated herein by reference).

10.7 Employment Agreement by and between Frank J. Fradella and U S Industrial Services, Inc., dated April 2, 2001. (filed as Exhibit
         10.7 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, and incorporated herein by reference).

10.8 Registration Rights Agreement by and between Frank J. Fradella and U S Industrial Services, Inc., dated April 2, 2001. (filed as Exhibit
         10.8 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, and incorporated herein by reference).



(b)      Reports on Form 8-K


         The Company filed a Current Report on Form 8-K on July 19, 2001, for an event as of June 29, 2001, to report the acquisition of Point To Point. The Company filed a Current Report on Form 8-K/A on September 4, 2001, to file the required financial statements for Point To Point.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NEXTGEN COMMUNICATIONS CORPORATION


November 14, 2001                   By:  /s/ FRANK J. FRADELLA
                                       ---------------------------------------
                                       Frank J. Fradella
                                       President and Chief Executive Officer


November 14, 2001                   By:  /s/ KATHLEEN L. HARRIS
                                       ---------------------------------------
                                       Kathleen L. Harris
                                       Chief Financial Officer