Form 10KSB
period 2001-12-31
NEXTGEN COMMUNICATIONS CORP
filed 2002-04-01
CIK 855424

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

         (Mark One)

         [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 2001

         [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from               to
                                        -------------    --------------

         Commission file number             0-22388
                                ------------------------------------------------

                       NEXTGEN COMMUNICATIONS CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its charter)

               Delaware                                     99-0273889
-----------------------------------------           ----------------------------
    (State or Other Jurisdiction of                       (IRS Employer
     Incorporation or Organization)                     Identification No.)

    11850 Jones Road, Houston, Texas                           77070
-----------------------------------------           ----------------------------
(Address of Principal Executive Offices)                    (Zip Code)

                                 (281) 970-9859
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

   Securities registered under Section 12(b) of the Exchange Act:      None.

   Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, Par Value $.001 Per Share
--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $4,433,000

         The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant (5,110,135 shares) on March 22, 2002, was approximately $6,387,669, based upon the closing sale price of the common stock ($1.25 per share) as quoted on the OTC Bulletin Board on March 22, 2002. For purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered affiliates of the registrant at that date.

         The number of shares outstanding of the registrant's common stock, $.001 par value per share, as of March 22, 2002: 9,221,882 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Items 9 through 12 of Part III of this Form 10-KSB is incorporated by reference from the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 2001.

         Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                       NEXTGEN COMMUNICATIONS CORPORATION

                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                                                                           Page
Item                                                                                      Number
----                                                                                      ------
                                             PART I

1.       Description of Business..............................................................1

2.       Description of Property..............................................................5

3.       Legal Proceedings....................................................................5

4.       Submission of Matters to a Vote of Security Holders..................................6

                                             PART II

5.       Market For Common Equity and Related Stockholder Matters.............................6

6.       Management's Discussion and Analysis or Plan of Operation............................7

7.       Financial Statements................................................................10

8.       Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure.................................................10

                                            PART III

9.       Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act ..................................10

10.      Executive Compensation..............................................................10

11.      Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters..........................................10

12.      Certain Relationships and Related Transactions......................................10

13.      Exhibits and Reports on Form 8-K....................................................11

Signatures...................................................................................13

Audited Consolidated Financial Statements...................................................F-i

         PRELIMINARY NOTE: This Annual Report on Form 10-KSB contains forward-looking statements relating to our goals, beliefs, plans or current expectations and other statements that are not historical facts. For example, when we use words such as "project," "believe," "anticipate," "plan," "expect," "estimate," "intend," "should," "would," "could" or "may," or other words that convey uncertainty of future events or outcome, we are making forward-looking statements. We refer you to the caption entitled "Trends, Risks and Uncertainties" in Item 6 of Part II for important factors that could cause actual results to differ materially from those indicated by our forward-looking statements made herein and presented elsewhere by management. Such forward-looking statements represent management's current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements made by us.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

         Nextgen Communications Corporation ("we," "us," "Nextgen," or the "Company") is a Delaware corporation that was incorporated in 1998. Our growth strategy, developed in 2001, is to acquire communications towers and lease space on them to wireless carriers such as personal communications services, cellular, paging, microwave and specialized mobile radio, enhanced specialized mobile radio, wireless data transmission, radio and television broadcasting. Currently, we have entered into three non-binding letters of intent to acquire an aggregate of 229 towers, and are in discussions to acquire additional towers. We plan to aggressively consolidate ownership of communications sites in purchase transactions with both wireless carriers and independent owners, and then increase our tenancy on these towers by allocating dedicated resources to selling antennae space on these towers. As a result of the recent downturn in the telecommunications industry, we believe that Nextgen is well positioned to further consolidate this market at attractive purchase prices based on multiples of tower cash flow. While we believe that we have the resources and potential financing sources, and favorable market conditions, to implement our proposed acquisition strategy, Nextgen has not acquired any towers to date. (See "Trends, Risks and Uncertainties" in Part II, Item 6 below)

GROWTH STRATEGY

         Our growth strategy is to capitalize on the rapid development of the wireless telecommunications market. The growth factors increasing demand for wireless communications, and subsequently, increasing the demand for antennae locations, are:

         o   Technological advances in wireless communications service

         o   Decreased cost per minute of wireless communications

         o   Increased mobility

         o   Greater awareness of the need for wireless services

         o   New data applications

         o   Issuance of new wireless network licenses

         As competition in the wireless telecommunications market intensifies, we believe many wireless carriers will desire to preserve their capital and will continue the current trend of selling and leasing back their communications towers. By doing this, wireless carriers can:

         o Spend capital on activities that directly increase their subscriber base

         o Co-locate transmission facilities when available versus building their own infrastructure

         o   Focus on core business activities

         We will cater to these wireless carriers by offering to purchase their communications towers and lease them back to the carriers for terms of up to ten years. Also, such an arrangement with the carrier would only require us to provide access to space on our towers, and would not be dependent upon the type of technology the carrier uses.

         This growth strategy is financially oriented, as opposed to geographically oriented, as we seek to acquire communications towers at favorable purchases prices. We gauge the value of communications towers primarily by considering their current tower cash flow, location, and opportunities to add new tenants. Tower cash flow is calculated by subtracting from gross tenant revenues the direct expenses associated with operating a tower, such as ground lease payment, utilities, real estate taxes, insurance and maintenance. Ultimately, our focus is to acquire multi-tenant towers, with underutilized capacity, in markets that we believe will be attractive to wireless carriers seeking to build out their networks.

CURRENT LETTERS OF INTENT TO ACQUIRE TOWERS

         186-Tower Portfolio: In March 2002, we entered into a letter of intent to acquire 186 communications towers from a regional wireless carrier. The purchase price for these towers is $40.0 million, of which $30.0 million is payable in cash, and $10.0 million through the issuance of our subordinated promissory note. We intend to finance a substantial portion of the cash required to close this purchase by issuing senior debt collateralized by the towers and their tower cash flow. These 186 towers generated approximately $4,000,000 in tower cash flow in 2001, on a pro forma basis, which yields a purchase price of approximately ten times annual tower cash flow.

         28-Tower Portfolio: In March 2002, we entered into a letter of intent to acquire 28 communications towers from a regional wireless carrier. The purchase price for these towers is $5.6 million, of which $4.2 million is payable in cash, and $1.4 million through the issuance of our subordinated promissory note. We intend to finance a substantial portion of the cash required to close this purchase by issuing senior debt collateralized by the towers and their tower cash flow. These 28 towers generated approximately $840,000 in tower cash flow in 2001, on a pro forma basis, which yields a purchase price of approximately seven times annual tower cash flow.

         15-Tower Portfolio: In March 2002, we entered into a letter of intent to acquire 15 communications towers from a regional independent tower owner. The purchase price for these towers is $5.6 million cash, a substantial portion of which we intend to finance by issuing senior debt collateralized by the towers and their tower cash flow. These 15 towers generated approximately $1.2 million tower cash flow in 2001, on a pro forma basis, which yields a purchase price of approximately five times annual tower cash flow.

         The proposed acquisitions discussed above are subject to the satisfactory completion of our due diligence review, and the successful negotiation and execution of definitive purchase and loan agreements, which will contain numerous conditions to closing. There can be no assurance that we will be able to consummate these transactions.

         We will continue to actively pursue the acquisition of additional communications towers as we proceed with our growth strategy. Our ability to acquire towers will be dependent upon, among other factors, our ability to obtain outside financing and the continuation of the current market conditions that have created attractive purchase prices for towers.

COMPETITION

         We compete for tower and site acquisitions with national independent tower owners such as American Tower, Crown Castle, and SBA Communications, as well as local independent tower owners.

         We compete in the leasing of antennae space on communications towers with national independent communications tower owners, local independent tower owners, and wireless carriers that own their own towers. The competitive factors that we expect to encounter in the leasing of antennae space are:

         o   Tower location

         o   Tower capacity

         o   Price

         o   Quality of service

         In addition, wireless carriers have the ability to co-locate their transmission equipment on other existing towers, rooftop locations or other existing structures.

REGULATORY MATTERS

General

         The communications tower industry is regulated at the federal level by both the Federal Communications Commission ("FCC") and the Federal Aviation Administration ("FAA"). The regulations promulgated by these federal agencies control the siting, marking and lighting of towers, and may also require the registration of tower facilities. Wireless and broadcast antennas operating on towers may also be regulated and authorized by the FCC, depending upon the particular frequency being used. In addition to these regulations, we must comply with various state and local laws, and certain environmental laws and regulations.

Federal Regulation

         Under the requirements of the Communications Act of 1934, as amended, the FCC, in conjunction with the FAA, has developed standards to consider proposals for new or modified antenna structures. These standards mandate that the FCC and the FAA consider the height of the proposed antenna structure, the relationship of the structure to existing natural or man-made obstructions and the proximity of the structure to runways and airports. Proposals to construct or modify existing structures above certain heights or within certain proximity to airports are reviewed by the FAA to ensure they will not present a hazard to aviation. The FAA may condition its issuance of no-hazard determinations upon compliance with specified lighting and marking requirements. The FCC will not authorize the operation of communications antennas on towers unless the tower has been registered with the FCC or a determination has been made that such registration is not necessary. The FCC will not register a tower unless it has received all necessary clearances from the FAA. The FCC also enforces special lighting and painting requirements. Owners of towers on which communications antennas are located have an obligation to maintain painting and lighting to conform to FCC standards. Tower owners may also bear the responsibility of notifying the FAA of any tower lighting failures. Failure to comply with the applicable requirements may lead to civil penalties and tort liability.

         In 1995, the FCC adopted regulations making the owners of towers, rather than communications licensees, primarily responsible for compliance with antenna structure painting and lighting requirements. These rule changes are based on statutory amendments adopted by Congress in 1992 extending regulatory jurisdiction to tower owners. Communications licensees are now secondarily responsible for tower maintenance if the tower owners are unwilling or unable to perform those duties. Currently, these requirements apply to antenna structures that are more than 200 feet in height or that may interfere with the approach or departure space of a nearby airport runway.

         In December 1998, the FCC announced that an audit of existing antenna structures revealed that over one quarter of the audited structures had not been registered as required by the FCC's rules. In light of this finding and several reported near misses of towers by aircraft, the FCC in January 1999 announced a no-tolerance policy, requiring all owners of existing unregistered structures to register them immediately or face monetary forfeitures or civil fines.

         The Telecommunications Act of 1996 amended the Communications Act of 1934 by limiting state and local zoning authorities' jurisdiction over the construction, modification and placement of wireless communications towers. The new law preserves local zoning authority but prohibits any action that would discriminate between different providers of wireless services or ban altogether the construction, modification or placement of communications towers. It also prohibits state or local restrictions based on the environmental effects of radio frequency emissions to the extent the facilities comply with the FCC regulations. The 1996 Telecom Act also requires the federal government to help licensees of wireless communications services gain access to preferred sites for their facilities. This may require that federal agencies and departments work directly with licensees to make federal property available for tower facilities.

State and Local Regulation

         Most states regulate certain aspects of real estate acquisition and leasing activities. Local regulations include city and other local ordinances, zoning restrictions and restrictive covenants imposed by community developers. These regulations vary greatly, but typically require tower owners to obtain approval from local officials or community standards organizations prior to tower construction. Local zoning authorities generally have been hostile to construction of new transmission towers in their communities because of the height and visibility of the towers. Companies owning or seeking to build towers have encountered an array of obstacles arising from state and local regulation of tower site construction, including environmental assessments, fall radius assessments, marking/lighting requirements, and concerns with interference to other electronic devices. The delays resulting from the administration of such restrictions can last for several months, and when appeals are involved, can take several years.

Environmental and Other Regulation

         Owners and operators of communications towers are also subject to environmental laws. The FCC's decision to register a proposed tower may be subject to environmental review under the National Environmental Policy Act of 1969, which requires federal agencies to evaluate the environmental impacts of their decisions under certain circumstances. The FCC has issued regulations implementing the National Environmental Policy Act as well as the National Historic Preservation Act, the Endangered Species Act and the American Indian Religious Freedom Act. These regulations place responsibility on each applicant to investigate potential environmental and other effects of operations and to disclose any significant effects in an environmental assessment prior to constructing a tower. In the event the FCC determines the proposed tower would have a significant environmental impact based on the standards the FCC has developed, the FCC would be required to prepare an environmental impact statement. This process could significantly delay the registration of a particular tower. In addition, we are subject to environmental laws that may require investigation and clean up of any contamination at facilities we own or operate or at third-party waste disposal sites. These laws could impose liability even if we did not know of, or were not responsible for, the contamination. Although we believe that we currently have no material liability under applicable environmental laws, the costs of complying with existing or future environmental laws, investigating and remediating any contaminated real property and resolving any related liability could have a material adverse effect on our business, financial condition or results of operations.

         Our initial strategy involves acquiring existing communications towers, which will already have obtained the necessary licenses and permits to operate, as we will verify during our due diligence review.

EMPLOYEES

         As of December 2001, we had an aggregate of 40 employees, 39 of whom were full-time, and 18 of whom were represented by collective bargaining agreements. The number of full-time employees decreased to four employees following our sale of Point To Point Network Services, Inc. ("PTP") on February 22, 2002. (See "Business Background--1999 Through 2001" below)

BUSINESS BACKGROUND-1999 THROUGH 2001

         The Company was incorporated in Delaware on January 8, 1998, for the purpose of serving as the successor corporation of EIF Holdings, Inc., a Hawaii corporation, pursuant to a reincorporation merger that was completed in June 1998. During 1999 and most of 2000, the Company, then named U S Industrial Services, Inc., operated through its wholly-owned subsidiaries as a multi-state service company, specializing in industrial cleaning services, including soil and groundwater remediation and hazardous material management and clean-up. Prior to July 2000, the Company was a majority-owned subsidiary of American Eco Corporation ("AEC"), a publicly traded company. In July 2000, Deere Park Capital, LLC ("Deere Park") acquired AEC's stake in the Company, which consisted of approximately 81.9% of the Company's outstanding common stock. AEC subsequently filed for bankruptcy.

         On September 29, 2000 the Company sold its holdings in four of its operating subsidiaries--P.W. Stephens Environmental, Inc., P.W. Stephens Contractors, Inc., P.W. Stephens Services, Inc., and P.W. Stephens Northwest, Inc. (collectively, the "Industrial Subsidiaries") to Spruce MacIntyre Holding Corp. ("Spruce"). The Company currently holds a note receivable from Spruce, which represents a portion of the purchase price for the sale of the Industrial Subsidiaries to Spruce. This Note had a principal balance of $1,402,000 on December 31, 2001. From September 29, 2000 to June 29, 2001, the Company had no significant operations.

         As a result of two Stock Purchase Agreements between Deere Park and Frank J. Fradella, the President and Chief Executive Officer of the Company, dated December 21, 2000, and March 23, 2001, respectively, Mr. Fradella purchased, on behalf of himself and as a third-party nominee for other individuals and entities, approximately 6.9 million shares of the Company's common stock held by Deere Park, or approximately 79% of the Company's outstanding common stock at the time. Mr. Fradella currently holds 1,502,651 shares, or approximately 16%, of the Company's outstanding common stock.

         On June 29, 2001, the Company entered the communications sector by acquiring PTP, based in Methuen, Massachusetts. PTP is a provider of fixed communications networking design and build-out services, such as voice, data, and video, to the communications industry. The purchase price for PTP consisted of two million shares of the Company's common stock, and approximately $667,000 cash.

         In July 2001, we changed our corporate name to Nextgen Communications Corporation to reflect our new strategy. Originally, PTP was going to operate as our service function in coordination with our tower acquisition strategy. However, due to changing market conditions, we decided to divest PTP and focus exclusively on acquiring, owning, and leasing communications towers. In February 2002, we settled a dispute with the former owner and president of PTP, and sold PTP to an investment group led by Richard W. Lancaster, our former director. (See "Recent Developments" below)

RECENT DEVELOPMENTS

         Effective as of December 31, 2001, Richard W. Lancaster resigned from Nextgen's Board of Directors, in order to focus on operating PTP, which the investment group that he led acquired from the Company in February 2002. Frank
J. Fradella is currently the sole member of the Company's Board of Directors.

         In February 2002, we settled a dispute with the former owner and president of PTP, in which we reacquired 1.8 million shares of Nextgen's common stock in exchange for our (i) paying off a promissory note PTP had given the former owner, which amounted to approximately $357,000, (ii) paying the former owner severance compensation totaling approximately $107,000 in cash, and (iii) paying off approximately $42,500 in debt, for which the former owner had provided a personal guarantee. In February 2002, we sold PTP to an investment group led by Mr. Lancaster for $1 million, which the buyer paid by issuing us its promissory note, secured by the outstanding shares of PTP.

         In February 2002, we hired R. Andrew White as chief financial officer. We have entered into a one-year executive employment agreement with Mr. White, which provides an annual salary of $120,000. We also provided Mr. White with a loan to acquire 50,000 shares of Nextgen's common stock at $1.25 per share, and granted Mr. White up to 150,000 options to purchase Nextgen common stock at $1.25 per share, subject to certain vesting requirements.

         In March 2002, we signed three letters of intent to acquire 229 communications towers for an aggregate purchase price of $51.2 million. These acquisitions are contingent upon the occurrence of various events and conditions. (See "Current Letters of Intent to Acquire Towers" above)

ITEM 2. DESCRIPTION OF PROPERTY.

         We lease our corporate offices, consisting of 4,000 square feet of office space at 11850 Jones Road Houston, Texas 77070, for $5,000 per month, on a month-to-month basis. As of December 31, 2001, PTP leased its headquarters in Methuen, Massachusetts under a lease agreement that expires in May 2003, at which time the lease may be extended, at the option of PTP, for an additional five-year term. PTP also occupies a field office in Windham, Maine, which is currently being leased on a month-to-month basis. We sold PTP in February 2002.

ITEM 3. LEGAL PROCEEDINGS.

         The nature and scope of our business operations bring us into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject us to potential litigation, which we defend in the normal course of business. At December 31, 2001, there were various claims and disputes incidental to the business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon our financial position, results of operations or cash flows. As of December 31, 2001, the Company has not been named as a responsible party for any environmental issues under the Federal Superfund Law.

         On or about February 9, 2001, AEC commenced an adversary proceeding against us that, at the time, was a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code. The proceeding, which is styled Complaint for Collection of Account Receivable, Turnover of Property of the Estate and Avoidance Fraudulent Conveyance, seeks the recovery of certain alleged transfers and recovery of fees against the Company, based on theories of breach of contract, promissory estoppel, quantum meruit, and pursuant to Sections 542, 544, 548 and 550 of the Bankruptcy Code. The proceeding seeks a recovery in excess of $1,300,000, and other equitable relief. The Company has filed its answer that, in part, denies all liability. An Order Scheduling Pre-Trial Proceedings was signed on October 31, 2001. A trial date has not yet been set. The Company is vigorously defending this suit. At this time, the Company cannot predict the likelihood of an unfavorable outcome nor estimate the amount or range of potential loss; however, certain management fees have been accrued in the financial statements.

         On November 6, 2001, the Company was sued by CIT Group/Equipment Financing, Inc. ("CIT") in the United States District Court for the Eastern District of Missouri. CIT alleges that a former subsidiary of the Company breached an equipment lease, and that the subsidiary owes CIT approximately $720,000 plus interest, attorney's fees, and costs. CIT alleges that the Company is liable as a guarantor for the lease. The Company has answered the suit and intends to vigorously defend itself against the allegations. Moreover, because the guarantee relates to a subsidiary of the Company that has been sold, the Company has made demand on Spruce, the purchaser of the subsidiary, to defend and indemnify the Company in this case. Spruce has agreed to indemnify and defend the Company, and has hired counsel to answer and defend this case on the Company's behalf. Because of the early nature of this case, it cannot be determined with any degree of certainty what the result of this case will be for the Company.

         On November 16, 2001, Acstar Insurance Company ("Acstar") filed a third-party complaint against the Company and several other third-party defendants in the United States District Court for the Eastern District of Missouri. In the primary suit, Spiratas Company is suing Acstar for approximately $650,000, which is allegedly due under a construction contract, plus attorney's fees, interest, and costs. Acstar has sued the Company as a third-party defendant, alleging that the Company agreed to indemnify Acstar in the event of any claim. While the Company has not yet answered the complaint, the Company intends to defend the suit vigorously. Moreover, because the indemnification agreement relates to a subsidiary of the Company that has been sold, the Company has made a claim on Spruce, the purchaser of the subsidiary, to defend and indemnify the Company in this case. Spruce has agreed to indemnify and defend the Company, and has hired counsel to answer and defend this case on the Company's behalf. Because of the early nature of this case, it cannot be determined with any degree of certainty what the result of this case will be for the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of the Company's stockholders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICES

         The Common Stock of the Company is traded in the over-the-counter market. Quotations are published in the National Quotation Bureau "Pink Sheets" and the OTC Bulletin Board under the symbol "NXGC.OB." The following table sets forth, for the fiscal quarters indicated, the range of the high and low sales prices for the Company's Common Stock as reported by the National Quotation Bureau, Inc.

         Fiscal Year ended December 31, 2001:                               High            Low
                                                                            ----            ----
         Quarter ended December 31, 2001                                    1.95            1.25
         Quarter ended September 30, 2001                                   2.25            0.95
         Quarter ended June 30, 2001                                        2.20            1.13
         Quarter ended March 31, 2001                                       2.25            0.91

         Fiscal Year ended December 31, 2000:                               High            Low
                                                                            ----            ----
         Quarter ended December 31, 2000                                    2.00            0.88
         Quarter ended September 30, 2000                                   2.63            0.63
         Quarter ended June 30, 2000                                        2.13            0.53
         Quarter ended March 20, 2000                                       4.75            0.31

STOCKHOLDERS

         As of March 2002, the Company had approximately 102 record holders of its Common Stock, as reflected on the books of the Company's transfer agent. A significant number of shares are held in street names and, as such, the Company believes the actual number of beneficial owners is significantly higher.

DIVIDENDS

         The Company has not established a policy concerning payment of regular dividends nor has it paid any dividends on its Common Stock to date. Any payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and debt covenants.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

         On September 29, 2000, the Company sold its holdings in the Industrial Subsidiaries to Spruce. The assets sold comprised substantially all of the Company's operating assets and liabilities and operations for the year ended September 30, 2000. The Company had no operations from the date of its sale of the Industrial Subsidiaries until it acquired PTP on June 29, 2001. Therefore, comparisons between the periods presented are not informative. In addition, PTP was sold in February 2002. (See "Business Background--1999 Through 2001" in Item 1 of Part I above.)

Revenue

         Based on the diverse nature of the Industrial Subsidiaries' operations and the operations conducted by PTP, and the partial periods that the Company owned and operated these subsidiaries during 2000 and 2001, a comparison of 2001 to 2000 would not be informative.

Gross Profit

         Based on the diverse nature of the Industrial Subsidiaries' operations and the operations conducted by PTP, and the partial periods that the Company owned and operated these subsidiaries during 2000 and 2001, a comparison of 2001 to 2000 would not be informative.

Selling, General and Administrative Expenses:

         Based on the diverse nature of the Industrial Subsidiaries' operations and the operations conducted by PTP, and the partial periods that the Company owned and operated these subsidiaries during 2000 and 2001, a comparison of 2001 to 2000 would not be informative.

Other Income (Expenses):

         Based on the diverse nature of the Industrial Subsidiaries' operations and the operations conducted by PTP, and the partial periods that the Company owned and operated these subsidiaries during 2000 and 2001, a comparison of 2001 to 2000 would not be informative.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's existing capital resources as of December 31, 2001, consisted of cash and notes totaling $3,612,000, compared to $6,084,000 for the year ended December 31, 2000. The Company believes that the proceeds from the sale of assets and the financing arrangements the Company currently has in place would be sufficient throughout the next twelve months to finance its working capital needs and any remaining obligations from the Company's divested operations. Implementation of the Company's strategic plan of acquiring communications towers will require additional capital, however.

         During fiscal year 2001 the Company utilized net cash in operating activities of $1,983,000, including a net loss of $2,447,000.

         The Company's investing activities provided net cash of $5,209,000, primarily due to collections from notes receivable and cash received in acquisition.

         The Company's financing activities utilized net cash of $1,049,000, primarily due to payments on long-term debt.

TRENDS, RISKS AND UNCERTAINTIES

         We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether or to what extent any of such risks may be realized, nor can there be any assurances that the Company has identified all possible risks that might arise. Current and potential investors should carefully consider all of the following risk factors before making an investment decision with respect to our stock.

         WE HAVE NO PRIOR EXPERIENCE ACQUIRING, OWNING, OR LEASING WIRELESS COMMUNICATIONS TOWERS.

         Although the Company has a history of operations in the industrial services and voice/data and cabling services sectors, we have no history of acquiring, owning or leasing wireless communications towers. The current strategy is a new direction for the Company, and we may encounter unanticipated, unusual, or unexpected risks and problems in developing this new area of business, which could adversely affect us, as well as our operations, revenue, and ability to obtain a profit.

         WE REQUIRE SIGNIFICANT CAPITAL TO ACQUIRE TOWERS.

         We will require substantial capital to purchase towers. If we are unable to raise capital when our needs arise, we will be unable to pursue our current business strategy and may not be able to fund our operations.

         IF WE OBTAIN ADDITIONAL FINANCING, IT COULD DILUTE PRESENT STOCKHOLDER HOLDINGS.

         Although we intend to finance a large portion of our tower acquisitions with debt, we may also need to raise money through the sale of additional equity within the next twelve months, in one or more private placements and/or public offerings. If we do so, all of the then current existing stockholders and their stock holdings will be proportionately diluted.

         WE MAY NOT BE ABLE TO RETAIN TENANTS ON OUR TOWERS.

         If tenants on the towers that we acquire default on their leases, or fail to renew their leases upon the expiration thereof, we may have difficulty finding replacement tenants, which could adversely affect our financial results and our ability to obtain additional financing. Our growth strategy depends in part on our ability to retain tenants on the towers that we acquire.

         OUR BUSINESS DEPENDS ON THE DEMAND FOR WIRELESS COMMUNICATIONS.

         Upon acquiring our wireless communications towers, we would be adversely affected by any slowdown in the growth of, or reduction in demand for, wireless communications. Demand for our site rentals depends on demand for communication sites from wireless carriers, which, in turn, depends on the demand for wireless services. The demand for our sites depends on many factors that we cannot control, including:

         o   the level of demand for wireless services generally;

         o   the financial condition and access to capital of wireless carriers;

         o the strategy of carriers relating to owning or leasing communication sites;

         o   changes in telecommunications regulations; and

         o   general economic conditions.

         A slowdown in the growth of, or reduction in, demand in a particular wireless segment could adversely affect the demand for communication sites. Moreover, wireless carriers often operate with substantial indebtedness, and financial problems for such carriers that are our tenants could result in accounts receivable going uncollected, the loss of a tenant (and associated lease revenue), or a reduced ability of these carriers to finance expansion activities and lease space on additional towers that we build or acquire. Finally, advances in technology, such as the development of new satellite and antenna systems, could reduce the need for land-based, or terrestrial, transmission networks. The occurrence of any of these factors could have a material adverse effect on our financial condition and results of operations.

         OUR AGGRESSIVE BUSINESS PLANS WILL PLACE A SIGNIFICANT STRAIN ON OUR ASSETS.

         Implementation of our aggressive acquisition strategy will impose significant strains on our management, operating systems and financial resources. The acquisitions that we are currently contemplating would involve substantial expenditures of our time and resources to close. If we fail to manage our growth or encounter unexpected difficulties during expansion, it could have a material adverse effect on our financial condition and results of operations. The pursuit and integration of acquisitions will require substantial attention from our senior management, which will limit the amount of time they are able to devote to our existing operations.

         WE ARE HEAVILY DEPENDENT ON OUR SENIOR MANAGEMENT.

         If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals as employees, including our chief executive officer and our chief financial officer. We cannot guarantee that we will be successful in retaining the services of these or other key personnel. If we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

         WE HAVE A HISTORY OF LOSSES.

         We incurred consolidated net losses of $2,447,000, $67,000, and $6,225,000 during the year ended December 31, 2001, the three months ended December 31, 2000 (we changed our fiscal year to a calendar year at the beginning of 2001), and the year ended September 30, 2000, respectively. Our management believes that our revised business plan will be successful and we will become profitable; however, there can be no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

         BECAUSE OUR COMPETITION HAS GREATER EXPERIENCE AND RESOURCES THAN WE DO, WE MAY BE AT A COMPETITIVE DISADVANTAGE.

         Many of our competitors have significantly greater experience and financial resources than us, which could place us at a competitive disadvantage. We will compete with a number of competitors that have a similar strategy of acquiring and leasing wireless communications towers.

         EMISSIONS FROM OUR ANTENNAS MAY CREATE HEALTH RISKS.

We could suffer from future claims if the radio frequency emissions from equipment on our towers is demonstrated to cause negative health effects. The government imposes requirements and other guidelines on our towers relating to radio frequency emissions. The potential connection between radio frequency emissions and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. To date, the results of these studies have been inconclusive. We cannot guarantee that claims relating to radio frequency emissions will not arise in the future.

ITEM 7. FINANCIAL STATEMENTS.

         The audited financial statements are annexed to this report, commencing on page F-i.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information relating to directors, executive officers, and compliance with Section 16(a) of the Exchange Act contained in the Company's definitive proxy statement to be delivered to stockholders in connection with the 2002 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

         The information relating to executive compensation contained in the Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The information relating to security ownership of certain beneficial owners and management contained in the Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information relating to related party transactions contained in the Company's Proxy Statement is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

2.1 Stock Purchase Agreement, dated as of December 2000, between Deere Park Capital, L.L.C. and Frank J. Fradella (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 5, 2001, 2001, and incorporated herein by reference).

2.2 Stock Purchase and Note Assignment Agreement, dated as of September 29, 2000, between Spruce MacIntyre Holding Corp., P.W. Stephens Environmental, Inc., P.W. Stephens Contractors, Inc., P.W. Stephens Services, Inc., P.W. Stephens Northwest, Inc. and U.S. Industrial Services, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 20, 2001, and incorporated herein by reference).

2.3 Stock Purchase Agreement, dated as of March 23, 2001, between Deere Park Capital, L.L.C. and Frank J. Fradella (filed as Exhibit 2 to Amendment No. 3 to Schedule 13D of Deere Park Capital, L.L.C. and Douglas Gerrard filed on April 23, 2001, and incorporated herein by reference).

2.4 Secured Promissory Note, dated as of March 23, 2001, issued by Frank J. Fradella to Deere Park Capital, L.L.C. (filed as Exhibit 3 to Amendment No. 3 to Schedule 13D of Deere Park Capital, L.L.C. and Douglas Gerrard filed on April 23, 2001, and incorporated herein by reference).

2.5 Hypothecation Agreement, dated as of March 23, 2001, among Deere Park Capital, L.L.C., Frank J. Fradella and U S Industrial Services, Inc. (filed as Exhibit 4 to Amendment No. 3 to Schedule 13D of Deere Park Capital, L.L.C. and Douglas Gerrard filed on April 23, 2001, and incorporated herein by reference).

2.6 Reorganization Agreement and Plan of Merger, effective as of June 29, 2001, by and among U S Industrial Services, Inc., a Delaware corporation, Point To Point Network Services, Inc., a Massachusetts corporation, and W. Michael Sullivan (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 19, 2001, and incorporated herein by reference).

2.7 Note Purchase Agreement, dated as of November 30, 2001, by and among Capital Resource Partners IV, L.P., a Delaware limited partnership, CRP Investment Partners IV, LLC, a Delaware limited liability company, ATNAM Enterprises, Inc., an Illinois corporation, and Kenny Industrial Services, L.L.C., a Delaware limited liability company (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 18, 2001, and incorporated herein by reference).

2.8 Settlement Agreement, dated as of November 30, 2001, by and among ATNAM Enterprises, Inc., an Illinois corporation, Nextgen Communications Corporation, a Delaware corporation, and Kenny Industrial Services, L.L.C., a Delaware limited liability company (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed on December 18, 2001, and incorporated herein by reference).

2.9 Agreement dated November 30, 2001, by and among Deere Park Capital, L.L.C., an Illinois limited liability company, Frank J. Fradella, and Nextgen Communications Corporation, a Delaware corporation (filed as
         Exhibit 1 to Amendment No. 3 to Schedule 13D of Frank J. Fradella filed on January 3, 2002, and incorporated herein by reference).

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

10.1* 1998 Stock Option Plan (filed as Exhibit 4.1 to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998, and incorporated herein by reference).

10.2 Promissory Notes in principal amounts of $3,490,000 and $1,000,000, respectively, issued to ATNAM Enterprises, Inc. by Kenny Industrial Services, L.L.C. (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001, and incorporated herein by reference).

10.3* 2001 Stock Plan (filed as Exhibit B to the Company's Information Statement on Schedule 14C filed on July 9, 2001, and incorporated herein by reference).

10.4 Voting Agreement by and between Frank J. Fradella and W. Michael Sullivan, dated June 29, 2001 (filed as Exhibit 99.1 to Frank J. Fradella's Schedule 13D/A filed on July 19, 2001, and incorporated herein by reference).

10.5 Note Modification Agreement dated April 30, 2001, by and between Spruce MacIntyre Holding Corp. and U S Industrial Services, Inc. (filed as
         Exhibit 10.6 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, and incorporated herein by reference).

10.6* Employment Agreement by and between Frank J. Fradella and U S Industrial Services, Inc., dated April 2, 2001. (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, and incorporated herein by reference).

10.7* Registration Rights Agreement by and between Frank J. Fradella and U S Industrial Services, Inc., dated April 2, 2001. (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, and incorporated herein by reference).

10.8* Stock Option Agreement executed December 27, 2001, to be effective as of October 3, 2000, by and between Frank J. Fradella and Nextgen Communications Corporation (filed as Exhibit 2 to Amendment No. 3 to
         Schedule 13D of Frank J. Fradella filed on January 3, 2002, and incorporated herein by reference).

----------
* Denotes a management contract or compensatory plan or arrangement.

         (b) Reports on Form 8-K

             The Company filed a Current Report on Form 8-K on December 18, 2001, for an event as of November 30, 2001, to report the Company's sale of two promissory notes that had been issued by Kenny Industrial Services, L.L.C. to a subsidiary of the Company.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NEXTGEN COMMUNICATIONS CORPORATION


Dated: April 1, 2002                By: /s/ FRANK J. FRADELLA
                                       ----------------------------------------
                                       Frank J. Fradella
                                       President and Chief Executive Officer


                                    NEXTGEN COMMUNICATIONS CORPORATION


Dated: April 1, 2002                By: /s/ R. ANDREW WHITE
                                       ----------------------------------------
                                       R. Andrew White
                                       Chief Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: April 1, 2002                By: /s/ FRANK J. FRADELLA
                                       ----------------------------------------
                                       Frank J. Fradella, Sole Director

                       NEXTGEN COMMUNICATIONS CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                       NEXTGEN COMMUNICATIONS CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS


                                      INDEX



                                                                            PAGE
                                                                            ----
INDEPENDENT AUDITORS' REPORT                                                F-1

CONSOLIDATED BALANCE SHEET                                                  F-2

CONSOLIDATED STATEMENTS OF OPERATIONS                                       F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                              F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS                                       F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               F-6 - F-23

                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS
NEXTGEN COMMUNICATIONS CORPORATION:


We have audited the accompanying consolidated balance sheet of NEXTGEN COMMUNICATIONS CORPORATION as of December 31, 2001, and the consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2001, the three-month period ended December 31, 2000, and the year ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NEXTGEN COMMUNICATIONS CORPORATION as of December 31, 2001, and the consolidated results of its operations and its cash flows for the year ended December 31, 2001, the three-month period ended December 31, 2000, and the year ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.



                          MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                          Certified Public Accountants

New York, New York
March 1, 2002

                       NEXTGEN COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001
                                 (In Thousands)

       ASSETS
Current assets
     Cash                                                              $  2,210
     Accounts receivable, net of allowance
      for doubtful accounts of $30                                          639
     Costs and earnings in excess of billings                               226
     Note receivable - current portion                                      353
     Inventory                                                               50
     Other current assets                                                    41
                                                                       --------
       Total current assets                                               3,519

Restricted cash                                                             167
Note receivable, long-term portion                                        1,049

Property and equipment, net of accumulated depreciation of $73              470

Goodwill, net of accumulated amortization of $44                          3,465

Other assets                                                                  2
                                                                       --------
       TOTAL ASSETS                                                    $  8,672
                                                                       ========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable and accrued liabilities                          $  1,851
     Billings in excess of costs                                            220
     Due to affiliate                                                     1,370
     Deferred revenue                                                        63
     Notes payable - current portion                                          5
     Note payable - stockholder - current portion                           208
     Other current liabilities                                                6
                                                                       --------
       Total current liabilities                                          3,723

Long-term debt - stockholder                                                133
Long-term debt - others                                                      11
                                                                       --------
       Total liabilities                                                  3,867
                                                                       --------

Stockholders' equity
     Common stock, $.001 par value, 50,000 shares
      authorized 10,972 shares issued and outstanding                        11
     Additional paid-in capital                                          26,393
     Accumulated deficit                                                (21,599)
                                                                       --------
       Total stockholders' equity                                         4,805
                                                                       --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  8,672
                                                                       ========

The accompanying notes are an integral part of these consolidated financial statements.

                       NEXTGEN COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In Thousands except for per share amounts)


                                                                    Three Months
                                                    Year Ended         Ended          Year Ended
                                                   December 31,     December 31,     September 30,
                                                       2001             2000             2000
                                                   ------------     ------------     ------------
Revenue                                            $      4,433     $         --     $     13,511
                                                   ------------     ------------     ------------
Costs and expenses
   Direct costs of revenue                                2,943               --           10,805
   Selling, general and administrative expenses           2,605              155            5,796
                                                   ------------     ------------     ------------
                                                          5,548              155           16,601
                                                   ------------     ------------     ------------
Operating loss                                           (1,115)            (155)          (3,090)
                                                   ------------     ------------     ------------
Other income (expense)
   Loss on sale of note receivable                       (1,591)              --               --
   Gain on sale of subsidiary                                --               --              379
   Interest income (expense), net                           259               88               23
                                                   ------------     ------------     ------------

   Total other income (expense)                          (1,332)              88              402
                                                   ------------     ------------     ------------
      Loss from operations before income taxes           (2,447)             (67)          (2,688)

      Income tax provision                                   --               --            3,537
                                                   ------------     ------------     ------------
      Net loss                                     $     (2,447)    $        (67)    $     (6,225)
                                                   ============     ============     ============
      Basic and diluted loss per common share      $      (0.25)    $      (0.01)    $      (0.71)
                                                   ============     ============     ============
Weighted average shares outstanding
        - Basic and diluted                               9,868            8,764            8,764
                                                   ============     ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                       NEXTGEN COMMUNICATIONS CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                DECEMBER 31, 2001
                                 (In Thousands)




                                           Common Shares
                                      ------------------------     Additional                      Total
                                         Shares       Dollar        Paid-in       Accumulated   Shareholders'
                                      Outstanding     Amount        Capital         Deficit        Equity
                                      -----------   ----------     ----------     -----------   -------------
Balance, September 30, 1999                8,764    $       88     $   22,684     $  (12,860)    $    9,912

Issuance of warrants                          --            --            493             --            493

Net loss                                      --            --             --         (6,225)        (6,225)
                                      ----------    ----------     ----------     ----------     ----------

Balance, September 30, 2000                8,764        23,177        (19,085)         4,180
                                                                                                         88

Net loss                                      --            --             --            (67)           (67)
                                      ----------    ----------     ----------     ----------     ----------

Balance, December 31, 2000                 8,764            88         23,177        (19,152)         4,113

Exercise of options                           83             1             33             --             34

Issuance of shares for services              125             1            190             --            191

Issuance of shares for acquisition         2,000            20          2,894             --          2,914

Net loss                                      --            --             --         (2,447)        (2,447)

Adjustment for change in par value            --           (99)            99             --             --
                                      ----------    ----------     ----------     ----------     ----------
Balance, December 31, 2001            $   10,972    $       11     $   26,393     $  (21,599)    $    4,805
                                      ==========    ==========     ==========     ==========     ==========


       The accompanying notes are an integral part of these consolidated financial statements.

                       NEXTGEN COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      Three Months
                                                                        Year Ended       Ended           Year Ended
                                                                       December 31,   December 31,     September 30,
                                                                           2001           2000              2000
                                                                       ------------   ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $ (2,447)      $    (67)        $ (6,225)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                            117             --              680
     Allowance for doubtful accounts                                           67             --              (81)
     Gain on sale of subsidiary                                                --             --             (379)
     Change in deferred income tax                                             --             --            3,537
     Loss on sale of notes receivable                                       1,591             --              336
     Stock-based compensation                                                  60             --              493
     Change in accounts receivable                                           (706)            --              (87)
     Change in costs and estimated earnings in excess of
       billings on jobs in progress                                           (91)            --              321
     Change in prepaid expenses and other current assets                      168            (88)            (419)
     Change in other assets                                                     9             --               34
     Change in accounts payable and accrued liabilities                      (519)            51            1,515
     Change in other payables and due to affiliates                          (132)            --             (534)
     Change in billings in excess of costs and estimated earnings
       on jobs in progress                                                   (100)            --              680
                                                                         --------       --------         --------
Net cash (used in) provided by operating activities                        (1,983)          (104)            (129)
                                                                         --------       --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Principal payments of notes receivable                                    2,500             --               --
  Payments on notes receivable                                                897            100            1,000
  Cash received in acquisition, net                                         1,812             --             (421)
  Capital expenditures                                                         --             --             (136)
                                                                         --------       --------         --------
Net cash provided by investing activities                                   5,209            100              443
                                                                         --------       --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt                                       (882)            --             (582)
  Proceeds from notes payable                                                  --             25               --
  Restricted cash                                                            (167)            --               --
                                                                         --------       --------         --------
Net cash (used in) provided by financing activities                        (1,049)            25             (582)
                                                                         --------       --------         --------
NET INCREASE (DECREASE) IN CASH                                             2,177             21             (268)

CASH AT BEGINNING OF YEAR                                                      33             12              280
                                                                         --------       --------         --------
CASH AT END OF YEAR                                                      $  2,210       $     33         $     12
                                                                         ========       ========         ========

Supplemental disclosures of cash flow information:
  Cash paid for:
    Interest                                                             $     23       $     --         $    217
                                                                         ========       ========         ========
    Income Taxes                                                         $     --       $     --         $     --
                                                                         ========       ========         ========
Supplemental schedule of non-cash investing and financing activities:
  Machinery and equipment acquired through capital lease obligations     $     --       $     --         $  2,190
                                                                         ========       ========         ========
  Stock issued for services                                              $     60       $     --         $     --
                                                                         ========       ========         ========
  Stock issued in payment of accounts payable                            $    131       $     --         $     --
                                                                         ========       ========         ========


       The accompanying notes are an integral part of these consolidated financial statements.

                       NEXTGEN COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


NOTE 1 -      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
              POLICIES

              Company Description and Nature of Operations

              Nextgen Communications Corporation (formerly U S Industrial Services, Inc.) and its wholly owned subsidiaries (the "Company" or "Nextgen"), provide comprehensive network development services and components for the communications industry. The Company's corporate operations are based in Houston, Texas.

              On July 31, 2001, the Company filed a restated certificate of incorporation, thereby changing its name from U S Industrial Services, Inc. to Nextgen Communications Corporation. The restated certificate of incorporation also increased the authorized shares of the Company's common stock from 25,000 to 50,000, and decreased the par value of the Company's common and preferred stock from $0.01 to $0.001. Stockholders holding a majority of the Company's common stock outstanding approved the restated certificate of incorporation by their written consent in lieu of a special meeting dated June 14, 2001.

              On June 29, 2001, the Company completed the acquisition of Point To Point Network Services, Inc. ("Point to Point"), based in Methuen, Massachusetts. Point to Point is a provider of fixed communications networking design and build-out services, such as voice, data, and video, to the communications industry. The acquisition was structured as a forward triangular merger (the "Merger"), with Point to Point merging with and into a subsidiary of the Company, pursuant to a Reorganization Agreement and Plan of Merger (the "Merger Agreement").

              The individual who was the sole shareholder of Point to Point prior to the Merger received the following consideration in the
              Merger: (a) 2,000 shares of the Company's common stock (the "Merger Shares") valued at $2,914; (b) $667 in cash; and (c) an earn-out calculated as five times the amount by which Point to Point's earnings before interest, taxes, depreciation and amortization exceed $771 during 2001, payable 20% in cash and the remainder in shares of common stock, based on a value per share equal to the closing trading price of the common stock on the last trading day of 2001. The earn-out portion of the purchase price, if any, will be recorded as compensation expense. No earn-out payment is due to the former stockholder since Point to Point's earnings for the year did not exceed $771. The Merger Agreement requires 200 shares of the Merger Shares to be held in escrow for one year in order to satisfy certain indemnification obligations that could arise under the Merger Agreement, and piggy-back registration rights were granted in connection with the Merger Shares. The Company had 10,889 shares of Common Stock outstanding immediately following the Merger.

              From September 29, 2000 to June 29, 2001, the Company had no significant operations. Prior to September 29, 2000, the Company operated as a multi-state service company, specializing in industrial cleaning services, including soil and groundwater remediation, hazardous material management and clean-up, asbestos abatement and lead hazard removal services.

                       NEXTGEN COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Company Description and Nature of Operations (continued)

              On September 29, 2000 the Company sold its holdings in P.W. Stephens Environmental, Inc., P.W. Stephens Contractors, Inc., P.W. Stephens Services, Inc. and P.W. Stephens Northwest, Inc. to Spruce MacIntyre Holding Corp. ("Spruce"). The Company also assigned to Spruce its interest in a note receivable from American Temporary Sanitation Inc., with a face value of $1,220. Total consideration for the sale and assignment was $1,650. The assets sold comprised substantially all of the Company's operating assets and liabilities and operations for the year ended September 30, 2000.

              The Company was a majority-owned subsidiary of American Eco Corporation (AEC) through July 21, 2000, at which time Deere Park Capital, LLC ("Deere Park") acquired AEC's stake in the Company, which consisted of approximately 81.9% of the Company's outstanding common stock. As a result of two Stock Purchase Agreements between Deere Park and Frank J. Fradella, the President and Chief Executive Officer of the Company ("Fradella"), dated December 21, 2000, and March 23, 2001, respectively, Fradella purchased, on behalf of himself and a third-party nominee for other individuals, 6,926 shares of the Company's common stock held by Deere Park. The purchase price for such shares was paid by Fradella in cash and a promissory note secured by 500 shares of common stock of the Company, which Fradella subsequently transferred back to Deere Park in full satisfaction of the promissory note. As a result of these transactions, Fradella currently owns 1,503 shares, or approximately 16%, of the Company's outstanding common stock as of March 22, 2002.

              Principles of Consolidation

              The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

              Fair Value of Financial Instruments

              The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, receivables, notes receivable, accounts payable and due to affiliate, the carrying amounts approximate fair value due to their short maturities.

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

                       NEXTGEN COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Concentration of Credit Risk

              Financial instruments, which potentially subject the company to concentrations of credit risk, consist of cash and notes and other receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100 insurance limit. The Company offers its services predominately in the states of Massachusetts, Maine and New York, and it extends credit based on an evaluation of a customer's financial condition, generally without collateral. Exposure to losses on accounts receivable is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, if required.

              Cash and Cash Equivalents

              The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

              Inventory

              Inventory consists of supplies and is valued at lower of cost or market on a first-in, first-out basis.

              Property Plant and Equipment

              Property, plant and equipment are stated at cost. Depreciation of plant and equipment is provided over the estimated useful lives of the respective assets using the straight-line method. Leasehold improvements are amortized over the shorter of life of the lease or the estimated life of the improvements.

              Goodwill

              Goodwill represents the excess of acquisition cost over the net assets acquired in a business combination and is amortized on the straight-line method over 40 years. Management reviews, on an annual basis, the carrying value of goodwill in order to determine whether an impairment has occurred. Impairment is based on several factors including the Company's projection of future undiscounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would adjust the carrying value of goodwill to its estimated fair value.

              Long-Lived Assets

              Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

                       NEXTGEN COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


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

              Stock-Based Compensation

              The Company uses the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. See Note 9 for pro forma disclosure of net income and earnings per share under the fair value method of accounting for stock-based compensation as proscribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

              Income Taxes

              Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

              Per Share Data

              The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share", which requires presentation of basic earnings per share ("BEPS") and diluted earnings per share ("DEPS"). The computation of BEPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. DEPS gives effect to all dilutive potential common shares outstanding during the period. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2001, the Company had the following securities that would effect loss per share if they were to be dilutive:

                       NEXTGEN COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Per Share Data (continued)

              Options                                                       909
              Warrants                                                      392
                                                                          -----
                                                                          1,301
                                                                          =====

              Comprehensive Income

              SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. During the periods presented, the Company had no items of other comprehensive income and, therefore, has not presented a statement of comprehensive income.

NOTE 2 -      NOTE RECEIVABLE

              The Company held notes receivable from Kenny Industrial Services, LLC ("Kenny") in the original principal amount of $4,000. On March 31, 2001, the notes were amended and restated; this resulted in a new principal amount of $4,490, which included accrued and unpaid interest. On November 30, 2001, the Company and Kenny entered into the second amended and restated notes with a principal amount of $4,091. These notes were then sold for cash proceeds of $2,500. This sale resulted in a loss of $1,591.

              The Company holds a note receivable from Spruce McIntyre Holding Corp. resulting from the sale of assets in September 2000. Principal payments were due in three installments beginning June 15, 2001. The note was modified on April 30, 2001 in a new principal amount of $1,420, representing the outstanding principal balance of the original note on that date. The modified note bears an interest rate of 7.75% and matures on July 1, 2005. Terms provide for payments of interest only through November 1, 2001 and 44 equal payments of principal and interest of $37 commencing December 1, 2001. Outstanding principal at December 31, 2001 is $1,402. The note is secured by the assets sold and by certain assets of the purchaser.

                       NEXTGEN COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                    (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


NOTE 3 -      PROPERTY, PLANT AND EQUIPMENT

              Property, plant and equipment is summarized as follows at December 31, 2001:

                    Furniture and equipment                               $ 251
                    Software                                                 42
                    Autos                                                    30
                    Leasehold improvements                                  220
                                                                          -----
                                                                            543
                    Less: accumulated depreciation and amortization         (73)
                                                                          -----
                    Property and equipment, net                           $ 470
                                                                          =====

              Depreciation expense for the year ended December 31, 2001 was $73.

              All of the above assets were acquired in the Point to Point acquisition and this expense represents depreciation from June 29 to December 31. There was no depreciation expense for the period prior to the acquisition.

              The estimated service lives used in determining depreciation are one to six years for furniture and equipment, one to two years for software, one to four years for automobiles and seven years for leasehold improvements.

              For the three months ended December 31, 2000 and the year ended September 30, 2000, depreciation expense was $-0- and $633, respectively. The Company sold the assets and operations that had resulted in this expense.

NOTE 4 -      BUSINESS COMBINATIONS AND DISPOSITIONS

              Point to Point Network Services, Inc.

              As described in Note 1, the Company acquired all of the issued and outstanding stock of Point to Point Network Services, Inc. on June 29, 2001. This acquisition has been recorded as a purchase. Consideration paid was 2,000 shares of the Company's common stock, valued at $2,914 and cash of $678, for a total consideration of $3,592. The Company has also incurred direct costs related to the acquisition of $189, for a total purchase price of $3,781. The purchase price has been allocated as follows:

                       NEXTGEN COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


NOTE 4 -      BUSINESS COMBINATIONS AND DISPOSITIONS (Continued)

              Point to Point Network Services, Inc. (continued)

                   Cash                                            $  2,679
                   Inventory                                            171
                   Note receivable                                      350
                   Property and equipment                               543
                   Other assets                                         186
                   Accounts payable and accruals                     (1,830)
                   Notes payable                                     (1,215)
                   Billings in excess of earnings                      (320)
                   Deferred revenue                                    (153)
                   Other liabilities                                   (139)
                   Goodwill                                           3,509
                                                                   --------
                   Total                                           $  3,781
                                                                   ========

              The results of operations of Point to Point have been included since June 29, 2001. The following unaudited pro forma information presents the results of operations for the periods as though the acquisition had occurred on October 1, 1999:

                                                  Three Months
                                   Year Ended        Ended          Year Ended
                                  December 31,    December 31,     September 30
                                      2001            2000             2000
                                  ------------    ------------     ------------
         Revenue                   $   10,989       $    4,630     $   29,354
         Net loss                      (3,728)            (704)        (5,965)
         Loss per share                 (0.32)           (0.07)         (0.55)

              P.W. Stephens Environmental, Inc. (PWSE"), P.W. Stephens Contractors, Inc. ("PWSC"), P.W. Stephens Service, Inc., ("PWSS"), P.W. Stephens Northwest, Inc. ("PWSN")

              On September 29, 2000, the Company sold its holdings in PWSE, PWSC, PWSS and PWSN to Spruce MacIntyre Holding Corp. Also, the Company assigned its interest in a note receivable with a face amount of $1,220. The consideration for the sale and assignment is $1,650, consisting of a cash payment of $100 and a note receivable in the aggregate amount of $1,550 (see Note 2). The Company has recorded a gain on the sale of $310.

              The assets sold comprised substantially all of the Company's operating assets and all of its revenue generating activity at the time of sale.

                       NEXTGEN COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

NOTE 5 -      LEASES

              For the year ended December 31, 2001, the three months ended December 31, 2000, and the year ended September 30, 2000, rent expense was approximately $143, $-0- and $51, respectively. The Company has sold the operations that resulted in rent expense for September 30, 2000.

              The Company's Houston facilities are leased on a month-to-month basis, with a monthly rent of $5.

              Point to Point entered into a lease agreement for its headquarters in Methuen, Massachusetts, under an operating lease, expiring May 2003, at which time the lease may be extended, at the option of the Company, for an additional five year term. The Company also occupies a field office in Windham, Maine. This lease expires on February 28, 2002; thereafter, this space will be leased on a month-to-month basis.

              The Company is leasing a vehicle under an operating lease that expires November 2004.

              Future minimum annual lease commitments under these operating leases are as follows:

              Year Ending December 31,                                  AMOUNT
              ------------------------                                  ------
              2002                                                      $  179
              2003                                                          79
              2004                                                           8

              For the period ended December 31, 2000, the Company's principal corporate office was located in Northbrook, Illinois, which consisted of office space shared with a principal stockholder at no incremental cost to the Company. The fair value of the rental was approximately $0.5 per month.

                       NEXTGEN COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


NOTE 6 -      FEDERAL INCOME TAX

              The components of the provisions (benefit) for income taxes are as follows:

                                                     December 31,
                                              ------------------------   September 30,
                                                 2001          2000          2000
                                              ----------    ----------   -------------
         Current tax expense:
           U.S. Federal                       $       --    $       --    $       --
           State and local                            --            --            --
                                              ----------    ----------    ----------
         Total current                                --            --            --
                                              ----------    ----------    ----------
         Deferred tax expense                                                     --
           U.S. Federal                                             --         3,537
           State and local                            --            --            --
                                              ----------    ----------    ----------
         Total deferred                               --            --         3,537
                                              ----------    ----------    ----------
         Total tax provision from
          continuing operations               $       --    $       --    $    3,537
                                              ==========    ==========    ==========

              The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                    December 31,
                                              -----------------------    September 30,
                                                 2001          2000          2000
                                              ----------    ----------   -------------
         Federal income tax rate                   (34.0)%       (34.0)%       (34.0)%
         State and local income tax rate              --            --            --
         Effect of reversal of deferred
          tax valuation allowance                     --            --         236.8
         Effect of deferred tax
          valuation allowance                       34.0          34.0            --
                                              ----------    ----------    ----------
         Effective income tax rate                    --            --         202.8%
                                              ==========    ==========    ==========

              Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of asset and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows as of December 31, 2001:

                       NEXTGEN COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


NOTE 6 -      FEDERAL INCOME TAX (Continued)

         Deferred tax assets
           Loss carryforwards                                        $  4,871
           Less: valuation allowance                                   (4,871)
                                                                     --------
         Net deferred tax assets                                     $      0
                                                                     ========

              At December 31, 2001, the Company had net carryforward losses of approximately $14,325. Net operating loss carryforwards expire starting in 2016 through 2020. Per year availability may be subject to change of ownership limitation under Internal Revenue Code Section 382.

NOTE 7 -      LITIGATION, COMMITMENTS AND CONTINGENCIES

              The nature and scope of the Company's business operations bring it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject the Company to potential litigation, which are defended in the normal course of business. At December 31, 2001, there were various claims and disputes incidental to the business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon the Company's financial position, results of operations or cash flows. As of December 31, 2001, the Company has not been named as a responsible party for any environmental issues under the Federal Superfund Law.

              An adversary proceeding was commenced on or about February 9, 2001 by American Eco Corporation ("Plaintiff"), which, at the time, was a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code. The proceeding, which is styled Complaint for Collection of Account Receivable, Turnover of Property of the Estate and Avoidance Fraudulent Conveyance, seeks the recovery of certain alleged transfers and recovery of fees against the Company based on theories of breach of contract, promissory estoppel, quantum meruit and pursuant to Sections 542, 544, 548 and 550 of the Bankruptcy Code. The proceeding seeks a recovery in excess of $1,300 and other equitable relief. The Company has filed its answer, which, in part, denies all liability. An Order Scheduling Pre-Trial Proceedings was signed on October 31, 2001. A trial date has not yet been set. The Company is vigorously defending this suit. At this time, the Company cannot predict the likelihood of an unfavorable outcome nor estimate the amount or range of potential loss; however, certain management fees have been accrued in the financial statements (see Note 8).

                       NEXTGEN COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


NOTE 7 -      LITIGATION, COMMITMENTS AND CONTINGENCIES (Continued)

              On November 6, 2001, the Company was sued by CIT Group/Equipment Financing, Inc. in the United States District Court for the Eastern District of Missouri. CIT alleges that a former subsidiary of the Company breached an equipment lease and that the subsidiary owes CIT approximately $720 plus interest, attorney's fees, and costs. CIT alleges that the Company is liable as a guarantor for the lease. The Company has answered the suit and intends to vigorously defend against the allegations. Moreover, because the guarantee relates to a subsidiary of the Company that has been sold, the Company has made a claim on the purchaser of the subsidiary - Spruce MacIntyre Holding Corp. ("Spruce") - to defend and indemnify the Company in this case. Spruce has agreed to indemnify and defend this case on the Company's behalf. Because of the early nature of this case, it cannot be determined with any degree of certainty what the result of this case will be for the Company.

              On November 16, 2001, Acstar Insurance Company ("Acstar") filed a third party complaint against the Company and several other third-party defendants in the United States District Court for the Eastern District of Missouri. In the primary suit, Acstar is being sued by Spiratas Company for approximately $650 that is allegedly due under a construction contract plus attorney's fees, interest, and costs. Acstar has sued the Company as a third party defendant alleging that the Company agreed to indemnify Acstar in the event of any claim. While the Company has not yet answered the complaint, the Company intends to defend the suit vigorously. Moreover, because the indemnification agreement relates to a subsidiary of the Company that has been sold, the Company has made a claim on the purchaser of the subsidiary - Spruce - to defend and indemnify the Company in this case. Spruce has agreed to indemnify and defend the Company and has hired counsel to answer and defend this case on the Company's behalf. Because of the early nature of this case, it cannot be determined with any degree of certainty what the result of this case will be for the Company.

              The Company has entered into employment contracts with two executive officers. Each contract provides for an annual salary of $200; one contract has been terminated (see Note 14) and the other expires during 2004.

NOTE 8 -      RELATED PARTY TRANSACTIONS

              The Company is involved in various related party transactions. These transactions are summarized as follows:

                       NEXTGEN COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

NOTE 8 -      RELATED PARTY TRANSACTIONS (Continued)

              Pursuant to a Management Services Agreement effective May 1, 1999, between AEC and the Company, AEC had agreed to provide certain services to the Company in exchange for a management fee to be paid on a monthly basis. The services include providing the Company with management guidance in addition to guaranteeing certain of the Company's obligations with its creditors, in order to allow the Company to receive favorable terms with its creditors. The agreement provided for a monthly payment of $40. For the year ended September 30, 2000, total management fees recorded were $280, which are included in other payables in the consolidated balance sheet, as further described below. The Company believes that AEC did not perform its responsibilities under the management agreement and, although the Company has recorded the management fees in the financial statements, it is contesting the validity of the agreement. At December 31, 2001, the Company was indebted to AEC in the amount of $1,370, including the disputed management fees. The amounts are due on demand and included in other payables.

              The Company is obligated to Point to Point's former shareholder pursuant to a note in the amount of $340, which represented advances made to Point to Point prior to its acquisition by the Company. The note is described in Note 11 - Long-Term Debt.

NOTE 9 -      EQUITY

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

              Stock Options

              The Company's board of directors approved the 2001 Stock Plan (the "2001 Plan") on April 2, 2001. The 2001 Plan provides for awards of incentive stock options, non-qualified stock options, and restricted stock purchase rights. The Company has reserved 2,000 shares of common stock under the 2001 Plan. The exercise price of the awards shall be determined by the Plan administrator at the date of grant, but shall not be less than the fair market value of the stock at the date of grant for employees, or 85% of the fair market value for non-employees. The exercise period shall be no more than 10 years and the awards will vest over a period of time determinable by the board of directors.

                       NEXTGEN COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


NOTE 9 -      EQUITY (Continued)

              Stock Options (continued)

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

              Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its employee stock awards under the fair value method of that Statement. The weighted average fair values at date of grant for options granted during 2001 and 2000 were $1.14 and $0.73, and were estimated at the date of grant using the Black-Scholes option pricing model with the following respective weighted average assumptions for 2001 and 2000: interest rates of 5.5% and 5%; dividend yields of 0%; volatility of 160% and 238%; and a weighted average expected life of the option of 5 years.

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

              The Company has adopted only the disclosure provisions of SFAS No.
              123. It applies Accounting Principles Bulletin ("APB") Options No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for stock and other equity instruments issued to outside third parties. If the Company had elected to recognize compensation expense based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net loss would be increased by approximately $274, $8 and 359 for the periods ended December 31, 2001, December 31, 2000 and September 30, 2000, respectively, to the pro forma amounts indicted below.

                                                  December 31,         September 30,
                                             ---------------------     -------------
                                               2001         2000            1999
                                             --------     --------     -------------
              As reported                    $ (2,447)    $    (67)      $ (6,225)
              Pro forma                      $ (2,721)    $    (75)      $ (6,584)
              Loss per share - Pro forma     $  (0.28)    $  (0.01)      $  (0.75)

                       NEXTGEN COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


NOTE 9 -      EQUITY (Continued)

              The following summarizes the Company's stock option transactions under the stock option plan:

                                                                            Weighted
                                                      Share Options         Average
                                                       Outstanding       Exercise Price
                                                      -------------      --------------
              Outstanding, September 30, 1999               895             $   1.52
              Granted at an exercise of price $4.74          10                 4.74
              Granted at exercise price of $0.75            125                 0.75
                                                       --------
              Outstanding, September 30, 2000             1,030                 1.46

              Options expired                              (325)                0.87
                                                       --------
              Outstanding, December 31, 2000                705                 1.73
              Granted at an exercise price of $1.25         375                 1.25
              Granted at an exercise price of $1.55         102                 1.55
              Options exercised                             (83)                0.41
              Options expired                              (190)                4.74
                                                       --------
              Outstanding, December 31, 2001                909                 1.00
                                                       ========

              The following table summarizes the outstanding and exercisable options grouped by range of exercise prices as of December 31, 2001:

                                           Weighted                          Weighted
                                           Average          Range of          Average
                                          Remaining         Exercise         Exercise
              Number of Shares               Life            Prices            Price
              ----------------            ---------      --------------      --------
                     422                  2.5 years      $0.41 to $1.10        $0.50
                      10                  2.9 years                4.74        $4.74
                     477                  4.3 years      $1.25 to $1.55         1.31

NOTE 10 -     RETIREMENT PLANS

              As of December 31, 2001, a majority of the Company's current and former employees are covered by union sponsored, collectively bargained multi-employer pension plans. The Company contributed and charged to expense approximately $109 and $160 in fiscal years ended December 31, 2001 and September 30, 2000, respectively, for such plans. The plans' administrators do not provide sufficient information to enable the Company to determine its share, if any, of unfunded vested benefits.

                       NEXTGEN COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


NOTE 10 -     RETIREMENT PLANS (Continued)

              Point to Point also maintains a 401K Plan for its non-union employees. The Company matched a portion of the employee contributions. The matching amount charged to expense for the year ended December 31, 2001 was $6.

NOTE 11 -     LONG-TERM DEBT

              Point to Point is obligated to its former shareholder pursuant to a note dated June 29, 2001, in the amount of $340. The note bears interest at 8.25%. Interest only is payable monthly in arrears until January 1, 2002. Starting February 1, 2002, the note is to be repaid in 18 equal monthly installments of principal and interest.

              In the event of a default, interest is payable at 18% per annum. Default events include the following:

              a) Borrower fails to pay principal and interest when due.

              b) Borrower fails to meet its obligations or violates terms of the
                 Reorganization Agreement and Plan of merger between Lender, Borrower and certain other parties, dated June 29, 2001.

              c) Borrower makes an assignment for the benefit of creditors or files for bankruptcy.

              The Company is also obligated on two notes in connection with the purchase of two automobiles in 2000. The notes bear interest at rates of 5.9% and 7.9%; principal balances at December 31, 2001 are $10 and $7, respectively. The loans are secured by liens on the vehicles.

              Scheduled annual maturities of long-term debt as of December 2001 are as follows:

                 2002                                            $   213
                 2003                                                140
                 2004                                                  4
                                                                 -------
                                                                 $   357
                                                                 =======

NOTE 12 -  RESTRICTED CASH

           The Company has issued, through its bank, an irrevocable letter of credit in the amount of $167 for the benefit of its landlord in Methuen, Massachusetts, as security for its rent. The amount approximates the Company's annual lease liability.

           The letter of credit must be effective until 30 days after May 31, 2003, the expiration of the Company's initial 5 year lease term. The Company's bank has restricted its cash account to secure the letter of credit.

                       NEXTGEN COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


NOTE 13 -     NEW ACCOUNTING PRONOUNCEMENTS

              In June 2001, SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and that identifiable intangible assets acquired in a business combination be recognized as an asset apart from goodwill, if they meet certain criteria. The impact of the adoption of SFAS 141 on reported operating results, financial position and existing financial statement disclosure is not expected to be material.

              SFAS 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill and indefinite-lived intangible assets, including that acquired before initial application of the standard, will not be amortized but will be tested for impairment at least annually. The new standard is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS 142 effective January 1, 2002, will result in the elimination of approximately $88 of annual amortization ($44 of amortization expense was recorded during the year ended December 31, 2001). The Company does not expect to recognize any impaired goodwill as of January 1, 2002.

              In July 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued, which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The impact of the adoption of SFAS 143 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

              In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. This statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how results of a discontinued operation are to be measured and presented. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The impact of the adoption of SFAS 144 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.

                       NEXTGEN COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


NOTE 14 -     SUBSEQUENT EVENTS

              Disposition of Point To Point Network Services, Inc.
              On February 22, 2002, the Company completed the sale of Point to Point Network Services, a Delaware corporation and wholly-owned subsidiary of the Company ("Point to Point"), to Point to Point of Louisiana, Inc., a Louisiana corporation (the "Buyer"). The purchase price for the 1 share of outstanding common stock of Point to Point (the "Shares") that the Buyer acquired from the Company was $1,000, which the Buyer paid by issuing a Secured Promissory Note (the "Note") to the Company. The Note bears interest at 6.5% per annum, and requires a payment of accrued interest on February 22, 2003, and a payment of accrued interest and $100 of principal on February 22, 2004, and all remaining principal and interest accrued thereon on February 22, 2005. The
              Note is secured by the Shares, pursuant to a Stock Pledge Agreement dated February 22, 2002. Richard W. Lancaster, a former director of the Company, serves as the President of the Buyer.

              The assets of Point to Point included in the Company's consolidated balance sheet at December 31, 2001 are summarized as follows:

                  Cash                                               $     162
                  Accounts receivable                                      639
                  Costs and earnings in excess of billings                 226
                  Other current assets                                      71
                  Fixed assets                                             470
                  Other assets                                             169
                  Goodwill                                               3,465
                  Intercompany accounts                                    751
                                                                     ---------
                                                                         5,953
                                                                     ---------
                  Accounts payable                                       1,369
                  Billings in excess of costs                              220
                  Other current liabilities                                159
                  Notes payable                                            357
                                                                     ---------
                                                                         2,105
                                                                     ---------
                  Net assets                                         $   3,848
                                                                     =========

              The results of operations of Point to Point included in the statement of operations for the year ended December 31, 2001, are summarized as follows:

                  Revenue                                            $   4,403
                  Costs and expenses                                     4,336
                                                                     ---------
                                                                     $      67
                                                                     =========

                       NEXTGEN COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


NOTE 14 -     SUBSEQUENT EVENTS (Continued)

              Settlement Agreement

              A Settlement Agreement and Mutual Release of Claims (the "Release") was entered effective as of February 20, 2002, by and among Point to Point, the Company, and W. Michael Sullivan ("Sullivan"), a stockholder of the Company and former employee and stockholder of Point to Point. The Release settled certain disputes among the parties related to the Company's acquisition of Point to Point from Sullivan on June 29, 2001, and the termination of Sullivan's employment with Point to Point on November 1, 2001. Pursuant to the Release, Sullivan received approximately $464 cash, comprised of approximately $107 as severance for the termination of his employment with Point to Point, and approximately $357 as payment in full of a promissory note issued by Point to Point to Sullivan on June 29, 2001. Also, approximately $42 of liabilities of Point to Point that Sullivan had personally guaranteed were paid off in full. The Release required Sullivan to transfer 1,800 of his 2,000 shares of the Company's common stock back to the Company, and gave the Company the right to repurchase the 200 shares retained by Sullivan, at a purchase price of $5.00 per share, until June 29, 2002. The Company has returned the 1,800 shares of common stock repurchased form Sullivan to its authorized, but unissued, shares.

              Employment Agreement

              In February 2002, the Company hired R. Andrew White as chief financial officer. The parties entered into a one-year executive employment agreement which provides an annual salary of $120,000. The Company also provided Mr. White with a loan to acquire 50,000 shares of Nextgen's common stock at $1.25 per share, and granted Mr. White up to 150,000 options to purchase Nextgen common stock at $1.25 per share, subject to certain vesting requirements.

              Letters of Intent

              In March 2002, the Company entered into three letters of intent to acquire 229 communications towers for an aggregate purchase price of $51.2 million. These acquisitions are contingent upon the occurrence of various events and conditions.