Form 10QSB
period 2002-03-31
NEXTGEN COMMUNICATIONS CORP
filed 2002-05-15
CIK 855424

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

     (Mark One)

     [x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2002

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from               to
                                    -------------    -------------

     Commission file number             0-22388
                            ----------------------------------------------------

                       NEXTGEN COMMUNICATIONS CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its charter)

             Delaware                                        99-0273889
------------------------------------------           ---------------------------
      (State or Other Jurisdiction of                       (IRS Employer
      Incorporation or Organization)                     Identification No.)

    11850 Jones Road, Houston, Texas                            77070
------------------------------------------           ---------------------------
 (Address of Principal Executive Offices)                     (Zip Code)

                                 (281) 970-9859
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
                     (Former Name, Former Address and Former
                   Fiscal Year, if Changed Since Last Report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X       No
                                   ---         ---

     The number of shares outstanding of the registrant's common stock, $.001 par value per share, as of April 30, 2002, was 9,271,882 shares.


       Transitional Small Business Disclosure Format: Yes     No X
                                                         ---    ---

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                       NEXTGEN COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)




                                                                          March 31,   December 31,
                                                                            2002          2001
                                                                          ---------   ------------
                                                                         (unaudited)
ASSETS
Current assets
     Cash                                                                 $  1,014      $  2,210
     Accounts receivable, net of allowance
      for doubtful accounts of $30                                              --           639
     Costs and earnings in excess of billings                                   --           226
     Note receivable - current portion                                         326           353
     Inventory                                                                  --            50
     Other current assets                                                       39            41
                                                                          --------      --------
       Total current assets                                                  1,379         3,519

Restricted cash                                                                 --           167
Note receivable, long-term portion                                           2,019         1,049

Property and equipment, net of accumulated depreciation of $4 and $73          127           470

Goodwill, net of accumulated amortization of $0 and $44                         --         3,465
Other assets                                                                    --             2
                                                                          --------      --------

       TOTAL ASSETS                                                       $  3,525      $  8,672
                                                                          ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable and accrued liabilities                             $    519      $  1,851
     Billings in excess of costs                                                --           220
     Due to affiliate                                                        1,370         1,370
     Deferred revenue                                                           --            63
     Notes payable - current portion                                            --             5
     Note payable - stockholder - current portion                               --           208
     Other current liabilities                                                  27             6
                                                                          --------      --------
       Total current liabilities                                             1,916         3,723

Long-term debt - stockholder                                                    --           133
Long-term debt - others                                                         58            11
                                                                          --------      --------
       Total liabilities                                                     1,974         3,867
                                                                          --------      --------

Stockholders' equity
     Common stock, $.001 par value, 50,000 shares
      authorized 9,271 shares issued and outstanding                             9            11
     Additional paid-in capital                                             23,892        26,393
     Notes receivable                                                         (125)           --
     Accumulated deficit                                                   (22,225)      (21,599)
                                                                          --------      --------
       Total stockholders' equity                                            1,551         4,805
                                                                          --------      --------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  3,525      $  8,672
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

                       NEXTGEN COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                               Three Months ended
                                                                   March 31,
                                                         ------------------------------
                                                            2002              2001
                                                         ------------      ------------
Revenue                                                  $        253      $         30
Cost of revenue                                                   157                --
                                                         ------------      ------------

Gross profit                                                       96                30
Selling, general and administrative expenses                      640               301
                                                         ------------      ------------
                                                                 (544)             (271)

Loss on sale of asset                                            (105)               --

Interest income                                                    23                53
                                                         ------------      ------------

Loss before income taxes                                         (626)             (218)

Income taxes                                                       --                --
                                                         ------------      ------------

Net loss                                                 $       (626)     $       (218)
                                                         ============      ============

Net loss per share                                       $      (0.06)     $      (0.02)
                                                         ============      ============

Weighted average number of common shares outstanding       10,245,211         8,763,978
                                                         ============      ============


   The accompanying notes are an integral part of these financial statements.

                       NEXTGEN COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                 (In thousands)
                                   (Unaudited)

                                                              2002         2001
                                                             -------      -------
Net cash used in operating activities, net of effects of
  business acquired                                          $  (638)     $  (150)

Cash flow from investing activities:
  Divestiture of cash                                           (197)          --
  Purchase of machinery and equipment                           (135)          --
                                                             -------      -------

Net cash used in investing activities                           (332)          --

Cash flow from financing activities:
  Net payments on notes receivable                                57          124
  Net advances on capital leases and long-term debt             (283)          --
                                                             -------      -------

Net cash (used in) provided by financing activities             (226)         124
                                                             -------      -------

Net decrease in cash                                          (1,196)         (26)
Cash, beginning of period                                      2,210           33
                                                             -------      -------

Cash, end of period                                          $ 1,014      $     7
                                                             =======      =======


   The accompanying notes are an integral part of these financial statements.

                       NEXTGEN COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                  (In thousands, except for per share amounts)


NOTE 1 -  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Company Description and Nature of Operations

          Nextgen Communications Corporation (together with its wholly-owned subsidiaries, the "Company" or "Nextgen") provided comprehensive network development services and components for the communications industry during the majority of the first quarter of 2002. The Company divested the subsidiary that conducted such operations in February 2002 (see Note 3). The Company has recently announced a new strategy, and is currently pursuing the acquisition of communications towers throughout the United States. The Company's corporate headquarters are based in Houston, Texas.

          The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles and Regulation S-B, as promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes as contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2001. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results of operations to be expected for the full year.

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

NOTE 2 -  NOTE RECEIVABLE

          The Company holds a note receivable from Spruce McIntyre Holding Corp.("Spruce"), resulting from the Company's sale of certain assets to Spruce in September 2000. Principal payments were due in three installments beginning June 15, 2001. The note was modified on April 30, 2001 in a new principal amount of $1,420, representing the outstanding principal balance of the original note on that date. The modified note bears an interest rate of 7.75% and matures on July 1, 2005. Payments of interest only were required through November 1, 2001, and 44 equal monthly payments of principal and interest of $37 commenced on December 1, 2001. Outstanding principal at March 31, 2002, and December 31, 2001, was $1,345 and $1,402, respectively. The note is secured by the assets that the Company sold to Spruce.

          The Company also holds a note receivable from Point to Point of Louisiana, Inc. The principal amount of such note was $1,000 on March 31, 2002. The terms of this promissory note and the details of the transaction in which it was received by the Company are set forth in
          Note 3 below.

                       NEXTGEN COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                  (In thousands, except for per share amounts)


NOTE 3 -  BUSINESS COMBINATIONS AND DISPOSITIONS

          Acquisition and Disposition of Point To Point Network Services, Inc.

          On June 29, 2001, the Company acquired Point To Point Network Services, Inc. ("Point To Point"), based in Methuen, Massachusetts. Point To Point was a provider of fixed communications networking design and build-out services, such as voice, data, and video, to the communications industry. Consideration paid was 2,000 shares of the Company's common stock, valued at $2,914, and cash of $678, for an aggregate consideration of $3,592. The Company also incurred direct costs related to the acquisition of $189, for a total purchase price of $3,781.

          On February 22, 2002, the Company sold all of the shares of Point To Point that it owned to Point to Point of Louisiana, Inc., a Louisiana corporation (the "Buyer"). The purchase price for the 1 share of outstanding common stock of Point to Point (the "Shares") that the Buyer acquired from the Company was $1,000, which the Buyer paid by issuing a Secured Promissory Note (the "Note") to the Company. The Note bears interest at 6.5% per annum, and requires a payment of accrued interest on February 22, 2003, and a payment of accrued interest and $100 of principal on February 22, 2004, and all remaining principal and interest accrued thereon on February 22, 2005. The Note is secured by the Shares, pursuant to a Stock Pledge Agreement dated February 22, 2002. Richard W. Lancaster, a former director of the Company, serves as the President of the Buyer.

          Settlement Agreement

          A Settlement Agreement and Mutual Release of Claims (the "Release") was entered effective as of February 20, 2002, by and among Point To Point, the Company, and W. Michael Sullivan ("Sullivan"), a stockholder of the Company and former employee and stockholder of Point To Point. The Release settled certain disputes among the parties related to the Company's acquisition of Point To Point from Sullivan on June 29, 2001, and the termination of Sullivan's employment with Point To Point on November 1, 2001. Pursuant to the Release, Sullivan received approximately $464 cash, comprised of approximately $107 as severance for the termination of his employment with Point To Point, and approximately $357 as payment in full of a promissory note issued by Point To Point to Sullivan on June 29, 2001. Also, approximately $42 of liabilities of Point To Point that Sullivan had personally guaranteed were paid off in full. The Release required Sullivan to transfer 1,800 of his 2,000 shares of the Company's common stock back to the Company, and gave the Company the right to repurchase the 200 shares retained by Sullivan, at a purchase price of $5.00 per share, until June 29, 2002. The Company has returned the 1,800 shares of common stock repurchased from Sullivan to its authorized, but unissued, shares.

          Letters of Intent

          In March 2002, the Company entered into three letters of intent to acquire 229 communications towers for an aggregate purchase price of $51.2 million. These acquisitions are contingent upon the occurrence of various events and conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

     Nextgen Communications Corporation ("we," "us," "Nextgen," or the "Company") is a Delaware corporation that was incorporated in 1998. Our growth strategy, developed in 2001, is to acquire communications towers and lease space on them to wireless carriers such as personal communications services, cellular, paging, microwave and specialized mobile radio, enhanced specialized mobile radio, wireless data transmission, radio and television broadcasting. Currently, we have entered into three non-binding letters of intent to acquire an aggregate of 229 towers, and we are in discussions to acquire additional towers. We plan to aggressively consolidate ownership of communications sites in purchase transactions with both wireless carriers and independent owners, and then increase our tenancy on these towers by allocating dedicated resources to selling antennae space on these towers. As a result of the recent downturn in the telecommunications industry, we believe that Nextgen is well positioned to further consolidate this market at attractive purchase prices based on multiples of tower cash flow. While we believe that we have the resources and potential financing sources, and favorable market conditions, to implement our proposed acquisition strategy, Nextgen has not acquired any towers to date.

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

COMPARISON OF FIRST QUARTER 2002 RESULTS OF OPERATIONS TO FIRST QUARTER 2001

     On September 29, 2000, the Company sold certain subsidiaries that had operated within the industrial services sector. The Company had no operations from the date of such sale until it acquired Point To Point on June 29, 2001. The Company divested Point To Point on February 22, 2002. Therefore, comparisons between the results of operations for the first quarter of 2002 to the first quarter of 2001 would not be informative.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's existing capital resources as of March 31, 2002, consisted of cash and notes totaling $3,300. The Company believes that the cash currently on hand and the cash expected to be received as payments on promissory notes owed to the Company would be sufficient throughout the next twelve months to finance the Company's working capital needs and any remaining obligations from the Company's divested operations. Implementation of the Company's strategic plan of acquiring communications towers will require additional capital, however.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENT INCLUDED IN THIS FORM 10-QSB

         This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to the Company's tower acquisition strategy and availability of capital to fund such strategy. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, regulatory framework, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. We refer you to the section entitled "Trends, Risks and Uncertainties" in Item 6 of Part II of our annual report on Form 10-KSB for the year ended December 31, 2001, for a list of specific factors that could cause actual results to differ materially from those indicated by our forward-looking statements made herein and presented elsewhere by management. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Furthermore, we do not undertake any obligation to update forward-looking statements made herein.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The nature and scope of our business operations bring us into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject us to potential litigation, which we defend in the normal course of business. At March 31, 2002, there were various claims and disputes incidental to the business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon our financial position, results of operations or cash flows. As of March 31, 2002, the Company has not been named as a responsible party for any environmental issues under the Federal Superfund Law.

ITEM 2. CHANGES IN SECURITIES.

     During the first quarter of 2002, the Company issued the following shares of its common stock without registration under the Securities Act of 1933, as amended (the "Securities Act"):

     1. On February 1, 2002, in connection with his employment as Chief Financial Officer, R. Andrew White purchased 50,000 shares of the Company's common stock for $1.25 per share, for which he gave the Company a promissory note in the principal amount of $62,500, which was secured by 100,000 shares of the Company's common stock owned by Mr. White.

     2. On March 31, 2002, the Company issued 50,000 shares to a former director of the Company pursuant to his exercise of certain stock options.

     The above issuances were unregistered, as the Company was relying on the exemption from registration contained in Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, on the basis that such transactions did not involve a public offering of securities.

     Additionally, the Company returned 1,800,000 shares of its common stock to the Company's authorized but unissued shares, effective as of February 20, 2002. The Company reacquired such shares pursuant to a Settlement Agreement and Mutual Release of Claims, effective as of February 20, 2002, by and among Point To Point, the Company, and W. Michael Sullivan.

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

         2.3 Agreement for Sale of Shares, dated as of February 22, 2002, between Nextgen Communications Corporation, a Delaware corporation, and Point to Point of Louisiana, Inc., a Louisiana corporation (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on March 19, 2002, and incorporated herein by reference).

         2.4 First Amendment to Agreement for Sale of Shares, executed to be effective as of February 22, 2002, by and between Nextgen Communications Corporation and Point to Point of Louisiana, Inc. (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed on March 19, 2002, and incorporated herein by reference).

         2.5 Secured Promissory Note, dated February 22, 2002, issued by Point to Point of Louisiana to Nextgen Communications Corporation. (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K filed on March 19, 2002, and incorporated herein by reference).

         2.6 First Amendment to Secured Promissory Note, executed to be effective as of February 22, 2002, by and between Point to Point of Louisiana, Inc. and Nextgen Communications Corporation (filed as Exhibit 2.4 to the Company's Current Report on Form 8-K filed on March 19, 2002, and incorporated herein by reference).

         2.7 Stock Pledge Agreement, executed to be effective as of February 22, 2002, by and between Point to Point of Louisiana, Inc. and Nextgen Communications Corporation (filed as Exhibit
                  2.5 to the Company's Current Report on Form 8-K filed on March 19, 2002, and incorporated herein by reference).

         2.8 Settlement Agreement and Mutual Release of Claims, executed to be effective as of February 20, 2002, by and among Point To Point Network Services, Inc., Nextgen Communications Corporation, and W. Michael Sullivan (filed as Exhibit 2.6 to the Company's Current Report on Form 8-K filed on March 19, 2002, and incorporated herein by reference).

         2.9 Repurchase Option Agreement, executed to be effective as of February 20, 2002, by and between Nextgen Communications Corporation and W. Michael Sullivan (filed as Exhibit 2.7 to the Company's Current Report on Form 8-K filed on March 19, 2002, and incorporated herein by reference).

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

         10.4 Note Modification Agreement dated April 30, 2001, by and between Spruce MacIntyre Holding Corp. and U S Industrial Services, Inc. (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, and incorporated herein by reference).

         10.5* Employment Agreement by and between Frank J. Fradella and U S Industrial Services, Inc., dated April 2, 2001. (filed as
                  Exhibit 10.7 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, and incorporated herein by reference).

         10.6* Registration Rights Agreement by and between Frank J. Fradella and U S Industrial Services, Inc., dated April 2, 2001. (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, and incorporated herein by reference).

         10.7* Stock Option Agreement executed December 27, 2001, to be effective as of October 3, 2000, by and between Frank J. Fradella and Nextgen Communications Corporation (filed as
                  Exhibit 2 to Amendment No. 3 to Schedule 13D of Frank J. Fradella filed on January 3, 2002, and incorporated herein by reference).

         10.8* Stock Option Agreement by and between R. Andrew White and Nextgen Communications Corporation, dated February 1, 2002.+

         10.9* Employment Agreement by and between R. Andrew White and Nextgen Communications Corporation, dated March 1, 2002.+


                  * Denotes a management contract or compensatory plan or
                    arrangement.

                  + Filed herewith.

     (b) Reports on Form 8-K

          The Company filed a Current Report on Form 8-K on March 19, 2002, for an event as of February 22, 2002, to report the Company's sale of Point To Point and Settlement Agreement and Release of Claims with W. Michael Sullivan.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      NEXTGEN COMMUNICATIONS CORPORATION



Dated: May 15, 2002                   By: /s/ FRANK J. FRADELLA
                                         ---------------------------------------
                                           Frank J. Fradella
                                           President and Chief Executive Officer



Dated: May 15, 2002                   By: /s/ R. ANDREW WHITE
                                         ---------------------------------------
                                           R. Andrew White
                                           Chief Financial Officer

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                     DESCRIPTION
       --------                   -----------
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

         2.3 Agreement for Sale of Shares, dated as of February 22, 2002, between Nextgen Communications Corporation, a Delaware corporation, and Point to Point of Louisiana, Inc., a Louisiana corporation (filed as Exhibit 2.1 to the Company's
                  Current Report on Form 8-K filed on March 19, 2002, and incorporated herein by reference).

         2.4 First Amendment to Agreement for Sale of Shares, executed to be effective as of February 22, 2002, by and between Nextgen
                  Communications Corporation and Point to Point of Louisiana,
                  Inc. (filed as Exhibit 2.2 to the Company's Current Report on
                  Form 8-K filed on March 19, 2002, and incorporated herein by reference).

         2.5      Secured Promissory Note, dated February 22, 2002, issued by
                  Point to Point of Louisiana to Nextgen Communications
                  Corporation. (filed as Exhibit 2.3 to the Company's Current
                  Report on Form 8-K filed on March 19, 2002, and incorporated herein by reference).

         2.6 First Amendment to Secured Promissory Note, executed to be effective as of February 22, 2002, by and between Point to Point of Louisiana, Inc. and Nextgen Communications
                  Corporation (filed as Exhibit 2.4 to the Company's Current
                  Report on Form 8-K filed on March 19, 2002, and incorporated herein by reference).

         2.7 Stock Pledge Agreement, executed to be effective as of February 22, 2002, by and between Point to Point of Louisiana,
                  Inc. and Nextgen Communications Corporation (filed as Exhibit
                  2.5 to the Company's Current Report on Form 8-K filed on March
                  19, 2002, and incorporated herein by reference).

         2.8 Settlement Agreement and Mutual Release of Claims, executed to be effective as of February 20, 2002, by and among Point To
                  Point Network Services, Inc., Nextgen Communications
                  Corporation, and W. Michael Sullivan (filed as Exhibit 2.6 to the Company's Current Report on Form 8-K filed on March 19,
                  2002, and incorporated herein by reference).

         2.9 Repurchase Option Agreement, executed to be effective as of February 20, 2002, by and between Nextgen Communications
                  Corporation and W. Michael Sullivan (filed as Exhibit 2.7 to the Company's Current Report on Form 8-K filed on March 19,
                  2002, and incorporated herein by reference).

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

         10.4 Note Modification Agreement dated April 30, 2001, by and between Spruce MacIntyre Holding Corp. and U S Industrial
                  Services, Inc. (filed as Exhibit 10.6 to the Company's
                  Quarterly Report on Form 10-QSB for the quarter ended June 30,
                  2001, and incorporated herein by reference).

         10.5*    Employment Agreement by and between Frank J. Fradella and U S
                  Industrial Services, Inc., dated April 2, 2001. (filed as
                  Exhibit 10.7 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, and incorporated herein by reference).

         10.6* Registration Rights Agreement by and between Frank J. Fradella and U S Industrial Services, Inc., dated April 2, 2001. (filed as Exhibit 10.8 to the Company's Quarterly Report on Form
                  10-QSB for the quarter ended June 30, 2001, and incorporated herein by reference).

         10.7* Stock Option Agreement executed December 27, 2001, to be effective as of October 3, 2000, by and between Frank J.
                  Fradella and Nextgen Communications Corporation (filed as
                  Exhibit 2 to Amendment No. 3 to Schedule 13D of Frank J.
                  Fradella filed on January 3, 2002, and incorporated herein by reference).

         10.8*    Stock Option Agreement by and between R. Andrew White and
                  Nextgen Communications Corporation, dated February 1, 2002.+

         10.9*    Employment Agreement by and between R. Andrew White and
                  Nextgen Communications Corporation, dated March 1, 2002.+


* Denotes a management contract or compensatory plan or arrangement.

+ Filed herewith.