Form 10QSB
period 2002-06-30
NEXTGEN COMMUNICATIONS CORP
filed 2002-08-14
CIK 855424

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

        (Mark One)

        [x] Quarterly report under Section 13 or 15(d) of the Securities
            Exchange Act of 1934

        For the quarterly period ended June 30, 2002

        [ ] Transition report under Section 13 or 15(d) of the Securities
            Exchange Act of 1934

        For the transition period from               to
                                       -------------    --------------

        Commission file number             0-22388
                                -----------------------------------------------

                       NEXTGEN COMMUNICATIONS CORPORATION
-------------------------------------------------------------------------------
           (Name of Small Business Issuer as Specified in Its charter)

                           Delaware                                               99-0273889
-----------------------------------------------------         -----------------------------------------------------
           (State or Other Jurisdiction of                                       (IRS Employer
            Incorporation or Organization)                                     Identification No.)


                     11850 Jones Road, Houston, Texas 77070
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (281) 970-9859
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


-------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X  No
                                       ---    ---

         The number of shares outstanding of the registrant's common stock, $.001 par value per share, as of July 31, 2002, was 9,271,882 shares.

             Transitional Small Business Disclosure Format: Yes       No  X
                                                                ----     ----

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       NEXTGEN COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                               June 30, 2002      December 31, 2001
                                                                               -------------      -----------------
                                                                                (unaudited)
ASSETS
Current assets
   Cash                                                                           $    179             $  2,210
   Restricted cash                                                                     835                   --
   Accounts receivable, net of allowance
      for doubtful accounts of $0 and $30                                               --                  639
   Costs and earnings in excess of billings                                             --                  226
   Note receivable - current portion                                                   446                  353
   Inventory                                                                            --                   50
   Other current assets                                                                 34                   41
                                                                                  --------             --------
         Total current assets                                                        1,494                3,519

Restricted cash                                                                         --                  167
Note receivable - long-term portion                                                  1,862                1,049
Deferred acquisition costs and deposits                                                484                   --

Property and equipment, net of accumulated depreciation of $15 and $73                 121                  470

Goodwill, net of accumulated amortization of $0 and $44                                 --                3,465
Other assets                                                                            --                    2
                                                                                  --------             --------
         TOTAL ASSETS                                                             $  3,961             $  8,672
                                                                                  ========             ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued liabilities                                       $    586             $  1,851
   Billings in excess of costs                                                          --                  220
   Due to affiliate                                                                    265                1,370
   Deferred revenue                                                                     --                   63
   Notes payable - current portion                                                     862                    5
   Notes payable - stockholder - current portion                                        --                  208
   Other current liabilities                                                            --                    6
                                                                                  --------             --------
         Total current liabilities                                                   1,713                3,723
Long-term debt - stockholder                                                            --                  133
Long-term debt - others                                                                 51                   11
                                                                                  --------             --------
         Total liabilities                                                           1,764                3,867
                                                                                  --------             --------

Stockholders' equity
   Common stock, $.001 par value, 50,000 shares
      authorized 9,271 shares issued and outstanding                                     9                   11
   Additional paid-in capital                                                       23,892               26,393
   Notes receivable                                                                   (125)                  --
   Accumulated deficit                                                             (21,579)             (21,599)
                                                                                  --------             --------
         Total stockholders' equity                                                  2,197                4,805
                                                                                  --------             --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  3,961             $  8,672
                                                                                  ========             ========

   The accompanying notes are an integral part of these financial statements.

                       NEXTGEN COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, except per share amounts)
                                   (Unaudited)


                                                                 Three Months ended           Six Months ended
                                                                      June 30,                    June 30,
                                                              -----------------------    ------------------------
                                                                 2002         2001          2002          2001
                                                              ----------   ----------    ----------    ----------
Revenue                                                       $       --   $       --    $      253   $        30

Cost of revenue                                                       --           --           157            --
                                                              ----------   ----------    ----------    ----------

Gross profit                                                          --           --            96            30
Selling, general and administrative expenses                         488          296         1,128           598
                                                              ----------   ----------    ----------    ----------
                                                                    (488)        (296)       (1,032)         (568)

Loss on sale of asset                                                 --           --          (105)           --
Reversal of prior year accruals                                    1,105           --         1,105            --

Interest income                                                       29           96            52           149
                                                              ----------   ----------    ----------    ----------

Income (loss) before income taxes                                    646         (200)           20          (419)

Income taxes                                                          --           --            --            --
                                                              ----------   ----------    ----------    ----------

Net income (loss)                                             $      646   $     (200)   $       20    $     (419)
                                                              ==========   ==========    ==========    ==========

Net income (loss) per share                                   $     0.07   $    (0.02)   $     0.00    $    (0.04)
                                                              ==========   ==========    ==========    ==========

Weighted average number of common shares outstanding           9,271,878    8,821,670     9,755,856     8,792,983
                                                              ==========   ==========    ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                       NEXTGEN COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                  ----------------------------
                                                                                    2002                2001
                                                                                  --------             -------
Net cash (used in) provided by operating activities, net of effects of
  business acquired                                                               $ (1,014)            $  (221)

Cash flow from investing activities:
  Payments for acquisitions, net of cash acquired                                       --               2,001
  Divestiture of cash                                                                 (197)                 --
  Purchase of machinery and equipment                                                 (140)                 --
  Deferred acquisition costs and deposits                                             (484)                 --
                                                                                  --------             -------
Net cash (used in) provided by investing activities                                   (821)              2,001

Cash flow from financing activities:
  Advances on notes receivable                                                         (50)                 --
  Payments on notes receivable                                                         144                 197
  Advances on capital leases and long-term debt                                         85                  --
  Payments on capital leases and long-term debt                                       (375)                 --
  Advance on line-of-credit                                                            835                  --
  Restricted cash - current                                                           (835)                 --
                                                                                  --------             -------
Net cash (used in) provided by financing activities                                   (196)                197
                                                                                  --------             -------

Net (decrease) increase in cash                                                     (2,031)              1,977
Cash, beginning of period                                                            2,210                  33
                                                                                  --------             -------

Cash, end of period                                                               $    179             $ 2,010
                                                                                  ========             =======





   The accompanying notes are an integral part of these financial statements.

                       NEXTGEN COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
             (In thousands, except for share and per share amounts)


NOTE 1 -      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
              POLICIES

              Company Description and Nature of Operations
              Nextgen Communications Corporation (together with its wholly-owned subsidiaries, the "Company" or "Nextgen") is currently pursuing the acquisition of communications towers throughout the United States. During the majority of the first quarter of 2002, Nextgen provided comprehensive network development services and components for the communications industry. The Company divested the subsidiary that conducted such operations in February 2002 (see
              Note 4). The Company's corporate headquarters are based in Houston, Texas.

              The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles and Regulation S-B, as promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes as contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2001. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of results of operations to be expected for the full year.

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

              Since February 22, 2002 and the sale of Point To Point Network Services, the Company has had no significant operations.

NOTE 2 -      NOTE RECEIVABLE

              The Company holds a note receivable from Spruce McIntyre Holding Corp.("Spruce"), resulting from the Company's sale of certain assets to Spruce in September 2000. Principal payments were due in three installments beginning June 15, 2001. The note was modified on April 30, 2001 in a new principal amount of $1,420, representing the outstanding principal balance of the original note on that date. The modified note bears an interest rate of 7.75% and matures on July 1, 2005. Payments of interest only were required through November 1, 2001, and 44 equal monthly payments of principal and interest of $37 commenced on December 1, 2001. Outstanding principal at June 30, 2002, and December 31, 2001, was $1,258 and $1,402, respectively. The note is secured by the assets that the Company sold to Spruce.

              The Company also holds a note receivable from Point to Point of Louisiana, Inc. The principal amount of such note was $1,000 on June 30, 2002. The terms of this promissory note and the details of the transaction in which it was received by the Company are set forth in Note 4 below.

                       NEXTGEN COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
             (In thousands, except for share and per share amounts)


NOTE 3 -      SHORT-TERM AND LONG-TERM DEBT

              Short-Term Debt
              The Company is obligated to pay a commercial bank in connection with a working capital loan. The note bears interest at the rate of 3.25%; principal balance at June 30, 2002 is $835. The loan is secured by a certificate of deposit held by the bank with a principal balance at June 30, 2002 of $1,006.

              Long-Term Debt
              The Company is obligated on several notes secured by liens on vehicles. The notes bear interest at the rate of 0.75% above the prime rate; principal balances at June 30, 2002 total $79.

              Scheduled annual maturities of long-term debt as of June 2002 are as follows:

                        2002                            $13
                        2003                            $28
                        2004                            $30
                        2005                            $ 8

NOTE 4 -      BUSINESS COMBINATIONS AND DISPOSITIONS

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

              On February 22, 2002, the Company sold all of the shares of Point To Point that it owned to Point to Point of Louisiana, Inc., a Louisiana corporation (the "Buyer"). The purchase price for the outstanding common stock of Point to Point (the "Shares") that the Buyer acquired from the Company was $1,000, which the Buyer paid by issuing a Secured Promissory Note (the "Note") to the Company. The Note bears interest at 6.5% per annum, and requires a payment of accrued interest on February 22, 2003, and a payment of accrued interest and $100 of principal on February 22, 2004, and all remaining principal and interest accrued thereon on February 22, 2005. The Note is secured by the Shares, pursuant to a Stock Pledge Agreement dated February 22, 2002. Richard W. Lancaster, a former director of the Company, serves as the President of the Buyer.

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

                       NEXTGEN COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
             (In thousands, except for share and per share amounts)



              Letters of Intent
              In March 2002, the Company entered into three letters of intent to acquire 229 communications towers for an aggregate purchase price of $51.2 million. Of these 229 towers, Nextgen continues to negotiate the acquisition of 82 towers representing an aggregate purchase price of $20.6 million.

              In June 2002, the Company entered into a letter of intent to acquire 16 broadcast communications towers for an aggregate purchase price of $13.0 million. These towers are located throughout the United States.

              All of the above potential acquisitions are contingent upon the occurrence of various events and conditions.

NOTE 5 -      SUBSEQUENT EVENTS

              In August 2002, the Company borrowed $200 from an individual for general corporate purposes, including the acquisition of wireless communications towers. The loan pays an 8% quarterly interest coupon and matures in three years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

         Nextgen Communications Corporation ("we," "us," "Nextgen," or the "Company") is a Delaware corporation that was incorporated in 1998. Our growth strategy is to acquire communications towers and lease space on them to wireless carriers such as personal communications services, cellular, paging, microwave and specialized mobile radio, enhanced specialized mobile radio, wireless data transmission, radio and television broadcasting. Currently, we have entered into four non-binding letters of intent to acquire an aggregate of 98 towers, and we are in discussions to acquire additional towers. We plan to aggressively consolidate ownership of communications sites in purchase transactions with both wireless carriers and independent owners, and then increase our tenancy on these towers by allocating dedicated resources to selling antennae space on these towers. As a result of the recent downturn in the telecommunications industry, we believe that Nextgen is well positioned to further consolidate this market at attractive purchase prices based on multiples of tower cash flow. While we believe that we have the resources and potential financing sources, and favorable market conditions, to implement our proposed acquisition strategy, Nextgen has not acquired any towers to date.

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


COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2002 RESULTS OF OPERATIONS TO THREE AND SIX MONTHS ENDED JUNE 30, 2001

         On September 29, 2000, the Company sold certain subsidiaries that had operated within the industrial services sector. The Company had no operations from the date of such sale until it acquired Point To Point on June 29, 2001. The Company divested Point To Point on February 22, 2002. Therefore, comparisons between the results of operations for the three and six months ended June 30, 2002 to the three and six months ended June 30, 2001 would not be informative.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's existing capital resources as of June 30, 2002, consisted of cash and notes totaling $3,220. The Company believes that the cash currently on hand and the cash expected to be received as payments on promissory notes owed to the Company would be sufficient throughout the next twelve months to finance the Company's working capital needs and any remaining obligations from the Company's divested operations. Implementation of the Company's strategic plan of acquiring communications towers will require additional capital, however.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         The nature and scope of our business operations bring us into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject us to potential litigation, which we defend in the normal course of business. At June 30, 2002, there were various claims and disputes incidental to the business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon our financial position, results of operations or cash flows. As of June 30, 2002, the Company has not been named as a responsible party for any environmental issues under the Federal Superfund Law.

         During the 2nd quarter, the Company re-evaluated its accruals for legal proceedings and, given current settlement proposals in negotiation on specific claims, decided to lower its accrual for these legal proceedings by $1,105, which is shown in this quarter's income statement.

ITEM 2. CHANGES IN SECURITIES.

        During the second quarter of 2002, the Company did not issue shares of its common stock without registration under the Securities Act of 1933, as amended (the "Securities Act").

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 9, 2002, the Company held its 2002 Annual Meeting of Stockholders. At the Annual Meeting, the Company's stockholders reelected Frank
J. Fradella as the Company's sole director, and ratified the appointment of Merdinger, Fruchter, Rosen & Corso, P.C. as the Company's independent public accountants for 2002.

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

  10.5* Employment Agreement by and between Frank J. Fradella and U S Industrial Services, Inc., dated April 2, 2001 (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, and incorporated herein by reference).

  10.6*    Registration Rights Agreement by and between Frank J. Fradella and
           U S Industrial Services, Inc., dated April 2, 2001 (filed as Exhibit
           10.8 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, and incorporated herein by reference).

  10.7* Stock Option Agreement executed December 27, 2001, to be effective as of October 3, 2000, by and between Frank J. Fradella and Nextgen Communications Corporation (filed as Exhibit 2 to Amendment No. 3 to
           Schedule 13D of Frank J. Fradella filed on January 3, 2002, and incorporated herein by reference).

  10.8* Stock Option Agreement by and between R. Andrew White and Nextgen Communications Corporation, dated February 1, 2002 (filed as Exhibit
           10.8 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002, and incorporated herein by reference).

  10.9* Employment Agreement by and between R. Andrew White and Nextgen Communications Corporation, dated March 1, 2002 (filed as Exhibit
           10.9 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002, and incorporated herein by reference).

  99.1+ Certification of Chief Executive Officer of Nextgen Communications Corporation Pursuant to 18 U.S.C. Section 1350.

  99.2+ Certification of Chief Financial Officer of Nextgen Communications Corporation Pursuant to 18 U.S.C. Section 1350.

           * Denotes a management contract or compensatory plan or arrangement.

           + Filed herewith.

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   NEXTGEN COMMUNICATIONS CORPORATION



Dated: August 14, 2002             By:  /s/ FRANK J. FRADELLA
                                        ----------------------------------------
                                        Frank J. Fradella
                                        President and Chief Executive Officer



Dated: August 14, 2002             By:  /s/ R. ANDREW WHITE
                                        ----------------------------------------
                                        R. Andrew White
                                        Chief Financial Officer

                               INDEX TO EXHIBITS
 EXHIBIT
   NO.     DESCRIPTION
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

  10.5* Employment Agreement by and between Frank J. Fradella and U S Industrial Services, Inc., dated April 2, 2001 (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, and incorporated herein by reference).

  10.6*    Registration Rights Agreement by and between Frank J. Fradella and
           U S Industrial Services, Inc., dated April 2, 2001 (filed as Exhibit
           10.8 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, and incorporated herein by reference).

  10.7* Stock Option Agreement executed December 27, 2001, to be effective as of October 3, 2000, by and between Frank J. Fradella and Nextgen Communications Corporation (filed as Exhibit 2 to Amendment No. 3 to
           Schedule 13D of Frank J. Fradella filed on January 3, 2002, and incorporated herein by reference).

  10.8* Stock Option Agreement by and between R. Andrew White and Nextgen Communications Corporation, dated February 1, 2002 (filed as Exhibit
           10.8 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002, and incorporated herein by reference).

  10.9* Employment Agreement by and between R. Andrew White and Nextgen Communications Corporation, dated March 1, 2002 (filed as Exhibit
           10.9 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002, and incorporated herein by reference).

  99.1+ Certification of Chief Executive Officer of Nextgen Communications Corporation Pursuant to 18 U.S.C. Section 1350.

  99.2+ Certification of Chief Financial Officer of Nextgen Communications Corporation Pursuant to 18 U.S.C. Section 1350.

           * Denotes a management contract or compensatory plan or arrangement.

           + Filed herewith.