Form 10QSB
period 2002-09-30
NEXTGEN COMMUNICATIONS CORP
filed 2002-11-14
CIK 855424

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

         (Mark One)

         [x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2002

         [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from               to
                                        -------------    --------------

         Commission file number             0-22388
                               ------------------------------------------------

                       NEXTGEN COMMUNICATIONS CORPORATION
-------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Delaware                                    99-0273889
------------------------------------         ----------------------------------
  (State or Other Jurisdiction of                     (IRS Employer
   Incorporation or Organization)                   Identification No.)

                     11850 Jones Road, Houston, Texas 77070
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

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
                                Yes  X    No
                                    ----     ----

         The number of shares outstanding of the registrant's common stock, $.001 par value per share, as of November 11, 2002, was 9,423,397 shares.

        Transitional Small Business Disclosure Format: Yes      No  X
                                                           ----    ----

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                       NEXTGEN COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                           September 30,     December 31,
                                                                               2002              2001
                                                                           -------------     ------------
                                                                            (unaudited)

ASSETS
Current assets
   Cash                                                                       $     14         $  2,210
   Restricted cash                                                                  --               --
   Accounts receivable, net of allowance
     for doubtful accounts of $0 and $30                                            --              639
   Costs and earnings in excess of billings                                         --              226
   Note receivable - current portion                                               513              353
   Inventory                                                                        --               50
   Other current assets                                                             89               41
                                                                              --------         --------
         Total current assets                                                      616            3,519

Restricted cash                                                                     --              167
Note receivable - long-term portion                                              1,766            1,049
Deferred acquisition costs and deposits                                            450               --

Property and equipment, net of accumulated depreciation of $22 and $73             143              470

Goodwill, net of accumulated amortization of $0 and $44                             --            3,465
Other assets                                                                        --                2
                                                                              --------         --------

         TOTAL ASSETS                                                         $  2,975         $  8,672
                                                                              ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued liabilities                                   $    480         $  1,851
   Billings in excess of costs                                                      --              220
   Due to affiliate                                                                265            1,370
   Deferred revenue                                                                 --               63
   Notes payable - current portion                                                  27                5
   Notes payable - stockholder - current portion                                    --              208
   Other current liabilities                                                        --                6
                                                                              --------         --------
         Total current liabilities                                                 772            3,723
Long-term debt - stockholder                                                        --              133
Long-term debt - others                                                            281               11
                                                                              --------         --------
         Total liabilities                                                       1,053            3,867
                                                                              --------         --------

Stockholders' equity
   Common stock, $.001 par value, 50,000 shares
      authorized 9,271 shares issued and outstanding                                 9               11
   Additional paid-in capital                                                   23,892           26,393
   Notes receivable                                                               (125)              --
   Accumulated deficit                                                         (21,854)         (21,599)
                                                                              --------         --------
         Total stockholders' equity                                              1,922            4,805
                                                                              --------         --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  2,975         $  8,672
                                                                              ========         ========

   The accompanying notes are an integral part of these financial statements.

                       NEXTGEN COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (In thousands, except for share and per share amounts)
                                   (Unaudited)


                                                                    Three Months                         Nine Months
                                                                       ended                               ended
                                                                    September 30,                       September 30,
                                                            ------------------------------      ------------------------------
                                                                2002              2001              2002              2001
                                                            ------------      ------------      ------------      ------------

Revenue                                                     $         --      $      2,778      $        253      $      2,808
Cost of revenue                                                       --             1,958               157             1,958
                                                            ------------      ------------      ------------      ------------

Gross profit                                                          --               820                96               850
Selling, general and administrative expenses                         435             1,045             1,563             1,646
                                                            ------------      ------------      ------------      ------------
                                                                    (435)             (225)           (1,467)             (796)

Loss on sale of asset                                                 (6)               --              (111)               --
Reversal of prior accruals                                           115                --             1,220                --

Interest income                                                       35                17               103               167
                                                            ------------      ------------      ------------      ------------

Income (loss) before income taxes                                   (291)             (208)             (255)             (629)

Income taxes                                                          --                --                --                --
                                                            ------------      ------------      ------------      ------------

Net income (loss)                                           $       (291)     $       (208)     $       (255)     $       (629)
                                                            ============      ============      ============      ============

Net income (loss) per share                                 $      (0.03)     $      (0.02)     $      (0.03)     $      (0.07)
                                                            ============      ============      ============      ============

Weighted average number of common shares outstanding           9,271,878        10,967,175         9,592,757         9,526,352
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

                       NEXTGEN COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                        Nine Months Ended
                                                                          September 30,
                                                                      ----------------------
                                                                        2002          2001
                                                                      --------      --------

Net cash used in operating activities, net of effects of
  business acquired                                                   $ (1,475)     $ (1,168)


Cash flow from investing activities:
  Payments for acquisitions, net of cash acquired                           --         2,001
  Divestiture of cash                                                     (197)           --
  Purchase of machinery and equipment                                     (199)           --
  Disposal of machinery and equipment                                       30            --
  Deferred acquisition costs and deposits                                 (450)           --

                                                                      --------      --------
Net cash (used in) provided by investing activities                       (816)        2,001

Cash flow from financing activities:
  Advances on notes receivable                                             (50)           --
  Payments on notes receivable                                             173           475
  Advances on capital leases and long-term debt                            340            --
  Payments on capital leases and long-term debt                           (368)         (848)
  Advance on line-of-credit                                              1,147            --
  Payment on line-of-credit                                             (1,147)           --
  Proceeds from stock option exercise                                       34

                                                                      --------      --------
Net cash provided by (used in) financing activities                         95          (339)
                                                                      --------      --------

Net (decrease) increase in cash                                         (2,196)          494
Cash, beginning of period                                                2,210            33
                                                                      --------      --------

Cash, end of period                                                   $     14      $    527
                                                                      ========      ========



Supplemental disclosures of cash flow information:
Cash paid for:
   Interest                                                           $     13      $     --
   Income Taxes                                                       $     --      $     --

   The accompanying notes are an integral part of these financial statements.

                       NEXTGEN COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                 (In Thousands)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Company Description and Nature of Operations

         Nextgen Communications Corporation (together with its wholly-owned subsidiaries, the "Company" or "Nextgen"), as announced on October 3, 2002, is currently pursuing the acquisition of residential services companies in key markets throughout the United States that provide services including the remediation of air contaminants, such as mold; fire and water damage restoration; and carpet, upholstery and air duct cleaning. The Company also announced that it would no longer seek the acquisition of communications towers. Subsequently, the Company wrote off the deferred acquisition costs pertaining to communications towers during this quarter.

         During the first quarter of 2002, Nextgen provided comprehensive network development services for the communications industry. The Company divested the subsidiary that conducted such operations in February 2002 (see Note 4).

         Since the sale of Point To Point Network Services on February 22, 2002, the Company has had no significant operations. The Company's corporate headquarters are based in Houston, Texas.

         The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles and Regulation S-B, as promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes as contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2001. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of results of operations to be expected for the full year.


NOTE 2 - NOTE RECEIVABLE

         The Company holds a note receivable from Spruce McIntyre Holding Corp.("Spruce"), resulting from the Company's sale of certain assets to Spruce in September 2000. Principal payments were due in three installments beginning June 15, 2001. The note was modified on April 30, 2001 in a new principal amount of $1,420, representing the outstanding principal balance of the original note on that date. The modified note bears an interest rate of 7.75% and matures on July 1, 2005. Payments of interest only were required through November 1, 2001, and 44 equal monthly payments of principal and interest of $37 commenced on December 1, 2001. Outstanding principal at September 30, 2002, and December 31, 2001, was $1,229 and $1,402, respectively.

         The Company also holds a note receivable from Point to Point of Louisiana, Inc. The principal amount of such note was $1,000 on September 30, 2002. The terms of this promissory note and the details of the transaction in which it was received by the Company are set forth in Note 4 below.


NOTE 3 - SHORT-TERM AND LONG-TERM DEBT

         Short-Term Debt

         The Company repaid its working capital loan in September 2002 in the amount of $947. This working capital facility was not renewed.

                       NEXTGEN COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                 (In Thousands)

         Long-Term Debt

         The Company is obligated on several notes secured by liens on vehicles. The notes bear interest at the rate of 0.75% above the prime rate and the rate of 7.5%; principal balances at September 30, 2002 are $53 and $55, respectively.

         Also, the Company is obligated to an individual on a note borrowed by the Company for general corporate purposes. The note bears interest at a rate of 8%, and its outstanding principal balance at September 30, 2002, was $200.

         Scheduled annual maturities of long-term debt as of September 2002 are as follows:

                                2002            $  7
                                2003            $ 28
                                2004            $ 30
                                2005            $243

NOTE 4 - BUSINESS COMBINATIONS AND DISPOSITIONS

         Letters of Intent

         The Company announced on October 3, 2002, that it would no longer seek the acquisition of communications towers. All of the Company's letters of intent to acquire communications towers have expired.

         The Company is currently negotiating the acquisition of several residential services companies across the United States as part of its recently announced strategy. The Company will be required to raise additional capital in order to close such transactions, which may have a dilutive effect on the Company's current stockholders.

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

         Settlement Agreement

         A Settlement Agreement and Mutual Release of Claims (the "Release") was entered effective as of February 20, 2002, by and among Point To Point, the Company, and W. Michael Sullivan ("Sullivan"), a stockholder of the Company and former employee and stockholder of Point To Point. The Release settled certain disputes among the parties related to the Company's acquisition of Point To Point from Sullivan on June 29, 2001, and the termination of Sullivan's employment with Point To Point on November 1, 2001. Pursuant to the Release, Sullivan received approximately $464 cash, comprised of approximately $107 as severance for the termination of his employment with Point To Point, and approximately $357 as payment in full of a promissory note issued by Point To Point to Sullivan on June 29, 2001. Also, approximately $42 of liabilities of Point To Point that Sullivan had personally guaranteed were paid off in full. The Release required Sullivan to transfer 1,800 of his

                       NEXTGEN COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                 (In Thousands)


         2,000 shares of the Company's common stock back to the Company, which the Company returned to its authorized, but unissued, shares.

NOTE 5 - SUBSEQUENT EVENTS

         On October 29, 2002, the Company purchased the building in which the Company's headquarters are located at 11850 Jones Road Houston, Texas, for $1,000. The Company paid $250 of the purchase price by issuing 151,515 shares of common stock of the Company, and $750 was borrowed from an entity affiliated with a stockholder of the Company. This mortgage loan had an origination fee of 3% plus 150,000 warrants to buy common stock at $1.50 per share. In addition, the mortgage loan is secured by a first lien on the property, accrues interest at a rate of 12% per annum, and requires monthly payments of interest-only for twelve months, at which time the balance will be due.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

         Nextgen Communications Corporation ("we," "us," "Nextgen," or the "Company") is a Delaware corporation that was incorporated in 1998. Our growth strategy is to acquire residential services companies in key markets and to focus on organic growth opportunities within these markets. In addition to residential clients, we will also perform these services for light commercial clients such as apartment building owners, school districts and commercial center owners.

GROWTH STRATEGY

         Our growth strategy is to acquire residential services companies that provide a wide range of services to the homeowner. The services contemplated within this strategy include:

             o   Remediation of air contaminates, such as mold

             o   Fire damage restoration

             o   Water damage restoration

             o   Carpet cleaning

             o   Furniture and upholstery cleaning

             o   Air duct cleaning

         The growth factors increasing demand for these services are:

             o   Greater familiarity with the potential dangers of toxic mold

             o Increased homeownership rates due to lower interest rates and lower priced homes

             o Heightened maintenance awareness to increase carpet and furniture durability and lifespan

             o Regular occurrence of severe weather from hurricanes, tornados, and floods as well as of property damage caused by fire


COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 RESULTS OF OPERATIONS TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

         On September 29, 2000, the Company sold certain subsidiaries that had operated within the industrial services sector. The Company had no operations from the date of such sale until it acquired Point To Point on June 29, 2001. The Company divested Point To Point on February 22, 2002 and has had no operations since that date. Therefore, comparisons between the results of operations for the three and nine months ended September 30, 2002 to the three and nine months ended September 30, 2001 would not be informative.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's existing capital resources as of September 30, 2002, consisted of cash and notes totaling $1,985. The Company believes that the cash currently on hand and the cash expected to be received as payments on promissory notes owed to the Company would be sufficient throughout the next twelve months to finance the Company's working capital needs and any remaining obligations from the Company's divested operations. Implementation of the Company's strategic plan of acquiring residential service companies will require additional capital, however.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENT INCLUDED IN THIS FORM 10-QSB

         This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to the Company's residential services acquisition strategy and availability of capital to fund such strategy. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, regulatory framework, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. We refer you to the section entitled "Trends, Risks and Uncertainties" in Item 6 of Part

II of our annual report on Form 10-KSB for the year ended December 31, 2001, for a list of specific factors that could cause actual results to differ materially from those indicated by our forward-looking statements made herein and presented elsewhere by management. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Furthermore, we do not undertake any obligation to update forward-looking statements made herein.

ITEM 3. CONTROLS AND PROCEDURES.

         Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         The nature and scope of our business operations bring us into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject us to potential litigation, which we defend in the normal course of business. At September 30, 2002, there were various claims and disputes incidental to the business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon our financial position, results of operations or cash flows. As of September 30, 2002, the Company has not been named as a responsible party for any environmental issues under the Federal Superfund Law.

         During the 2nd quarter, the Company re-evaluated its accruals for legal proceedings and, given current settlement proposals in negotiation on specific claims, decided to lower its accrual for these legal proceedings by $1,105 which is shown in the second quarter's income statement.

ITEM 5. OTHER INFORMATION

         In connection with the Company adopting its new strategy of acquiring businesses in the residential services sector, the Company is currently seeking the written consent of the holders of a majority of the Company's outstanding common stock to amend the Company's certificate of incorporation in order to change the name of the Company to "Home Solutions of America, Inc." The Company's stockholders will be notified by the Company's Schedule 14C if the Company successfully obtains the requisite number of consents.

         In addition, on September 2, 2002, the Company amended the stock option agreement of R. Andrew White, the Company's Chief Financial Officer, to vest Mr. White's stock options in one-third increments, with one-third of the options vesting immediately, one-third vesting on February 1, 2003, and the remaining one-third vesting on February 1, 2004, respectively, in lieu of the prior vesting schedule, which was based on the number of wireless towers acquired by the Company.


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

  10.10* First Amendment to Stock Option Agreement by and between R. Andrew White and Nextgen Communications Corporation, dated September 2, 2002.+

           * Denotes a management contract or compensatory plan or arrangement. + Filed herewith.

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  NEXTGEN COMMUNICATIONS CORPORATION


Dated:  November 13, 2002         By:   /s/ FRANK J. FRADELLA
                                      ----------------------------------------
                                      Frank J. Fradella
                                      President and Chief Executive Officer



Dated:  November 13, 2002         By:   /s/ R. ANDREW WHITE
                                      ----------------------------------------
                                      R. Andrew White
                                      Chief Financial Officer

                                 CERTIFICATIONS

         I, Frank J. Fradella, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Nextgen Communications Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management of other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                             /s/ FRANK J. FRADELLA
                                             ---------------------
                                             Frank J. Fradella
                                             Chief Executive Officer
                                             Date: November 13, 2002

         I, R. Andrew White, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Nextgen Communications Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management of other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                         /s/ R. ANDREW WHITE
                                         ------------------------
                                         R. Andrew White
                                         Chief Financial Officer
                                         Date: November 13, 2002

                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                      OF NEXTGEN COMMUNICATIONS CORPORATION
                       PURSUANT TO 18 U.S.C. SECTION 1350

         I, Frank J. Fradella, Chief Executive Officer of NEXTGEN COMMUNICATIONS CORPORATION (the "Company"), hereby certify that the accompanying report on Form 10-QSB for the quarterly period ending September 30, 2002 and filed with the Securities and Exchange Commission on the date hereof pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "Report") by the Company fully complies with the requirements of that section.

         I further certify that the information contained in the Report fairly presents, in all material respects, the financial operations and results of operations of the Company.




                                     /s/ FRANK J. FRADELLA
                                     ------------------------------
                                     Frank J. Fradella
                                     Chief Executive Officer
                                     Date: November 13, 2002


                                CERTIFICATION OF
                             CHIEF FINANCIAL OFFICER
                      OF NEXTGEN COMMUNICATIONS CORPORATION
                       PURSUANT TO 18 U.S.C. SECTION 1350

         I, R. Andrew White, Chief Financial Officer of NEXTGEN COMMUNICATIONS CORPORATION (the "Company"), hereby certify that the accompanying report on Form 10-QSB for the quarterly period ending September 30, 2002 and filed with the Securities and Exchange Commission on the date hereof pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "Report") by the Company fully complies with the requirements of that section.

         I further certify that the information contained in the Report fairly presents, in all material respects, the financial operations and results of operations of the Company.




                                     /s/ R. ANDREW WHITE
                                     ------------------------------
                                     R. Andrew White
                                     Chief Financial Officer
                                     Date: November 13, 2002

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER  DESCRIPTION
  ------- -----------
  10.10   First Amendment to Stock Option Agreement by and between R. Andrew
          White and Nextgen Communications Corporation, dated September 2,
          2002.