Form 10KSB
period 2002-12-31
HOME SOLUTIONS OF AMERICA INC
filed 2003-03-31
CIK 855424

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

                (Mark One)

                [x]  Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the fiscal year ended December 31, 2002

                [  ]  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from                         to

Commission file number	0-22388

HOME SOLUTIONS OF AMERICA, INC.
(Name of Small Business Issuer in Its charter)

Delaware	99-0273889
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

11850 Jones Road, Houston, Texas	77070
(Address of Principal Executive Offices)	(Zip Code)

(281) 970-9859
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
Yes         X               No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $2,812,000

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (9,654,656 shares) on March 24, 2003, was approximately $24,136,000, based upon the closing sale price of the common stock ($2.50per share) as quoted on the OTC Bulletin Board on March 24, 2003.  For purposes of this response, officers, directors and holders of 10% or more of the registrant's common stock are considered affiliates of the registrant at that date.

The number of shares outstanding of the registrant's common stock, $.001 par value per share, as of March 24, 2003:  11,078,852 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 9 through 12 of Part III of this Form 10-KSB is incorporated by reference from the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 2002.

Transitional Small Business Disclosure Format: Yes                             No                X

HOME SOLUTIONS OF AMERICA, INC.
FORM 10-KSB
Table of Contents

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

i

PART I

Item 1.      Description of Business.

Overview

Home Solutions of America, Inc. ("we," "us," "Home Solutions," or the "Company") is a Delaware corporation that was incorporated in 1998.  Our growth strategy, developed in 2002, is to become a leading provider of specialty residential services that protect the homeowner's single largest investment - their home. We seek a dominant market position through the acquisition of strategic, specialized, profitable and well-managed residential service companies and through the above average internal growth of these operations.  Home Solutions will provide services such as cleaning and fabric protection, fire and water damage restoration, and the remediation of indoor air contaminants.  (See "Trends, Risks and Uncertainties" in Part II, Item 6 below)

Growth Strategy

As part of its strategy announced in 2002, Home Solutions will seek to acquire or internally generate projects that will focus on providing the specialty residential services to homeowners that are discussed below.  Effective November 1, 2002, we closed our first acquisition as part of this strategy, acquiring PW Stephens, Inc. ("PWS"), a $15 million revenue provider of indoor air contaminate removal services for homeowners in California.  We expect to continue our aggressive growth strategy with additional acquisitions.  (See "Trends, Risks and Uncertainties" in Part II, Item 6 below).  The following is a list of the targeted services that we are pursuing:

Cleaning and Fabric Protection: We will provide fabric protection services to protect furniture, carpet and draperies from stains and daily wear and tear.  This niche market is primarily targeted at above-average income homeowners with an average ticket of approximately $400 or more.  We will provide our customers with an annual fabric protection service agreement that will allow them to have on-site spill clean up during the life of the agreement.  In addition, using well-tested methods of cleaning carpet, we will offer maintenance and emergency response services to our customer base to repair carpet damaged by common stains, pet dander, bacteria and dust.  This procedure will extend the life of the homeowners' carpets and make the carpet look its finest.  Furthermore, air duct cleaning is another under-developed market the Company will approach.  Particulate (organic and inorganic) material within a home's heating and air conditioning systems and the transferair ducts can cause allergic reactions and generally indicate poor air quality.  Furthermore, the conditions of these systems, high moisture content and heat are often the breeding ground for many types of mold.  It is expected that a portion of our cleaning operations will generate additional opportunities across our other business segments.

Indoor Air Contamination: Indoor air contamination, including contamination from mold, asbestos and lead paint, is a growing concern for the homeowner. With increased media attention regarding the health threat of mold, fewer insurance options, and property transfers at risk, current market conditions have created significant demand for mold inspections, certifications and remediation services.  These services consist of property and system inspections, surface and air testing, project design, microbial removal, light interior demolition, repair and specialized cleaning work.  Home inspections and testing can range from $500 to several thousand dollars. For the typical mold-contaminated house, a remediation project can last approximately one week and cost $20,000 or more for the homeowner.  Customer opportunities are developed through a regional sales force as well as through referrals by real estate firms, insurance adjusters, mortgage companies, attorneys and nationally branded retailers.  Although government-promulgated regulation is currently under review, industry practice and general awareness is building momentum. The Company believes it can use its industry experience to give efficacy to its processes and provide homeowners with quality assurance.  Furthermore, we plan to provide annual and quarterly monitoring services, in which technicians will regularly inspect, test and certify the air quality of our clients' homes.  It is expected that a portion of our indoor air contamination operations will generate additional opportunities across our other business segments.

Fire and Water Damage Restoration: As part of Home Solutions specialty residential services strategy, we will provide highly trained technicians to respond to fire, water and weather-related emergencies to inspect structural members and contents damaged by water, to determine the likelihood or extent of mold growth, and to provide immediate cleaning, drying, moving, storage, and deodorization, among other services.  As most cases of mold are associated with excess moisture, we believe that response to this type of event-related damage will provide significant additional revenue opportunities.  The cost and time requirements of these projects can vary dramatically from case-to-case.  It is expected that a portion of our fire/water damage restoration operations will generate additional opportunities across our other business segments.

Current Letters of Intent

Fiber Seal Systems L.P. In March 2003, we entered into a letter of intent to acquire Fiber Seal Systems L.P., a company that provides fabric protection services, for the following consideration: (i) approximately $520,000 financed through a seller note, (ii) 300,000 shares of the Company's common stock, and (iii) an option to purchase up to 250,000 shares of the Company's common stock, subject to Fiber Seal Systems achieving certain revenue targets.

Horizon Cleaning, Inc.  In March 2003, we entered into a letter of intent to acquire all of the outstanding stock of Horizon Cleaning, Inc., a company that provides specialty residential cleaning and remediation services, for approximately $2,416,000, consisting of 953,043 shares of common stock of the Company and a $224,000 seller note.

Central Texas Residential Services, Inc.  In March 2003, we entered into a letter of intent to acquire all of the outstanding stock of Central Texas Residential Services, Inc., a company that provides specialty residential cleaning and remediation services, for approximately $2,000,000 consisting of 850,000 shares of common stock of the Company.

All three of these acquisitions are expected to close in the second quarter of 2003, however, each transaction is subject to the satisfactory completion of our due diligence review, and the successful negotiation and execution of definitive purchase and/or loan agreements, which will contain numerous conditions to closing. There can be no assurance that we will be able to consummate these transactions.

We will continue to actively pursue the acquisition of companies that provide specialty residential services as we proceed with our growth strategy. Our ability to acquire such businesses will be dependent upon, among other factors, our ability to obtain outside financing and/or issue shares of the Company's common stock as a portion of the purchase price.

Competition

We compete against numerous national providers, including Steamatic and ServiceMaster.  Locally, we compete against numerous family controlled operations as well as larger regional operations.  We expect additional competitors as the market for specialty residential services continues to grow, due to the lack of significant barriers of entry into the residential services field.

Regulatory Matters

General

The specialty residential services industry is subject to various federal, state and local laws.

Environmental Regulation

The operations of the Company are subject to various federal, state, and local laws and regulations regarding environmental matters. We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures; however, we cannot predict the effect on our operations of possible future environmental legislation or regulations.

Employees

As of December 31, 2002, we had an aggregate of 166 employees (all but 4 of whom were employed by PWS). All of these employees were full-time and were not represented by collective bargaining agreements.

Business Background-1998 Through 2002

The Company was incorporated in Delaware on January 8, 1998, for the purpose of serving as the successor corporation of EIF Holdings, Inc., a Hawaii corporation, pursuant to a reincorporation merger that was completed in June 1998.  During 1999 and most of 2000, the Company, then named U S Industrial Services, Inc., operated through its wholly-owned subsidiaries as a multi-state service company, specializing in industrial cleaning services, including soil and groundwater remediation, and hazardous material management and clean-up.  Prior to July 2000, the Company was a majority-owned subsidiary of American Eco Corporation ("AEC"), a publicly traded company that filed for bankruptcy in August 2000.  In July 2000, Deere Park Capital, LLC ("Deere Park") acquired AEC's stake in the Company, which consisted of approximately 81.9% of the Company's outstanding common stock.

On September 29, 2000 the Company sold its holdings in four of its operating subsidiaries--P.W. Stephens Environmental, Inc., P.W. Stephens Contractors, Inc., P.W. Stephens Services, Inc., and P.W. Stephens Northwest, Inc. to Spruce MacIntyre Holding Corp. ("Spruce").  From September 29, 2000 until June 29, 2001, the Company had no significant operations.

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

On June 29, 2001, we entered the communications sector by acquiring Point-to-Point Network Services, Inc. ("PTP"), based in Methuen, Massachusetts.  PTP was a provider of fixed communications networking design and build-out services, such as voice, data, and video, to the communications industry.  In July 2001, we changed our corporate name to Nextgen Communications Corporation to reflect our new strategy.  Originally, PTP was going to operate as our service function in coordination with our tower acquisition strategy.  However, due to changing market conditions, we decided to divest PTP and exit the communications sector.  In February 2002, we settled a dispute with the former owner and president of PTP, and sold PTP to an investment group led by Richard W. Lancaster, a former director of the Company.  From February 2002 until November 2002, the Company had no significant operations.

In August 2002, we announced a new corporate strategy of acquiring companies in the specialty residential services industry.  Within this segment, we are targeting companies that perform indoor air contaminate removal, fire/water damage restoration and cleaning and fabric protection services as acquisition candidates.

Effective November 1, 2002, we acquired PWS, based in California, from an affiliate of Spruce for an aggregate purchase price of approximately $12.5 million, which we paid with cash, promissory notes issued by the Company, the assignment of certain promissory notes owed to the Company, and a warrant to purchase 293,412 shares of the Company's common stock at $.01 per share.  PWS has a twenty-year operating history as a provider of indoor air contaminate removal services for residential and light commercial clients.

During November 2002, we consummated a private placement of approximately 1.4 million shares of our common stock (and warrants to purchase an aggregate of 1.0 million shares of common stock for $1.00 per share) with certain accredited investors, for aggregate proceeds of approximately $1.4 million.  These investors also received demand and piggyback registration rights for the shares of common stock that they purchased in the private placement and piggyback registration rights for the shares of common stock that may be purchased upon the exercise of the warrants.

In December 2002, we converted an aggregate of $662,500 of liabilities owed to two of the Company's creditors into an aggregate of 255,455 shares of the Company's common stock.

In December 2002, in connection with the implementation of our residential services strategy, our stockholders approved a change of our corporate name to Home Solutions of America, Inc.   Our website is now located at www.HSOACorp.com.

Recent Developments - Early 2003

Effective January 15, 2003, Mark W. White, a businessman and former governor of Texas (and the father of R. Andrew White, our president and chief executive officer), and Michael S. Chadwick, an investment banker with Sanders Morris Harris, joined our Board of Directors.

In February 2003, the Company borrowed $250,000 from an affiliate of a stockholder of the Company, pursuant to a promissory note that bears interest at 8% and requires monthly payments prior to its final maturity date of May 31, 2003. In addition, the Company borrowed an aggregate of $250,000 from two individuals pursuant to two promissory notes that each bear interest at 18% and require periodic payments prior to the final maturity date of June 30, 2003.

In March 2003, R. Andrew White, our chief financial officer, was promoted to chief executive officer and president of the Company.  We have entered into a three-year executive employment agreement with Mr. White, which provides an annual salary of $165,000.  We also granted Mr. White 250,000 options to purchase Home Solutions common stock at $2.10 per share, subject to vesting over a three-year period, and amended Mr. White's options agreements for 150,000 and 20,000 options, respectively, to fully vest all options in the event that Mr. White is terminated prior the expiration of his employment agreement.  Frank J. Fradella, our former chief executive officer and president, will remain Chairman of the Board and oversee our acquisition program.  Our Board of Directors vested the remaining portions of Mr. Fradella's 250,000 stock options and 500,000 stock purchase rights, respectively, in consideration of Mr. Fradella's past contributions and expected future contributions to the Company.

In March 2003, the Company and the former shareholder of PWS conducted negotiations whereby certain of the Company's promissory notes issued to the former shareholder of PWS would be restructured and certain collateral would be provided as security for the restructured notes.  Such discussions have not been finalized, and there can be no assurance that definitive agreements will result from such discussions.

In March 2003, we signed three letters of intent to acquire companies that perform specialty residential services.  (See "Current Letters of Intent" above)

Item 2.       Description of Property.

In October 2002, we purchased the office building that serves as our corporate offices, consisting of approximately 8,000 square feet of office space, at 11850 Jones Road Houston, Texas 77070.  The purchase price of the building was $1,000,000, $250,000 of which we paid by issuing the seller 151,515 shares of our common stock, and $750,000 of which was financed through a first-lien mortgage provided by an affiliate of one of our stockholders.  We also granted warrants to purchase an aggregate of 125,000 shares of our common stock for $1.50 per share in connection with our mortgage financing.  The Company is currently exploring the lease of office space in this building.

As of December 31, 2002, PWS leased its headquarters in Huntington Beach, California and had two additional offices in Fremont, California and San Diego, California.  All of these lease agreements expire in 2004, but the Company plans to renew these leases prior to their expiration.

Item 3.        Legal Proceedings.

The nature and scope of our business operations bring us into regular contact with the general public, a variety of businesses and government agencies.  These activities inherently subject us to potential litigation, which we defend in the normal course of business. At December 31, 2002, there were various claims and disputes incidental to the business.  The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon our financial position, results of operations or cash flows.  As of December 31, 2002, the Company has not been named as a responsible party for any environmental issues under the Federal Superfund Law.

On or about February 9, 2001, AEC commenced an adversary proceeding against us that, at the time, was a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code.  The proceeding, which is styled Complaint for Collection of Account Receivable, Turnover of Property of the Estate and Avoidance Fraudulent Conveyance, seeks the recovery of certain alleged transfers and recovery of fees against the Company, based on theories of breach of contract, promissory estoppel, quantum meruit, and pursuant to Sections 542, 544, 548 and 550 of the Bankruptcy Code.  The proceeding seeks a recovery in excess of $1,300,000, and other equitable relief.  The Company has filed its answer that, in part, denies all liability.  An Order Scheduling Pre-Trial Proceedings was signed on October 31, 2001.  A trial date has not yet been set.  The Company is vigorously defending this suit.  At this time, the Company cannot predict the likelihood of an unfavorable outcome.

 On or about August 1, 2002, National Union Fire Insurance commenced an adversary proceeding against us styled National Union Fire Ins. Co. v. QHI Stephens Contractors, Inc., EIF Holdings, Inc., P.W. Stephens Contractors, Inc., P.W. Stephens Contractors, Inc. (CA), P.W. Stephens Services, Inc., P.W. Stephens Residential, Inc., American Temporary Sanitation, Inc. in the United States District Court for the Northern District of California.  The lawsuit does not list the specific amount of damages being sought.   The lawsuit derives from a guarantee that EIF Holdings, Inc., a predecessor of the Company, allegedly made in 1997 for the benefit of a wholly-owned subsidiary of American Eco, when at the time EIF Holdings was a 72%-owned subsidiary of American Eco.  The Company is vigorously defending the validity and enforceability of the guarantee that forms the basis for this lawsuit, which is currently in the discovery phase.

On or about October 3, 2002, in the Superior Criminal Court of Los Angeles County, California a misdemeanor claim was filed against PWS and two employees alleging that certain events violated state and local regulations.  The Company is vigorously defending this suit.  At this time, the Company cannot predict the likelihood of an unfavorable outcome nor estimate the amount or range of potential loss, if any.

Pursuant to an indemnification agreement between the Company and Spruce, the Company recently settled claims brought by CIT Group/Equipment Financing, Inc. and Ackstar Insurance Company, both filed in the United States District Court for the Eastern District of Missouri, which will be paid by Spruce.  The CIT settlement agreement requires Spruce to make certain payments to the plaintiffs which Spruce has made through the filing date of this Form 10-KSB.  In the event that Spruce fails to make the remaining settlement payments, the plaintiffs could seek satisfaction of their $713,185 consent judgment against the Company, in which case the Company would have to seek indemnification from Spruce.

Item 4.        Submission of Matters to a Vote of Security Holders.

On November 1, 2002, the holders of 4,772,453 shares of the Company's common stock, constituting a majority of the Company's outstanding common stock on such date, executed a written consent in lieu of a special meeting of stockholders, approving a certificate of amendment to the Company's certificate of incorporation (the "Amendment") whereby the Company's name would be changed from "Nextgen Communications Corporation" to "Home Solutions of America, Inc."  The Company provided all stockholders of record as of November 15, 2002, with notice of the approval of the Amendment on Schedule 14C, which the Company filed with the SEC and mailed to its stockholders on December 2, 2002.  The name change became effective on December 23, 2002, when the Amendment was filed with the Delaware Secretary of State.

PART II

 Item 5.        Market for Common Equity and Related Stockholder Matters.

Market Prices

The Common Stock of the Company is traded in the over-the-counter market.  Quotations are published in the National Quotation Bureau's "Pink Sheets" and on the OTC Bulletin Board under the symbol "HSLA.OB."  The following table sets forth, for the fiscal quarters indicated, the range of the high and low sales prices for the Company's Common Stock as reported by the National Quotation Bureau, Inc.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year ended December 31, 2002:	High	Low

Quarter ended December 31, 2002	3.10	1.50
Quarter ended September 30, 2002	2.25	1.30
Quarter ended June 30, 2002	2.83	1.35
Quarter ended March 31, 2002	1.55	1.15

Fiscal Year ended December 31, 2001:	High	Low

Quarter ended December 31, 2001	1.95	1.25
Quarter ended September 30, 2001	2.25	0.95
Quarter ended June 30, 2001	2.20	1.13
Quarter ended March 31, 2001	2.25	0.91

Stockholders

As of March 11, 2003, the Company had approximately 145 record holders of its Common Stock, as reflected on the books of the Company's transfer agent.  A significant number of shares were held in street name and, as such, the Company believes that the actual number of beneficial owners is significantly higher.

Dividends

The Company has not established a policy concerning payment of regular dividends nor has it paid any dividends on its Common Stock to date.  Any payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and debt covenants, and the tax treatment consequences of paying dividends.

Sale of Unregistered Securities

During the fourth quarter of 2002, the Company issued the following shares of its common stock without registration under the Securities Act of 1933, as amended (the "Securities Act"):

                1.                On October 29, 2002, in connection with the purchase of the Company's office building at 11850 Jones Road, the Company issued 151,515 shares of common stock valued at $250,000 to the seller of the building, and warrants to purchase 125,000 shares of common stock valued at $195,000 to certain affiliates of the mortgagee of the building, which was an affiliate of one of the Company's stockholders;

                2.                On November 15, 2002, in connection with the acquisition of PWS, the Company issued the former shareholder of PWS a warrant to purchase 293,412 shares of the Company's common stock for $.01 per share valued at $425,447;

                3.                On November 19, 2002, the Company issued approximately 1.4 million shares of common stock, and warrants to purchase approximately 1.0 million shares of common stock for $1.00 per share, to four accredited investors, in a private placement in which the Company received aggregate net proceeds of approximately $1.4 million;

The above issuances were unregistered, as the Company was relying on the exemptions from registration contained in Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, on the basis that such transactions did not involve public offerings of securities.

Item 6.      Management's Discussion and Analysis or Plan of Operation.

General

In June 2001, the Company acquired PTP, and prior to that, the Company had no operating entities during 2001. PTP was divested in February 2002, and the Company had no operations from that date until November 2002, when it acquired PWS.  Therefore, comparisons between the periods presented would not be informative.  (See "Business Background-1998 Through 2002" in Item 1 of Part I above.)

Use of Estimates and Critical Accounting Policies

In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income (loss) from operations, and net income (loss), as well as on the value of certain assets on our balance sheet.  We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management.  While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition, stock-based compensation, and goodwill.  In addition, please refer to Note 1 to the accompanying financial statements for further discussion of our accounting policies.

Revenue Recognition

                Revenue is recognized at the time the contract and related services are performed.

Stock-Based Compensation

The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, as amended, "Accounting for Stock Issued to Employees."   The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."  At December 31, 2002, the Company had two stock-based employee compensation plans, which are described more fully in Note 7 of the accompanying consolidated financial statements.  The Company accounts for those plans under the recognition and measurement principles of APB 25, and related interpretations.  The Company has applied the disclosure provisions in SFAS No. 148 in its consolidated financial statements and the accompanying notes.  The Company does not anticipate adopting the fair value based method of accounting for stock-based compensation.

Goodwill

Goodwill represents the excess of acquisition cost over the net assets acquired in a business combination. Management reviews, on an annual basis, the carrying value of goodwill in order to determine whether an impairment has occurred. Impairment is based on several factors including the Company's projection of future undiscounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would adjust the carrying value of goodwill to its estimated fair value.

Revenue

The revenue of $2,559,000 for the year ended December 31, 2002 is comprised entirely of revenue from PWS, which represents two months of revenue since the acquisition of PWS, which was effective November 1, 2002.  The revenue of $30,000 for the year ended December 31, 2001 represents management fees earned by the Company in 2001.  There were no such fees earned in 2002.  PTP generated $253,000 and $4,303,000 in revenues in 2002 and 2001, respectively, which are included in loss from discontinued operations for the year ended December 31, 2001.

Costs of Sales

Costs of sales were $1,280,000 for the year ended December 31, 2002.  There were no costs of sales for the year ended December 31, 2001 as the operations of PWS, which comprise all of the revenues in 2002, were not acquired until 2002.  PTP generated $157,000 and $2,943,000 of costs of sales in 2002 and 2001, respectively, which are included in loss from discontinued operations for the year ended December 31, 2001.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were $2,666,000 for the year ended December 31, 2002 compared to $1,229,000 for the year ended December 31, 2001.  This represents an increase of $1,437,000 or 117% over 2001.  Of this increase, $875,000 is related to PWS.  Of the remaining increase, $155,000 relates to increased legal and professional fees, $80,000 relates to employee relocation and education costs, $108,000 for increased travel for searches for potential acquisition candidates, $48,000 in increased insurance costs and the remaining amount representing corporate overhead that was previously incurred and paid for by the Company's subsidiaries.

Other Income (Expenses):

Interest income decreased from $276,000 in 2001 to $139,000 in 2002.  This is primarily a result of lower cash balances during 2002 as well as a significant decrease in yields during 2002.  The loss on sale of assets of $41,000 in 2002 was almost entirely attributed to the disposal of assets at PWS.  Interest expense was $130,000 in 2002 compared to $0 in 2001.  This is entirely due to the debt incurred with acquisition of PWS and interest on the line of credit and term debt at PWS.  Other income was $1,189,000 in 2002, which is comprised of $1,540,000 of reversals of prior accruals due to settlements and reduction of estimates for claims accrued in prior years offset by $350,000 in costs related to the forfeit of a deposit on an acquisition of communications towers that the Company decided not to pursue.  In 2001, the Company sold a note receivable to a third party and recorded a loss on the sale of $1,591,000.

Liquidity and Capital Resources

The Company's existing capital resources as of December 31, 2002, consisted of cash and accounts receivable totaling $3,935,000, compared to cash, accounts receivable and notes of $4,251,000 as of December 31, 2001. The Company believes that the financing arrangements the Company currently has in place are sufficient throughout the next twelve months to finance its working capital needs. Implementation of the Company's strategic plan of acquiring niche residential services companies will require additional capital, however.

The Company has a credit agreement with a financial institution.  The credit agreement includes an $898,000 term loan, a revolving line of credit and an equipment line of credit.  The credit agreement is guaranteed by the former stockholder of P.W. Stephens, secured by substantially all P.W. Stephens assets and contains a provision that requires P.W. Stephens to maintain certain financial covenants.

The revolving line of credit bears interest at the prime rate (4.25% at December 31, 2002) plus 0.75% per annum, payable monthly.  The terms of the agreement provide for borrowings up to the lesser of $500,000 or the aggregate of 80% of eligible accounts receivable, as defined.  The revolving line of credit expired on January 28, 2003.  The Company is currently negotiating with other financial institutions to refinance this line, the equipment line and the $898,000 term loan.  The balance at December 31, 2002 was $499,330.

The equipment line of credit bears interest at the prime rate plus 1.00% per annum, payable monthly.  The terms of the agreement provide for borrowings up to $200,000.  The equipment line of credit expired on January 31, 2003, at which time all outstanding amounts will be repaid over 36 equal monthly installments including principal and interest through February 28, 2006.  The balance at December 31, 2002 was $29,000.

During fiscal year 2002, the Company utilized net cash in operating activities of $2,155,000, including a net loss of $477,000.  Noncash adjustments to net loss included $1,540,000 of reversals of prior accruals.

The Company's investing activities used net cash of $610,000, primarily due to the purchase of PWS, offset by principal payments received on notes receivable.

The Company's financing activities provided net cash of $820,000, primarily due to proceeds of $1,400,000 from the sale of common stock offset by $580,000 of principal payments made on long-term debt and capital leases.

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

We Have Limited Prior Experience Acquiring and Operating Residential Services Companies.

Although the Company has a history of operations in the industrial services and voice/data and cabling services sectors, we have no history of acquiring and operating residential services companies.  The current strategy is a new direction for the Company, and we may encounter unanticipated, unusual, or unexpected risks and problems in developing this new area of business, which could adversely affect us, as well as our operations, revenue, and ability to obtain a profit.

We Require Additional Capital to Acquire Residential Services Companies.

We will require additional capital to purchase niche residential services companies. If we are unable to raise capital when our needs arise, we will be unable to pursue our current business strategy and may not be able to fund our operations.

If We Obtain Additional Financing, or Acquire Companies using Our Common Stock, It Could Dilute Present Stockholder Holdings.

We will likely need to raise money through the sale of additional equity within the next twelve months, in one or more private placements and/or public offerings. If we do so, all of the then current existing stockholders and their stock holdings will be proportionately diluted.  In addition, we will likely acquire companies using our common stock as consideration.  If we do so, all of our existing stockholders at such time and their stock holdings will be proportionately diluted.

Our Business Depends on the Demand for Residential Services.

Upon acquiring residential services companies, we would be adversely affected by any slowdown in the growth of, or reduction in demand for, residential services.  Demand for our services depends on numerous factors including:

  the amount and growth of household income;

  the financial condition of homeowners, and whether a homeowner's insurance policy is available to pay the cost of our services;

  the need for the remediation of indoor air contaminates, cleaning services, fabric protection and fire/water damage restoration;

  changes in mortgage rates; and

  general economic conditions.

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

We Are Heavily Dependent on Our Senior Management.

If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected.  Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals, including our Chief Executive Officer and our Chairman of the Board. We cannot guarantee that we will be successful in retaining the services of these or other key personnel. If we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

We have a history of losses.

We incurred consolidated net losses of $477,000, $2,447,000, and $6,225,000 during the years ended December 31, 2002, December 31, 2001 and September 30, 2000 (we changed our fiscal year to a calendar year at the beginning of 2001), respectively.  Our management believes that our revised business plan will be successful and we will become profitable; however, there can be no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

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

Item 8.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On January 2, 2003, the Company replaced its former auditor, Merdinger, Fruchter, Rosen & Company, P.C. (who had resigned because the firm no longer audited public companies) with Corbin & Company LLP.  The information relating to this change in the Company's independent accountants that was disclosed in the Company's Current Report on Form 8-K, which was filed with the SEC on January 7, 2003, is incorporated herein by reference.

PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance With Section
                  16(a) of the Exchange Act.

The information relating to directors, executive officers, and compliance with Section 16(a) of the Exchange Act contained in the Company's definitive proxy statement to be delivered to stockholders in connection with the 2003 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

The following table provides information regarding securities authorized for issuance under equity compensation plans, as of December 31, 2002, concerning compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

	(a)	(b)	(c)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighed-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans
approved by security holders	1,437,000	$1.31	1,220,000

Equity compensation plans not approved by security
holders	1,789,000	$0.98	--

Total	3,226,000	$1.12	1,220,000

For a complete description of the Company's equity compensation plans, please refer to Note 8 of our audited consolidated financial statements as of December 31, 2002.

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

2.10         Stock Purchase Agreement dated November 1, 2002, by and between Nextgen Communications Corporation and Jane C. Barber (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 17, 2003, and incorporated herein by reference).

2.11         Promissory Note dated November 1, 2002, in the original principal amount of $1,500,000, issued by Nextgen Communications Corporation to Jane C. Barber (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed on January 17, 2003, and incorporated herein by reference).

2.12         Promissory Note dated November 1, 2002, in the original principal amount of $1,000,000, issued by Nextgen Communications Corporation to Jane C. Barber (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K filed on January 17, 2003, and incorporated herein by reference).

2.13         Promissory Note dated November 1, 2002, in the original principal amount of $1,444,100, issued by Nextgen Communications Corporation to Jane C. Barber (filed as Exhibit 2.4 to the Company's Current Report on Form 8-K filed on January 17, 2003, and incorporated herein by reference).

2.14         Secured Promissory Note dated November 1, 2002, in the original principal amount of $5,200,000, issued by Nextgen Communications Corporation to Jane C. Barber (filed as Exhibit 2.5 to the Company's Current Report on Form 8-K filed on January 17, 2003, and incorporated herein by reference).

2.15         Assignment of Promissory Notes, dated November 1, 2002, by and between Nextgen Communications Corporation and Jane C. Barber (filed as Exhibit 2.6 to the Company's Current Report on Form 8-K filed on January 17, 2003, and incorporated herein by reference).

2.16         Warrant Purchase Agreement, dated November 15, 2002 by and between Nextgen Communications Corporation and Jane C. Barber. +

3.1           Certificate of Incorporation of the Company, as restated on July 31, 2001 (filed as Exhibit A to the Company's Information Statement on Schedule 14C filed on July 9, 2001, and incorporated herein by reference).

3.2           Certificate of Amendment to the Certificate of Incorporation of Nextgen Communications Corporation, changing the corporation's name to "Home Solutions of America, Inc.", as filed on December 23, 2002 (filed as Exhibit A to the Company's Information Statement on Schedule 14C filed on December 22, 2002, and incorporated herein by reference)

3.3           Bylaws of the Company, as amended on April 2, 2001 (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, and incorporated herein by reference).

10.1 *      1998 Stock Option Plan (filed as Exhibit 4.1 to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998, and incorporated herein by reference).

10.2        Promissory Notes in principal amounts of $3,490,000 and $1,000,000, respectively, issued to ATNAM Enterprises, Inc. by Kenny Industrial Services, L.L.C. (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001, and incorporated herein by reference).

10.3 *      2001 Stock Plan (filed as Exhibit B to the Company's Information Statement on Schedule 14C filed on July 9, 2001, and incorporated herein by reference).

10.4         Note Modification Agreement dated April 30, 2001, by and between Spruce MacIntyre Holding Corp. and U S Industrial Services, Inc. (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, and incorporated herein by reference).

10.5 *      Employment Agreement by and between Frank J. Fradella and U S Industrial Services, Inc., dated April 2, 2001. (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, and incorporated herein by reference).

10.6 *      Registration Rights Agreement by and between Frank J. Fradella and U S Industrial Services, Inc., dated April 2, 2001. (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, and incorporated herein by reference).

10.7 *     Stock Option Agreement executed December 27, 2001, to be effective as of October 3, 2000, by and between Frank J. Fradella and Nextgen Communications Corporation (filed as Exhibit 2 to Amendment No. 3 to Schedule 13D of Frank J. Fradella filed on January 3, 2002, and incorporated herein by reference).

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

10.10*     First Amendment to Stock Option Agreement by and between R. Andrew White and Nextgen Communications Corporation, dated September 2, 2002 (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, and incorporated herein by reference).

10.11*     Restricted Stock Purchase Agreement by and between Frank J. Fradella and US Industrial Services, Inc. dated April 2, 2001. +

10.12*     Employment Agreement by and between P.W. Stephens, Inc., a California corporation, and Scott Johnson, effective September 1, 2001. +

10.13       Form of Registration Rights Agreement between Nextgen Communications Corporation and each of four accredited investors, dated November 19, 2002. +

10.14       Form of Warrant Purchase Agreement between Nextgen Communications Corporation and each of four accredited investors, dated November 19, 2002. +

16.1         Letter dated January 3, 2003, from Merdinger, Fruchter, Rosen & Company, P.C. to the SEC regarding change in certifying accountants (filed as Exhibit 16.1 to the Company's Current Report on Form 8-K filed on January 7, 2003, and incorporated herein by reference).

99.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

                * Denotes a management contract or compensatory plan or arrangement.
                + Filed herewith.

                (b)                Reports on Form 8-K

                                    None.

Item 14.  Controls and Procedures.

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

HOME SOLUTIONS OF AMERICA, INC.

Dated: March 31, 2003	By: /s/ R. ANDREW WHITE
R. Andrew White
President, Chief Executive Officer and
Chief Financial Officer

                In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2003	By: /s/ FRANK J. FRADELLA Frank J. Fradella, Director and Chairman of the Board

Dated: March 31, 2003	By: /s/ MICHAEL S. CHADWICK Michael S. Chadwick, Director

Dated: March 31, 2003	By: /s/ MARK W. WHITE Mark W. White, Director

CERTIFICATIONS

I, R. Andrew White, certify that:

1. I have reviewed this annual report on Form 10-KSB of Home Solutions of America, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management of other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ R. ANDREW WHITE
R. Andrew White
Chief Executive Officer, President, and Chief Financial Officer
Date: March 31, 2003

HOME SOLUTIONS OF AMERICA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To The Board Of Directors
HOME SOLUTIONS OF AMERICA, INC.

We have audited the accompanying consolidated balance sheet of HOME SOLUTIONS OF AMERICA, INC. (formerly Nextgen Communications Corporation) (the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HOME SOLUTIONS OF AMERICA, INC. (formerly Nextgen Communications Corporation) as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                                                                                                /s/ Corbin & Company, LLP

                                                                                                               Corbin & Company, LLP

Irvine, California
March 14, 2003, except for Note 13, as to which the date is March 21, 2003

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS
HOME SOLUTIONS OF AMERICA, INC.:

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of HOME SOLUTIONS OF AMERICA, INC. (formerly Nextgen Communications Corporation) for the year ended  December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of HOME SOLUTIONS OF AMERICA, INC. (formerly Nextgen Communications Corporation) for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
Certified Public Accountants

New York, New York
March 1, 2002

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2002
(In Thousands, Except Per Share Data)

ASSETS

Current assets:
Cash	$265
Accounts receivable, net of allowance for doubtful accounts of $94	3,670
Prepaid expenses and supplies	514
Total current assets	4,449

Property and equipment, net of accumulated depreciation
and amortization of $75	3,053

Goodwill	10,815

Deferred income taxes	32

Due from related party	60

Other assets	129

$18,538

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,363
Due to related party	87
Line of credit borrowings	528
Current portion of long-term debt	2,960
Current portion of capital lease obligations	171
Notes payable to related party	750
Total current liabilities	6,859

Long-term liabilities:
Long-term debt, net of current portion	6,702
Capital lease obligations, net of current portion	297

Total liabilities	13,858

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value; 50,000 shares authorized;
11,079 shares issued and outstanding	11
Additional paid in capital	26,745
Accumulated deficit	(22,076)
Total stockholders' equity	4,680

$18,538

The accompanying notes are an integral part of these consolidated financial statements.

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Year Ended December 31, 2002	Year Ended December 31, 2001

Net Sales	$2,559	$30

Costs and expenses
Cost of sales	1,280	-
Selling, general and administrative expenses	2,666	1,229
	3,946	1,229

Operating loss	(1,387)	(1,199)

Other income (expense):
Loss on sale of note receivable	-	(1,591)
Loss on sale of assets	(41)	-
Interest income	139	276
Interest expense	(130)	-
Other income (expense), net	1,189	-
Total other income (expense)	1,157	(1,315)

Loss from continuing operations before income taxes	(230)	(2,514)

Income taxes	-	-

Income (loss) from discontinued operations (including loss on disposal
of $104 for the year ended December 31, 2002)	(247)	67

Net loss	$(477)	$(2,447)

Basic and diluted loss per common share:
Net loss from continuing operations	$(0.02)	$(0.26)
Net income (loss) from discontinued operations	(0.03)	0.01

Net loss	$(0.05)	$(0.25)

Weighted average shares outstanding
- Basic and diluted	9,709	9,868

The accompanying notes are an integral part of these consolidated financial statements.

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
 (In Thousands)

	Common Shares		Additional		Total
	Shares Outstanding	Dollar Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance, January 1, 2001	8,764	$88	$23,177	$(19,152)	$4,113

Exercise of options	83	1	33	-	34

Issuance of shares for services	125	1	190	-	191

Issuance of shares for acquisition	2,000	20	2,894	-	2,914

Net loss	-	-	-	(2,447)	(2,447)

Adjustment for change in par value	-	(99)	99	-	-

Balance, December 31, 2001	10,972	11	26,393	(21,599)	4,805

Issuance of common stock to officer
for note receivable	50	-	63	-	63

Issuance of common stock for exercise
of options for note receivable	50	-	63	-	63

Common stock returned due to settlement	(1,800)	(2)	(2,626)	-	(2,628)

Issuance of common stock in relation
to purchase of the building	152	-	250	-	250

Issuance of common stock to investors
for cash	1,400	2	1,398	-	1,400

Issuance of shares for services	255	-	662	-	662

Estimated fair market value of options
and warrants granted to employees and
non-employees for services and interest	-	-	117	-	117

Warrants issued as consideration for
purchase of P.W. Stephens, Inc.	-	-	425	-	425

Net loss	-	-	-	(477)	(477)

Balance, December 31, 2002	11,079	$11	$26,745	$(22,076)	$4,680

The accompanying notes are an integral part of these consolidated financial statements.

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31, 2002	Year Ended December 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(477)	$(2,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	105	117
Allowance for doubtful accounts	10	67
Loss on sale of assets	41	-
Loss on sale of PTP	104	-
Reversal of previously recorded liabilities	(1,540)	-
Loss on sale of notes receivable	-	1,591
Stock-based compensation	117	60
Changes in operating assets and liabilities, net of acquisitions and divestitures-
Accounts receivable	618	(706)
Costs and estimated earnings in excess of billings on jobs in progress, net	6	(191)
Prepaid expenses and supplies	(63)	168
Other assets	(1)	9
Accounts payable and accrued liabilities	(836)	(651)

Net cash used in operating activities	(1,916)	(1,983)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on notes receivable	199	3,397
Cash transferred in sale of PTP	(198)	-
Cash received in acquisition of PTP, net	-	1,812
Purchase of P.W. Stephens, Inc., net of cash acquired of $260	(740)	-
Advances to related parties	(80)	-
Collections on advances to related parties	20	-
Purchases of property and equipment	(50)	-

Net cash (used in) provided by investing activities	(849)	5,209

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital leases	(580)	(882)
Proceeds from sale of stock	1,400	-
Restricted cash	-	(167)

Net cash provided by (used in) financing activities	820	(1,049)

NET INCREASE (DECREASE) IN CASH	(1,945)	2,177

CASH AT BEGINNING OF YEAR	2,210	33

CASH AT END OF YEAR	$265	$2,210

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$53	$23
Income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Machinery and equipment acquired through capital lease obligations	$14	$-
Stock and options/warrants issued for services	$117	$60
Stock issued in payment/settlement of accounts payable	$662	$131
Common stock returned as settlement	$2,628	$-
Stock issued for notes receivable	$126	$-
Stock and debt issued for purchase of land and building	$1,000	$-
Shares issued for acquisition	$-	$2,914
See Note 2 for additional non-cash transactions related to the acquisition of PWS

The accompanying notes are an integral part of these consolidated financial statements.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
For The Year Ended December 31, 2002

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Company Description and Nature of Operations

Home Solutions of America, Inc. (formerly Nextgen Communications Corporation) and its wholly owned subsidiaries (together, the "Company"), provide abatement services of indoor air contaminates for residential and commercial properties to customers located throughout California.  Prior to the sale of Point To Point Network Services, Inc. ("PTP"), the Company provided fixed communications networking design and build-out services, such as voice, data, and video, to the communications industry (see Note 2).  As of December 31, 2002, the Company has three branches in California located in Huntington Beach, Fremont and San Diego. The Company's corporate operations are based in Houston, Texas.

On December 23, 2002, the Company filed a Certificate of Amendment to its Certificate of Incorporation, thereby changing its name from Nextgen Communications Corporation to Home Solutions of America, Inc.  Prior to the acquisition of PTP on June 29, 2001 (see Note 2), the Company had no significant operations.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Home Solutions of America, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, accounts receivable, and accounts payable, the carrying amounts approximate fair value due to their short maturities.  The fair value of lines of credit and long term debt approximate their face values due to the short term maturities or their variable interest rate terms.  The fair value of due to/due from related party is not determinable as these are with related party.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, the realizability of accounts receivable, property and equipment and goodwill, and valuation of deferred tax assets.  Actual results could differ from these estimates.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and notes and other receivables. The Company places its cash with high quality financial institutions and at times may exceed the Federal Deposit Insurance Corporation ("FDIC") $100 insurance limit. At December 31, 2002, the Company had approximately $212 in these accounts in excess of the FDIC insurance limits.

The Company offers its services predominately in the state of California, and it extends credit based on an evaluation of a customer's financial condition, generally without collateral. Exposure to losses on accounts receivable is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, if required. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

No single customer accounted for more than 10% of either accounts receivable or of total sales, as of and for the year ended December 31, 2002.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
For The Year Ended December 31, 2002

 NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to 20 years.  Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms.  Equipment under capital lease obligations is depreciated over the shorter of the estimated useful life or the term of the lease.  Maintenance and routine repairs are charged to expense as incurred.  Significant renewals and betterments are capitalized.  At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations.

Goodwill

Goodwill represents the excess of acquisition cost over the net assets acquired in a business combination and is not amortized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets".  Management reviews, on an annual basis, the carrying value of goodwill in order to determine whether impairment has occurred. Impairment is based on several factors including the Company's projection of future undiscounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would adjust the carrying value of goodwill to its estimated fair value.

The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001 are as follows:

Balance as of January 1, 2001	$-
Goodwill acquired during year	3,509
Amortization	(44)

Balance as of December 31, 2001	3,465

Goodwill reversed due to settlement (see Note 2)	(2,628)
Goodwill written off due to sale of PTP	(837)
Goodwill acquired during the year	10,815

Balance as of December 31, 2002	$10,815

The following table reflects pro forma results of operations of the Company giving effect to SFAS No. 142 as if it were adopted on January 1, 2001:

	Year Ended December 31, 2002	Year Ended December 31, 2001

Net loss as reported	$(477)	$(2,447)

Add: Goodwill amortization	-	44

Pro forma net loss	$(477)	$(2,403)

Basic and diluted loss per share - as reported	$(0.05)	$(0.25)

Basic and diluted loss per share - pro forma	$(0.05)	$(0.24)

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
For The Year Ended December 31, 2002

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows.  The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management.  At December 31, 2002, the Company's management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

Revenue Recognition

Since the purchase of P.W. Stephens, Inc. ("PWS") (see Note 2), revenue is recognized at the time the contract and related services are performed.

Prior to that time, the Company reported revenues from fixed priced contracts using the percentage of completion method for financial reporting purposes.  Under the percentage of completion method, revenues with respect to individual contracts were recognized in the proportion that costs incurred to date bore to total estimated costs.  Revenue and cost estimates were subject to revision during the terms of the contracts, and any required adjustments were made in the periods in which the revisions become known.  Provision was made, where applicable, for the entire amount of future estimated losses on contracts in progress when such losses were determined.  General and administrative costs were not allocated to contract costs and were charged to expense as incurred.

The Company recognized revenues from time and materials contracts and consulting services as those services were performed.  Advance payments made under these contracts were recorded as deferred revenue and recognized when the related services were performed.

Advertising

The Company expenses the cost of advertising when incurred as general and administrative expense.  Advertising expense was immaterial for the years ended December 31, 2002 and 2001.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
For The Year Ended December 31, 2002

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

 Stock-Based Compensation

The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, as amended, "Accounting for Stock Issued to Employees."   The Company accounts for non-employee stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation."  At December 31, 2002, the Company has two stock-based employee compensation plans, which are described more fully in Note 7.  During the year ended December 31, 2002 and 2001, $11 and $0, respectively, of compensation expense was recognized in the accompanying statements of operations for options issued to employees pursuant to APB 25.  No other stock-based employee compensation cost is reflected in the 2002 statements of operations, as all options granted in 2002 under those plans had either exercise prices equal to or greater than the market value of the underlying common stock on the date of grant or the vesting period starts in fiscal 2003.  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation:

	Year Ended December 31, 2002	Year Ended December 31, 2001

Net loss as reported	$(477)	$(2,447)
Deduct: Total stock-based employee compensation expense under

APB 25	11	-
Add:
Total stock-based employee compensation expense under fair
value based method for all awards, net of related tax effects	(236)	(274)

Pro forma net loss	$(702)	$(2,721)

Basic and diluted loss per share - as reported	$(0.05)	$(0.25)

Basic and diluted loss per share - pro forma	$(0.07)	$(0.28)

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes."  Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

 Comprehensive Income

During the periods presented, the Company had no items of comprehensive income and, therefore, has not presented a statement of comprehensive income.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
For The Year Ended December 31, 2002

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

Per Share Data

Basic earnings per share ("BEPS") is computed by dividing income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period of computation. Diluted earnings per share ("DEPS") gives effect to all dilutive potential common shares outstanding during the period of computation.   The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2002 and 2001, the Company had the following potentially dilutive securities that would affect loss per share if they were to be dilutive:

	2002	2001

Options	830	410
Warrants	1,351	-

	2,181	410

Business Segments

The Company currently operates in one segment, indoor air contaminate abatement services for residential and commercial properties.

New Accounting Pronouncements

In June 2001, SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and that identifiable intangible assets acquired in a business combination be recognized as an asset apart from goodwill, if they meet certain criteria. The Company accounted for its acquisition of PWS under SFAS No. 141 (see Note 2).

SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill and indefinite-lived intangible assets, including that acquired before initial application of the standard, will not be amortized but will be tested for impairment at least annually. The new standard is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 effective January 1, 2002 and as a result did not recognize any amortization of goodwill during 2002 and did not recognize any impairment with respect to goodwill at December 31, 2002.

In July 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued, which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The impact of the adoption of SFAS No. 143 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. This statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how results of a discontinued operation are to be measured and presented. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 effective January 1, 2002 and there was no effect on financial position or the results of operations as of and for the year ended December 31, 2002.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
For The Year Ended December 31, 2002

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued.  As a result of rescinding SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect is eliminated. The provisions of SFAS 145 that affect the Company are effective for fiscal periods beginning after May 15, 2002, although early adoption of SFAS 145 is permitted. The Company has applied the disclosure provisions in SFAS 145 in its consolidated financial statements and the accompanying notes.

In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company will adopt SFAS No. 146 in the first quarter of 2003 and does not expect adoption to have a material effect on its results of operations, financial position or cash flows.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect FIN 45 to have a material impact on its financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has applied the disclosure provisions in SFAS 148 in its consolidated financial statements and the accompanying notes.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements," to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity's assets, liabilities, and results of operations must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect FIN 46 to have a material impact on its financial statements as it has no variable interest entities.

Reclassifications

Certain reclassifications have been made to prior year amounts in financial statements in order to conform to the current year presentation.  These reclassifications have no effect on previously reported results of operations.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
For The Year Ended December 31, 2002

NOTE 2 - ACQUISITIONS AND DISPOSITIONS

Commensurate with the announcement in August 2002 of the Company's strategy of acquiring companies in the specialty residential services industry, on December 27, 2002, pursuant to a stock purchase agreement, the Company purchased 100% of the outstanding stock of PWS.  The sale was effective November 1, 2002, and has been accounted for as a purchase.  The purchase price was comprised of the following:

Cash	$1,000
Notes payable (see Note 5)	8,809
Assignment of notes receivable	1,175
Cancellation of note receivable (see Note 3)	1,154
Value of warrants	425
Commissions, legal, accounting and other costs	839

$13,402

The purchase price was allocated as follows:

Current assets	$4,386
Property and equipment	2,022
Other long-term assets	160
Current liabilities	(2,552)
Long-term liabilities	(1,429)

Estimated fair value of tangible net assets acquired	2,587
Goodwill and other intangible assets	10,815

$13,402

The Company has classified the excess of the purchase price over the estimated fair value of the tangible net assets acquired as goodwill as of December 31, 2002 in the accompanying consolidated balance sheet.  The Company is in the process of analyzing the components of the intangible assets and will have an appraisal performed by a third party during 2003 to determine final purchase price allocation.

The Company acquired all of the issued and outstanding stock of PTP on June 29, 2001. The acquisition was recorded as a purchase. Consideration paid was as follows:

Cash	$678
2,000 shares of the Company's common stock	2,914
Legal, accounting and other costs	189

$3,781

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
For The Year Ended December 31, 2002

NOTE 2 - ACQUISITIONS AND DISPOSITIONS (Continued)

The purchase price was allocated as follows:

Current assets	$2,850
Property and equipment	543
Other long-term assets	536
Current liabilities	(2,442)
Long-term liabilities	(1,215)

Estimated fair value of tangible net assets acquired	272
Goodwill	3,509

$3,781

On February 22, 2002, the Company sold all of its shares of PTP to Point to Point of Louisiana, Inc., a Louisiana corporation (the "Buyer"). The sale price  was $1,000, which the Buyer paid by issuing a Secured Promissory Note (the "Note") to the Company. The Note had interest at 6.5% per annum, and required a payment of accrued interest on February 22, 2003, and a payment of accrued interest and $100 of principal on February 22, 2004, and all remaining principal and interest accrued thereon on February 22, 2005. The Note was secured by the stock sold, pursuant to a Stock Pledge Agreement dated February 22, 2002 (see Note 8). Richard W. Lancaster, a former director of the Company, serves as the President of the Buyer.  The Note was assigned to the former stockholder of PWS in connection with the acquisition of PWS on November 1, 2002 (see discussion above).  PTP had revenues of $253 and incurred a loss from operations of $143 during 2002. PTP had revenues of $4,403 and income from operations of $67 during 2001. The loss on sale of PTP is comprised of the following:

Current assets	$811
Property and equipment	476
Goodwill	837
Current liabilities	(1,066)
Long-term liabilities	(12)

Net book value of net assets sold	1,046
Legal and other transaction costs	58
Sale price	(1,000)

$104

Prior to the sale of PTP, the Company entered into a settlement agreement with a former employee and stockholder of PTP (see Note 11).  The agreement required the former stockholder to transfer 1,800 of the 2,000 shares of the Company's common stock issued in the acquisition of PTP back to the Company.  As a result, the Company reduced previously recorded goodwill related to PTP by $2,628, the value of the shares on the date of acquisition.

The accompanying consolidated financial statements include the operations of PWS from November 1, 2002 forward. The following unaudited pro forma information presents the results of operations for the years ended December 31, 2002 and 2001 as though the acquisition had occurred on January 1, 2001:

	Year Ended	Year Ended
	December 31,	December 31,
	2002	2001

Revenue	$14,991	$12,884
Net loss	(18)	(463)
Loss per share	(.00)	(.04)

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
For The Year Ended December 31, 2002

NOTE 3 - NOTES RECEIVABLE

The Company held notes receivable from Kenny Industrial Services, LLC in the amended and restated principal amount of $4,091. These notes were sold for cash proceeds of $2,500 to third parties during fiscal 2001. This sale resulted in a loss of $1,591, which is included as loss on sale of note receivable in the accompanying statement of operations for the year ended December 31, 2001.

The Company held a note receivable from Spruce McIntyre Holding Corp. ("Spruce") resulting from the sale of assets in September 2000. Spruce was related to PWS through common ownership, prior to the acquisition of PWS by the Company.  Principal payments were due in three installments beginning June 15, 2001. The note was modified on April 30, 2001 in a new principal amount of $1,420, representing the outstanding principal balance of the original note on that date. The modified note included an interest rate of 7.75% and was to mature on July 1, 2005. Terms provided for payments of interest only through November 1, 2001 and 44 equal payments of principal and interest of $37 commencing December 1, 2001. The note and accrued interest totaling $1,154 was forgiven by the Company  in connection with the acquisition of PWS on November 1, 2002 and therefore recorded as consideration by the Company in calculating the purchase price (see Note 2).

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows at December 31, 2002:

Machinery and equipment	$1,128
Building	850
Automobile and trucks	844
Land	150
Computer equipment	62
Office equipment, furniture and leasehold improvements	94
3,128

Less: accumulated depreciation and amortization	(75)

Property and equipment, net	$3,053

Depreciation and amortization expense for property and equipment for the years ended December 31, 2002 and 2001 was $105 and $73, respectively.

NOTE 5 - LINE OF CREDIT

The Company has a credit agreement with a financial institution.  The credit agreement includes a term loan (see Note 6), a revolving line of credit and an equipment line of credit.  The credit agreement is guaranteed by the former stockholder of PWS, secured by substantially all PWS assets and contains a provision that requires PWS to maintain certain financial covenants.

The revolving line of credit bears interest at the prime rate (4.25% at December 31, 2002) plus 0.75% per annum, payable monthly.  The terms of the agreement provide for borrowings up to the lesser of $500 or the aggregate of 80% of eligible accounts receivable, as defined.  The revolving line of credit expired on January 28, 2003.  The Company is currently negotiating with other financial institutions to refinance this line, the equipment line and the $898 note payable (see Note 6).  The balance at December 31, 2002 on the line of credit was $499.

The equipment line of credit bears interest at the prime rate plus 1.00% per annum, payable monthly.  The terms of the agreement provide for borrowings up to $200.  The equipment line of credit expired on January 31, 2003, at which time all outstanding amounts will be repaid over 36 equal monthly installments including principal and interest through February 28, 2006.  The balance at December 31, 2002 was $29.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
For The Year Ended December 31, 2002

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2002:

Note payable to seller, interest at 6%, principal due in one payment including interest of $37 on March 31, 2003, secured by substantially all the assets of the Company. The Company is currently in the process of renegotiating the terms of this note to extend the maturity date.	$1,500

Note payable to seller, net of discount of $169, zero coupon, imputed interest at 5%, principal and interest due in equal monthly installments of $24 through October 2007, secured by substantially all the assets of the Company.	1,195

Note payable to seller, net of discount of $60, interest starting June 1, 2003 at one-month LIBOR (1.38% at December 31, 2002) plus 1%, principal payments of $250 due quarterly plus interest beginning November 1, 2003, with final payment of $200 plus unpaid interest on November 1, 2008, secured by substantially all of the assets of the Company.	5,141

Note payable to a financial institution (see Note 5), bearing interest at prime (4.25% at December 31, 2002) plus 0.75%, monthly principal payments of $18 plus interest, maturing on January 28, 2007. The Company expects to replace the note payable through additional financing from another institution. The Company must maintain certain financial and non-financial covenants. This note is guaranteed by the former stockholder of PWS.	898

Note payable to seller, interest at 2.25%, principal payments due as accounts receivable securing the note are collected, remaining amount (if any) due April 1, 2003.	827

Note payable to a related party, dated October 29, 2002, secured by a deed of trust, interest of 12% per annum payable monthly and the balance due October 29, 2003.	750

Note payable to various financial institutions, collateralized by various automobiles, bearing interest at various annual interest rates ranging from prime plus 0.75% to 7.5%, principal and interest payable in monthly installments ranging from $0.70 to $1 through September 30, 2005.	101
10,412

Less current portion	(3,710)

$6,702

Future minimum principal payments pursuant to the above long-term debt are as follows:

Years Ending December 31,

2003	$3,710
2004	1,494
2005	1,520
2006	1,490
2007	1,248
Thereafter	950
$10,412

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
For The Year Ended December 31, 2002

NOTE 7 - LEASES

On October 29, 2002, the Company purchased the building in which the Company's headquarters are located in Houston, Texas, for $1,000. The Company paid $250 of the purchase price by issuing 152 shares of common stock of the Company (see Note 8), and $750 was borrowed from an entity affiliated with a stockholder of the Company (see Note 6). This mortgage loan had an origination fee of 3% plus 125 warrants to buy common stock at $1.50 per share (valued at $195 under SFAS No. 123) (see Note 8).  The value of these warrants is recognized as interest expense over the term of the loan, and interest expense of $22 was recorded during the year ended December 31, 2002.  The Company's Houston facilities were previously leased on a month-to-month basis, with a monthly rent of $5.

Operating Leases

The Company leases its facilities under non-cancelable operating lease agreements.  The leases expire on various dates through December 2004 and provide for monthly rents ranging from approximately $2 to $4.  Rental expense for the years ended December 31, 2002 and 2001 was approximately $72 and $143, respectively.

Capital Leases

The Company leases certain equipment under capital lease agreements, which expire at various dates through May 2006.  The leases are payable in monthly installments ranging from approximately $0.4 to $2 at effective interest rates ranging from 10.25% to 28.3%.  The assets and liabilities under capital leases are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets.

Future minimum lease payments under non-cancelable leases are as follows:

Years Ending	Capital	Operating
December 31,	Leases	Leases	Total

2003	$229	$72	$301
2004	195	54	249
2005	129	-	129
2006	19	-	19

Total lease payments	572	$126	$698

Less amount representing interest	(104)

Present value of future minimum
lease payments	468

Less current portion	(171)

	$297

The following is an analysis of the leased equipment under capital lease, which is included in property and equipment as of December 31, 2002:

Automobiles and trucks	$399
Machinery and equipment	126
525

Less accumulated depreciation	(22)

$503

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
For The Year Ended December 31, 2002

NOTE 8 - EQUITY

Common Stock

On July 31, 2001, the Company filed a restated certificate of incorporation.  The restated certificate of incorporation increased the authorized shares of the Company's common stock from 25,000 to 50,000, and decreased the par value of the Company's common and preferred stock from $0.01 to $0.001. Stockholders holding a majority of the Company's common stock outstanding approved the restated certificate of incorporation by their written consent in lieu of a special meeting dated June 14, 2001.  This has been reflected as an adjustment to the par value in the accompanying consolidated statement of stockholders' equity for the year ended December 31, 2001.

During the year ended December 31, 2002, the Company issued 50 shares of restricted common stock to one of its officers in connection with his employment.  The shares were issued for $1.25 per share (approximates the fair market value on the date of issuance), for which the officer gave the Company a promissory note in the principal amount of $63, secured by these shares and an additional 50 shares of the Company's common stock owned by him.  This promissory note was assigned to the sole shareholder of PWS as part of the consideration paid in the acquisition of PWS during fiscal 2002 (see Note 2).

During the year ended December 31, 2002, the Company issued 50 shares of restricted common stock to a former director of the Company pursuant to his exercise of stock options, for which he gave the Company a promissory note in the principal amount of $63.  This promissory note was assigned to the sole shareholder of PWS as part of the consideration paid in the acquisition of PWS during fiscal 2002 (see Note 2).

During the year ended December 31, 2002, the Company received back 1,800 shares of its common stock pursuant to a Settlement Agreement and Mutual Release of Claims (the "Release") by and among PTP, the Company, and W. Michael Sullivan ("Sullivan") (see Note 11).

During the year ended December 31, 2002, the Company issued 152 shares of restricted common stock to a non-related party for $250 (the fair market value on the date of issuance) as part of the consideration in the purchase of the building (see Note 7).

During the year ended December 31, 2002, the Company issued 1,400 shares of restricted common stock and warrants to purchase 1,000 shares of common stock for $1.00 per share in connection a private placement in which the Company received aggregate net cash proceeds of $1,400.

During the year ended December 31, 2002, the Company issued an aggregate of 255 shares of restricted common stock to non-related parties for $662 (the fair market value on the dates of issuance) as payment under various consulting agreements.

Stock Options

The Company's Board of Directors approved the 2001 Stock Plan (the "2001 Plan") on April 2, 2001. The 2001 Plan provides for awards of incentive stock options, non-qualified stock options, and restricted stock purchase rights. The Company has reserved 2,000 shares of common stock under the 2001 Plan. The exercise price of the awards shall be determined by the Plan administrator at the date of grant, but shall not be less than the fair market value of the stock on the date of grant for employees, or 85 percent of the fair market value for non-employees. The exercise period shall be no more than 10 years and the awards will vest over a period of time determinable by the Board of Directors.  The number of options under the 2001 Plan available for grant at December 31, 2002 was 1,110.

The Company's Board of Directors approved the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan covers two types of options: incentive stock options and non-qualified stock options. The aggregate number of shares that may be issued pursuant to the 1998 Plan may not exceed 1,000 shares. The exercise price for the options shall be determined by the Plan administrator at the date of grant, but shall not be less than the fair market value of the stock at the date of grant. The option period can be no more than 10 years and the options will vest over a period of time determinable by the Board of Directors.  The number of options under the 1998 Plan available for grant at December 31, 2002 was 110.

During the year ended December 31, 2002 and 2001, the Company issued options to purchase 515 and 477 shares of the Company's common stock to employees, respectively, under the 2001 Plan.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
For The Year Ended December 31, 2002

NOTE 8 - EQUITY (Continued)

During the year ended December 31, 2002, the Company issued options under the 1998 Plan to purchase 50 shares of the Company's common stock at $1.50 per share (which was above the fair market value on the date of grant) to non-employee, valued at $64 under SFAS No. 123.

During the year ended December 31, 2002, $11 of compensation expense was recognized in the accompanying consolidated statements of operations for options issued to employees in 2002 under APB 25.

During the year ended December 31, 2001, the Company entered into Restricted Stock Purchase Agreement in which it granted to its officer the right to purchase 500 shares common stock of the Company, $0.01 par value, at a price of $1.25 per share, subject to the terms and conditions of the Company's 2001 Plan.  The purchase and sale of the stock would occur as designated by the Company, but not later than April 2, 2011.  The stock is subject to the rights and options of the Company to repurchase the stock, as defined.

The fair value of each option granted during 2002 and 2001 to consultants and outside service providers is estimated at the date of grant using the Black-Scholes option pricing model with the following respective weighted average assumptions for 2002 and 2001: interest rates of 2.97% and 5.50%, respectively; no dividend yields; volatility of 137% and 160%, respectively; and a weighted average expected life of the option of 5 years.

The Black-Scholes option valuation method was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, the option valuation model requires input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

The following summarizes the Company's stock option transactions under the stock option plan for the years ended December 31, 2002 and 2001:

		Weighted
		Average
	Number of	Exercise Price
	Options	Per Share

Outstanding, January 1, 2001	705	$1.73
Granted	977	1.28
Exercised	(83)	0.41
Canceled	(190)	4.74

Outstanding, December 31, 2001	1,409	1.09

Granted	565	1.43
Exercised	(50)	1.25
Canceled	(487)	0.83

Outstanding, December 31, 2002	1,437	$1.31

Exercisable at December 31, 2002	972	$1.24

Weighted average fair value of
options granted	2001	$1.14
	2002	$1.66

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
For The Year Ended December 31, 2002

NOTE 8 - EQUITY (Continued)

The following table summarizes the outstanding and exercisable stock options grouped by range of exercise prices as of December 31, 2002:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted
Range of		Remaining	Average		Weighted
Exercise		Contractual	Exercise		Average
Prices	Number	Life	Price	Number	Exercise Price

$0.41 to $1.10	47	1.2 years	$0.85	47	$0.85
$1.82	20	9.3 years	$1.82	-	-
$1.25 to $1.50	1,370	5.6 years	$1.32	925	$1.26

Warrants

From time to time, the Company issues warrants pursuant to various consulting and third party agreements.

During the year ended December 31, 2002, the Company issued 125 warrants to purchase shares of the Company's common stock to lenders (see Note 7), 293 warrants to the former stockholders of PWS in connection with the acquisition of PWS (see Note 2), 1,000 warrants to investors (see "Common Stock" section above), and 75 warrants to various consultants.  The warrants to consultants were valued at $141 and are recorded to expense ratably over the term of the respective agreements for the year ended December 31, 2002, $20 has been expensed and $121 of the value remains to be recognized in fiscal 2003.

The following summarizes the Company's warrant transactions for the years ended December 31, 2002 and 2001:

		Weighted
		Average
	Number of	Exercise Price
	Warrants	Per Share

Outstanding, January 1, 2001	296	$1.50
Granted	-	-
Exercised	-	-
Canceled	-	-

Outstanding, December 31, 2001	296	1.50

Granted	1,493	0.88
Exercised	-	-
Canceled	-	-

Outstanding, December 31, 2002	1,789	$0.98

Exercisable at December 31, 2002	1,789	$0.98

Weighted average fair value of
warrants granted	2001	$-
	2002	$1.39

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
For The Year Ended December 31, 2002

NOTE 8 - EQUITY (Continued)

The following table summarizes information about warrants outstanding as of December 31, 2002:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted
Range of		Average	Average		Weighted
Exercise		Remaining	Exercise		Average
Prices	Number	Contractual Life	Price	Number	Exercise Price

$0.01	293	4.9 years	$0.01	293	$0.01
$1.00	1,000	4.9 years	$1.00	1,000	$1.00
$1.50 - $2.00	496	3.4 years	$1.53	496	$1.53

The fair value of each warrant granted during 2002 for services is estimated using the Black-Scholes option pricing model on the date of grant using the following assumptions:  (i) no dividend yield, (ii) average volatility of 137 percent, (iii) weighted average risk free interest rate of approximately 2.97 percent, and (iv) average expected life of 5 years.

NOTE 9 - RETIREMENT PLANS

As of December 31, 2001, a majority of the Company's current and former employees were covered by union sponsored, collectively bargained multi-employer pension plans. The Company contributed and charged to expense approximately $109 for the year ended December 31, 2001 for such plans. The plans' administrators did not provide sufficient information to enable the Company to determine its share, if any, of unfunded vested benefits.  During fiscal 2002, there was no expense as the Company had no pension plans after the sale of PTP (see Notes 1 and 2).

NOTE 10 - INCOME TAXES

The provision for income taxes in the accompanying consolidated financial statements consists of the following for the years ended December 31:

	2002	2001

Current:
Federal	$-	$-
State	-	-
	-	-

Deferred:
Federal	-	-
State	-	-
	-	-

	$-	$-

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended December 31:

	2002	2001

Federal income tax rate	(34.0)%	(34.0)%
State and local income tax rate, net of Federal effect	(5.0)	-
Increase in valuation allowance	39.0	34.0

Effective income tax rate	- %	-%

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
For The Year Ended December 31, 2002

NOTE 10 - INCOME TAXES (Continued)

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of asset and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows as of December 31, 2002:

Deferred tax assets
Loss carryforwards	$5,062
Reserves and accruals	58
Depreciation	(26)
Less: valuation allowance	(5,062)

Net deferred tax assets	$32

The valuation allowance increased by $191 and $878 during the years ended December 31, 2002 and 2001, respectively.

At December 31, 2002, the Company had Federal net operating loss carryforwards of approximately $14,802. Net operating loss carryforwards expire starting in 2016 through 2022. Per year availability may be subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 11 - LITIGATION, COMMITMENTS AND CONTINGENCIES

The nature and scope of the Company's business operations bring it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject the Company to potential litigation, which are defended in the normal course of business. At December 31, 2002, there were various claims and disputes incidental to the business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon the Company's financial position, results of operations or cash flows. As of December 31, 2002, the Company has not been named as a responsible party for any environmental issues under the Federal Superfund Law.

An adversary proceeding was commenced on or about February 9, 2001 by American Eco Corporation ("Plaintiff" or "AEC"), which, at the time, was a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code. The proceeding seeks the recovery of certain alleged transfers and recovery of fees against the Company based on theories of breach of contract, promissory estoppel, quantum meruit and pursuant to Sections 542, 544, 548 and 550 of the Bankruptcy Code. The proceeding seeks a recovery in excess of $1,300 and other equitable relief. The Company has filed its answer, which, in part, denies all liability. An Order Scheduling Pre-Trial Proceedings was signed on October 31, 2001. A trial date has not yet been set.  The Company is vigorously defending this suit.  At this time, the Company cannot predict the likelihood of an unfavorable outcome.  The Company had previously accrued management fees that were billed prior to December 31, 2000.

On or about August 1, 2002, National Union Fire Insurance commenced an adversary proceeding against us entitled National Union Fire Ins. Co. v. QHI Stephens Contractors, Inc., EIF Holdings, Inc., P.W. Stephens Contracts, Inc., P.W. Stephens Contractors, Inc. (CA), P.W. Stephens Services, Inc., P.W. Stephens Residential, Inc., American Temporary Sanitation, Inc. in the United States District Court for the Northern District of California.  The lawsuit does not list the specific amount of damages being sought.  The lawsuit derives from a guarantee that EIF Holdings, Inc., a predecessor of the Company, allegedly made in 1997 for the benefit of a wholly-owned subsidiary of American Eco, when at the time EIF Holdings was a 72%-owned subsidiary of American Eco.  The Company is vigorously defending the validity and enforceability of the guarantee that forms the basis for the lawsuit, which is currently in the discovery phase.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
For The Year Ended December 31, 2002

NOTE 11 - LITIGATION, COMMITMENTS AND CONTINGENCIES (Continued)

Pursuant to an indemnification agreement between the Company and Spruce, the Company recently settled a claim brought by CIT Group/Equipment Financing, Inc. filed in the United States District Court for the Eastern District of Missouri.  The CIT settlement agreement requires Spruce to make certain payments to the plaintiffs which Spruce has made through the filing date of this Form 10-KSB.  In the event that Spruce fails to make the remaining settlement payments, the plaintiffs could seek satisfaction of their $713 consent judgment against the Company, in which case the Company would have to seek indemnification from Spruce.

The Company has accrued $225 in the accompanying consolidated financial statements related to the above proceedings.  Based on management's analysis, the Company believes these amounts will be sufficient to cover any potential losses that may occur.

Employment Agreements

The Company has entered into employment contracts with two executive officers. The contracts provide for annual salary totaling $320; one contract expires in March 2003 and the other expires in April 2004.

Consulting Agreements

The Company has entered into a variety of consulting agreements for services to be provided to the Company in the ordinary course of business.  These agreements call for option grants and/or common share issuances and various payments upon performance of services and/or termination of the agreements (except for cause).

Settlement Agreement

The Company entered into a release effective as of February 20, 2002, by and among PTP, the Company, and Sullivan, a stockholder of the Company and former employee and stockholder of PTP.  The Release settled certain disputes among the parties related to the Company's acquisition of PTP from Sullivan on June 29, 2001, and the termination of Sullivan's employment with PTP on November 1, 2001. Pursuant to the Release, Sullivan received approximately $464 cash, comprised of approximately $107 as severance for the termination of his employment with PTP, and approximately $357 as payment in full of a promissory note issued by PTP to Sullivan on June 29, 2001 (see Note 12). Also, approximately $42 of liabilities of PTP that Sullivan had personally guaranteed were paid off in full. The Release required Sullivan to transfer 1,800 of his 2,000 shares of the Company's common stock back to the Company (see Note 8).

Letters of Intent

In March 2002, the Company entered into three letters of intent to acquire 229 communications towers for an aggregate purchase price of $51.2 million. These acquisitions were contingent upon the occurrence of various events and conditions. The Company announced on October 3, 2002, that it would no longer seek the acquisition of communications towers. All of the Company's letters of intent to acquire communications towers have expired and the Company wrote-off $350 of non-refundable deposit, which is included in other income (expense) in the accompanying statements of operations for the year ended December 31, 2002.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
For The Year Ended December 31, 2002

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company is involved in various related party transactions. These transactions are summarized as follows:

Pursuant to a Management Services Agreement effective May 1, 1999, between AEC and the Company, AEC had agreed to provide certain services to the Company in exchange for a management fee to be paid on a monthly basis. The services included providing the Company with management guidance in addition to guaranteeing certain of the Company's obligations with its creditors, in order to allow the Company to receive favorable terms with its creditors. The agreement provided for a monthly payment of $40. The Company believes that AEC did not perform its responsibilities under the management agreement and it is contesting the validity of the agreement. At December 31, 2001, the Company had recorded $1,370 of accrued expenses payable to AEC.  During the year ended December 31, 2002, the Company recorded no monthly expense and wrote-off $1,295 of the amounts due to other income (expense) in the accompanying consolidated statements of operations as management believes the Company has no liability for these fees as no services were rendered (see Note 11).  At December 31, 2002, the Company has $75 of accrued liabilities recorded in due to related party in the consolidated balance sheet related to this matter.

The Company was obligated to PTP's former shareholder pursuant to a note in the amount of $340, bearing interest at 8.25%, which represented advances made to PTP prior to its acquisition by the Company. The note was settled in full by cash payment of approximately $357 as part of a settlement agreement (see Note 11).

During the year ended December 31, 2002, an advance of $80 was made to an officer of the Company, of which $20 was repaid during the year.  The advances are non-interest bearing and are due on demand.  The outstanding balance at December 31, 2002 was $60.

The Company has a note payable to a related party for the purchase of the land and building for the Company's corporate headquarters.  The note is secured by a deed of trust, accrues interest at 12% per annum, payable monthly and the balance is due October 29, 2003.  Interest paid on the note was $16 for the year ended December 31, 2002.

NOTE 13 - SUBSEQUENT EVENTS

In February 2003, the Company borrowed $250 from an affiliate of a stockholder of the Company, pursuant to an unsecured promissory note that bears interest at 8% and requires monthly payments as the Company collects proceeds on certain accounts receivable, prior to its final maturity date of May 31, 2003.  In addition, the Company borrowed $250 from two unrelated individuals pursuant to two promissory notes.  These notes are guaranteed by two officers of the Company, each bear interest at 18% and require periodic payments as the Company collects proceeds on certain accounts receivable, prior to the final maturity date of June 30, 2003.

In March 2003, the Company entered into a letter of intent to acquire all of the outstanding stock of Horizon Cleaning, Inc., a company that provides specialty residential cleaning and remediation services, for approximately $2,416, consisting of 953 shares of common stock of the Company and a $224 seller note.

In March 2003, the Company entered into a letter of intent to acquire Fiber Seal Systems L.P., a company that provides fabric protection services, for the following consideration: (i) approximately $520 financed through a seller note, (ii) 300 shares of the Company's common stock, and (iii) an option to purchase up to 250 shares of the Company's common stock, subject to Fiber Seal Systems L.P. achieving certain revenue targets.

In March 2003, the Company entered into a letter of intent to acquire all of the outstanding stock of Central Texas Residential Services, Inc., a company that provides specialty residential cleaning and remediation services, for approximately $2,000 consisting of 850 shares of common stock of the Company.

All three of these acquisitions are expected to close in the second quarter of 2003, however, each transaction is subject to the satisfactory completion of the Company's due diligence review, and the successful negotiation and execution of definitive purchase and/or loan agreements, which will contain numerous conditions to closing. There can be no assurance that the Company will be able to consummate these transactions.

In March 2003, the Company granted to its officer 250 options to purchase the Company's common stock at $2.10 (approximate fair value on date of grant) per share, vesting over a three-year period.  The Company also amended the officer's 170 options to fully vest all options in the event that the officer is terminated prior to the expiration of his employment agreement.