Form 10QSB
period 2003-03-31
HOME SOLUTIONS OF AMERICA INC
filed 2003-05-15
CIK 855424

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

                (Mark One)

                [x]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2003

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

Yes         X               No

                The number of shares outstanding of the registrant's common stock, $.001 par value per share, as of May 7, 2003 was 11,078,852 shares.

                Transitional Small Business Disclosure Format: Yes                       No         X

PART I
FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED BALANCE SHEET
(In Thousands, Except Per Share Data)

March 31,
2003
(Unaudited)
ASSETS
Current assets:
Cash	$ 422
Accounts receivable, net of allowance for doubtful accounts of $92	3,581
Prepaid expenses and supplies	464
Total current assets	4,467

Property and equipment, net of accumulated depreciation of $201	3,107

Goodwill	10,815

Deferred income taxes	32

Due from related party	61

Other assets	409

$ 18,891
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 2,715
Due to related party	87
Line of credit borrowings	527
Current portion of long-term debt	2,790
Current portion of capital lease obligations	176
Notes payable	165
Notes payable to related party	1,000
Total current liabilities	7,460

Long-term liabilities:
Long-term debt, net of current portion	6,427
Capital lease obligations, net of current portion	266

Total liabilities	14,153

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value, 50,000 shares authorized;
11,079 shares issued and outstanding	11
Additional paid-in capital	26,789
Accumulated deficit	(22,062)
Total stockholders' equity	4,738

$ 18,891

The accompanying notes are an integral part of these unaudited financial statements.

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2003	2002
	(Unaudited)	(Unaudited)

Net sales	$ 3,929	$ -

Costs and expenses
Cost of sales	2,072	-
Selling, general and administrative expenses	1,698	410
	3,770	410

Operating income (loss)	159	(410)

Other income (expense):
Interest income	-	31
Interest expense	(149)	-
Other income	4	-
Total other income (expense)	(145)	31

Income (loss) from continuing operations before income taxes	14	(379)

Income taxes	-	-

Loss from discontinued operations (including loss on
disposal of $104)	-	(247)

Net income (loss)	$ 14	$ (626)

Income (loss) per share from continuing operations
Basic and diluted	$ 0.00	$ (0.04)
Loss per share from discontinued operations
Basic and diluted	$ 0.00	$ (0.02)
Net income (loss) per share
Basic and diluted	$ 0.00	$ (0.06)

Weighted average number of common shares outstanding
Basic	11,079	10,245
Diluted	12,324	10,245

The accompanying notes are an integral part of these unaudited financial statements.

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Three Months Ended
	March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:	(Unaudited)	(Unaudited)
Net income (loss)	$ 14	$ (626)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	126	4
Allowance for doubtful accounts	(2)	-
Loss on sale of PTP	-	104
Stock-based compensation	44	-
Changes in operating assets and liabilities, net of acquisitions and divestitures-
Accounts receivable	91	284
Costs and estimated earnings in excess of billings on jobs in
progress, net	-	6
Prepaid expenses and supplies	50	(39)
Accounts payable and accrued liabilities	352	(370)
Net cash provided by (used in) operating activities	675	(637)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on notes receivable	-	57
Cash transferred in sale of PTP	-	(198)
Fees paid for pending acquisitions	(280)	-
Advances to related party	(1)	-
Purchases of property and equipment	(65)	(135)
Net cash used in investing activities	(346)	(276)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on line of credit	(1)	-
Proceeds from notes payable to related party	250	-
Proceeds from notes payable	250	-
Principal payments on notes payable	(85)	-
Principal payments on long-term debt and capital leases	(586)	(283)
Net cash used in financing activities	(172)	(283)

NET INCREASE (DECREASE) IN CASH	157	(1,196)

CASH AT BEGINNING OF PERIOD	265	2,210

CASH AT END OF PERIOD	$ 422	$ 1,014
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$ 77	$ 7
Income taxes	$ -	$ -

Supplemental schedule of non-cash investing and financing activities:
Fixed assets acquired through capital lease obligations	$ 15	$ -
Fixed assets acquired through notes payable	$ 100	$ -
Common stock returned as settlement	$ -	$ 2,628

The accompanying notes are an integral part of these unaudited financial statements.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Dollars and Shares in Thousands, Except Per Share Data)

  NOTE 1 -         BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Description and Nature of Operations

Home Solutions of America, Inc. ("we," "us," "Home Solutions," or the "Company") is a Delaware corporation that was incorporated in 1998.  Our growth strategy is to become a leading provider of specialty residential services that protect the homeowner's single largest investment - their home. We seek a dominant market position through the acquisition of strategic, specialized, profitable and well-managed residential service companies and through the above average internal growth of these operations.  Home Solutions will provide services such as cleaning and fabric protection, fire and water damage restoration, and the remediation of indoor air contaminants.

In November 2002, Home Solutions acquired PW Stephens, Inc. ("PWS"), a $15,000 revenue provider of residential and light commercial indoor air remediation services, for $13,402, consisting of cash, the exchange of certain assets, seller notes, commissions and other costs.  These operations are included in our first quarter financial results.  Also, the Company has announced letters of intent to acquire three residential service providers located in Texas.

The accompanying unaudited, interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and Regulation S-B, as promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, these interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes as contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results of operations to be expected for the full year.

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

Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows.  The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management.  At March 31, 2003, the Company's management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

 Revenue Recognition

Since the purchase of PWS, revenue is recognized at the time the contract and related services are performed.

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

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

(Dollars and Shares in Thousands, Except Per Share Data)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company recognized revenues from time and materials contracts and consulting services as those services were performed.  Advance payments made under these contracts were recorded as deferred revenue and recognized when the related services were performed.

 Stock-Based Compensation

The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, as amended, "Accounting for Stock Issued to Employees."   The Company accounts for non-employee stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation."  At March 31, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 4.  During the three months ended March 31, 2003 and 2002, no compensation expense was recognized in the accompanying consolidated statements of operations for options issued to employees pursuant to APB 25.  No other stock-based employee compensation cost is reflected in the 2003 and 2002 consolidated statements of operations, as all options granted in the three months ended March 31, 2003 and 2002 under those plans had either exercise prices equal to or greater than the market value of the underlying common stock on the date of grant or the vesting period starts after the three months ended March 31, 2003 and 2002.  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended March 31,
	2003	2002
Net income (loss) as reported	$14	$(626)
Add:
Total stock-based employee compensation expense under
APB 25	-	-
Deduct:
Total stock-based employee compensation expense under fair
value based method for all awards, net of related tax effects	(67)	-

Pro forma net loss	$(53)	$(626)

Basic and diluted loss per share - as reported	$0.00	$(0.06)

Basic and diluted loss per share - pro forma	$(0.00)	$(0.06)

Comprehensive Income

During the periods presented, the Company had no items of comprehensive income and, therefore, has not presented a statement of comprehensive income.

Per Share Data

Basic earnings per share ("BEPS") is computed by dividing income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period of computation. Diluted earnings per share ("DEPS") gives effect to all dilutive potential common shares outstanding during the period of computation.   The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of March 31, 2003 and 2002, the Company had the following potentially dilutive securities that would affect loss per share if they were to be dilutive:

	2003	2002
Options	446	12
Warrants	799	-

	1,245	12

Business Segments

The Company currently operates in one segment, indoor air contaminate abatement services for residential and commercial properties.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Dollars and Shares in Thousands, Except Per Share Data)

NOTE 2 - ACQUISITIONS AND DISPOSITIONS

On February 22, 2002, the Company sold all of its shares of its former wholly-owned subsidiary, Point To Point Network Services, Inc. ("PTP"), to Point to Point of Louisiana, Inc., a Louisiana corporation (the "Buyer"). The sale price was $1,000, which the Buyer paid by issuing a Secured Promissory Note (the "Note") to the Company.  The Note had interest at 6.5% per annum, and required a payment of accrued interest on February 22, 2003, and a payment of accrued interest and $100 of principal on February 22, 2004, and all remaining principal and interest accrued thereon on February 22, 2005. The Note was secured by the stock sold, pursuant to a Stock Pledge Agreement dated February 22, 2002.  The Note was assigned to the former stockholder of PWS in connection with the acquisition of PWS on November 1, 2002.  PTP had revenues of $253 and incurred a loss from operations of $143 during the first quarter of 2002.  The loss on sale of PTP is comprised of the following:

Current assets	$811
Property and equipment	476
Goodwill	837
Current liabilities	(1,066)
Long-term liabilities	(12)

Net book value of net assets sold	1,046
Legal and other transaction costs	58
Sale price	(1,000)

$(104)

Prior to the sale of PTP, the Company entered into a settlement agreement with a former employee and stockholder of PTP.  The agreement required the former stockholder to transfer 1,800 of the 2,000 shares of the Company's common stock issued in the acquisition of PTP back to the Company.  As a result, the Company reduced previously recorded goodwill related to PTP by $2,628, the value of the shares on the date of acquisition.

Letters of Intent

Fiber Seal Systems L.P. In March 2003, the Company entered into a letter of intent to acquire Fiber Seal Systems L.P., a company that provides fabric protection services, for the following consideration: (i) approximately $520 financed through a seller note, (ii) 300 shares of the Company's common stock, and (iii) an option to purchase up to 250 shares of the Company's common stock, subject to Fiber Seal Systems achieving certain revenue targets.

Horizon Cleaning, Inc.  In March 2003, the Company entered into a letter of intent to acquire all of the outstanding stock of Horizon Cleaning, Inc., a company that provides specialty residential cleaning and remediation services, for approximately $2,416, consisting of 953 shares of common stock of the Company and a $224 seller note.

Central Texas Residential Services, Inc.  In March 2003, the Company entered into a letter of intent to acquire all of the outstanding stock of Central Texas Residential Services, Inc., a company that provides specialty residential cleaning and remediation services, for approximately $2,000 consisting of 850 shares of common stock of the Company.

During the three months ended March 31, 2003, the Company paid fees of $280,000 related to these potential acquisitions that were capitalized in other assets in the accompanying consolidated balance sheet.  All three of these acquisitions are expected to close in the second quarter of 2003; however, each transaction is subject to the satisfactory completion of our due diligence review, and the successful negotiation and execution of definitive purchase and/or loan agreements, which will contain numerous conditions to closing. There can be no assurance that we will be able to consummate these transactions.

We will continue to actively pursue the acquisition of companies that provide specialty residential services as we proceed with our growth strategy. Our ability to acquire such businesses will be dependent upon, among other factors, our ability to obtain outside financing and/or issue shares of the Company's common stock as a portion of the purchase price.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Dollars and Shares in Thousands, Except Per Share Data)

NOTE 3 -         SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt

In the three months ended March 31, 2003, the Company borrowed a total of $500, of which $250 was from an affiliate of a stockholder of the Company and $250 from two unrelated entities, to fund general working capital.  Of this amount, $85 has been repaid to the unrelated entity.  The remaining balance of $250 from a related party is due May 31, 2003 and $165 to unrelated entities is due June 30, 2003.  These notes bear interest at rates between 8% and 18%.

The Company has a $750 note payable to a related party, dated October 29, 2002, secured by a deed of trust, which bears interest of 12% per annum, payable monthly and the balance due on October 29, 2003.

The Company is currently negotiating a new credit facility to re-finance its existing indebtedness of $1,370 (line of credit borrowings of $527 and term loan of $843) at a financial institution which expired January 28, 2003 and to re-finance a portion of its seller notes which were due March 31, 2003 and April 1, 2003 (see below).

Long-Term Debt

Long-term debt consists of the following as of March 31, 2003:

Note payable to seller, interest at 6%, principal due in one payment including interest of $37 on March 31, 2003, secured by substantially all the assets of the Company.  The Company is currently in the process of renegotiating the terms of this note to extend the maturity date.

$ 1,500

Note payable to seller, net of discount of $148, zero coupon, imputed interest at 5%, principal and interest due in equal monthly installments of $24 through October 2007, secured by substantially all the assets of the Company.	1,186

Note payable to seller, net of discount of $24, interest starting June 1, 2003 at one-month LIBOR (1.31% at March 31, 2003) plus 1%, principal payments of $250 due quarterly plus interest beginning November 1, 2003, with final payment of $200 plus unpaid interest on November 1, 2008, secured by substantially all of the assets of the Company.	5,176

Note payable to a financial institution, bearing interest at prime (4.25% at March 31, 2003) plus 0.75%, monthly principal payments of $18 plus interest, maturing on January 28, 2007. The Company expects to replace the note payable through additional financing from another institution. The Company must maintain certain financial and non-financial covenants. This note is guaranteed by the former stockholder of PWS.	843

Note payable to seller, interest at 2.25%, principal payments due as accounts receivable securing the note are collected, remaining amount (if any) due April 1, 2003. The Company is currently in the process of renegotiating the terms of this note to extend the maturity date.	317

Note payable to various financial institutions, collateralized by various automobiles, bearing interest at various annual interest rates ranging from prime plus 0.75% to 7.66%, principal and interest payable in monthly installments ranging from $0.70 to $1.7 through March 28, 2009.	195
9,217

Less current portion	(2,790)

Total	$ 6,427

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

(Dollars and Shares in Thousands, Except Per Share Data)

NOTE 4 - EQUITY

Common Stock

During the three months ended March 31, 2003, the Company did not issue any shares of common stock.

Stock Options

The Company's Board of Directors approved the 2001 Stock Plan (the "2001 Plan") on April 2, 2001. The 2001 Plan provides for awards of incentive stock options, non-qualified stock options, and restricted stock purchase rights. The Company has reserved 2,000 shares of common stock under the 2001 Plan. The exercise price of the awards shall be determined by the Plan administrator at the date of grant, but shall not be less than the fair market value of the stock on the date of grant for employees, or 85 percent of the fair market value for non-employees. The exercise period shall be no more than 10 years and the awards will vest over a period of time determinable by the Board of Directors.  The number of options under the 2001 Plan available for grant at March 31, 2003 was 610.  At the Company's 2003 annual stockholders' meeting, which will be held on May 20, 2003, the Company's stockholders will be asked to approve an amendment to the 2001 Plan that would increase the options available for grant under the 2001 Plan by 1,000,000.

The Company's Board of Directors approved the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan covers two types of options: incentive stock options and non-qualified stock options. The aggregate number of shares that may be issued pursuant to the 1998 Plan may not exceed 1,000 shares. The exercise price for the options shall be determined by the Plan administrator at the date of grant, but shall not be less than the fair market value of the stock at the date of grant. The option period can be no more than 10 years and the options will vest over a period of time determinable by the Board of Directors.  The number of options under the 1998 Plan available for grant at March 31, 2003 was 117.   At the Company's 2003 annual stockholders' meeting, which will be held on May 20, 2003, the Company's stockholders will be asked to approve an amendment to the 1998 Plan that would increase the options available for grant under the 1998 Plan by 1,000,000.

During the three months ended March 31, 2003, the Company issued options to purchase 250 shares of the Company's common stock at $2.10 (fair value on the date of grant) to its officer under the 1998 Plan, vesting over a three-year period.  The Company also amended the officer's 170 options to fully vest all options in the event that the officer is terminated prior to the expiration of his employment agreement.

Warrants

From time to time, the Company issues warrants pursuant to various consulting and third party agreements.

During the three months ended March 31,2003, the Company cancelled 125 warrants to purchase shares of the Company's common stock at $1.50 per share.

NOTE 5 - LITIGATION, COMMITMENTS AND CONTINGENCIES

The nature and scope of the Company's business operations bring it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject the Company to potential litigation, which are defended in the normal course of business. At March 31, 2003, there were various claims and disputes incidental to the business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon the Company's financial position, results of operations or cash flows. As of March 31, 2003, the Company has not been named as a responsible party for any environmental issues under the Federal Superfund Law.

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

On or about August 1, 2002, National Union Fire Insurance commenced an adversary proceeding against us entitled National Union Fire Ins. Co. v. QHI Stephens Contractors, Inc., EIF Holdings, Inc., P.W. Stephens Contracts, Inc., P.W. Stephens Contractors, Inc. (CA), P.W. Stephens Services, Inc., P.W. Stephens Residential, Inc., American Temporary Sanitation, Inc. in the United States District Court for the Northern District of California.  The lawsuit does not list the specific amount of damages being sought.  The lawsuit derives from a guarantee that EIF Holdings, Inc., a predecessor of the Company, allegedly made in 1997 for the benefit of a wholly-owned subsidiary of American Eco, when at the time EIF Holdings was a 72%-owned subsidiary of American Eco.  The Company is vigorously defending the validity and enforceability of the guarantee that forms the basis for the lawsuit, which is currently in the discovery phase The Company cannot predict the range of potential loss that may occur related to this proceeding.

On or about October 3, 2002, in the Superior Criminal Court of Los Angeles County, California a misdemeanor claim was filed against the Company and two employees alleging that certain events violated state and local regulations.  The Company is vigorously defending this suit.  At this time, the Company cannot predict the likelihood of an unfavorable outcome nor estimate the amount or range of potential loss, if any.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Dollars and Shares in Thousands, Except Per Share Data)

NOTE 5 - LITIGATION, COMMITMENTS AND CONTINGENCIES (continued)

Pursuant to an indemnification agreement between the Company and Spruce MacIntyre Holding Corp.("Spruce"), the Company recently settled claims brought by CIT Group/Equipment Financing, Inc. and Ackstar Insurance Company, both filed in the United States District Court for the Eastern District of Missouri.  The CIT settlement agreement requires Spruce to make certain payments to the plaintiffs which Spruce has made through the filing date of this Form 10-QSB.  In the event that Spruce fails to make the remaining settlement payments, the plaintiffs could seek satisfaction of their $713 consent judgment against the Company, in which case the Company would have to seek indemnification from Spruce.

The Company has accrued $225 in the accompanying consolidated financial statements related to the above proceedings.  Based on management's analysis, the Company believes that this amount will be sufficient to cover any potential losses that may occur.

NOTE 6 - SUBSEQUENT EVENTS

On April 7, 2003, Willard "Kim" Kimbrell joined the board of directors of the Company and was awarded 100 stock options vesting over three years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Growth Strategy

                Home Solutions seeks to acquire companies or internally generate projects that will focus on providing specialty residential services to homeowners.  Effective November 1, 2002, we closed our first acquisition as part of this strategy, acquiring PW Stephens, Inc. ("PWS"), a $15 million revenue provider of indoor air contaminate removal services for homeowners in California.  We expect to continue our aggressive growth strategy with additional acquisitions.  The following is a list of the targeted services that we are pursuing:

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

Indoor Air Contamination: Indoor air contamination, including contamination from mold, asbestos and lead paint, is a growing concern for the homeowner. With increased media attention regarding the health threat of mold, fewer insurance options, and property transfers at risk, current market conditions have created significant demand for mold inspections, certifications and remediation services.  These services consist of property and system inspections, surface and air testing, project design, microbial removal, light interior demolition, repair and specialized cleaning work.  Home inspections and testing can range from $300 to several thousand dollars.  Customer opportunities are developed through a regional sales force as well as through referrals by real estate firms, insurance adjusters, mortgage companies, attorneys and nationally branded retailers.  Although government-promulgated regulation is currently under review, industry practice and general awareness is building momentum. The Company believes it can use its industry experience to give efficacy to its processes and provide homeowners with quality assurance.  Furthermore, we plan to provide annual and quarterly monitoring services, in which technicians will regularly inspect, test and certify the air quality of our clients' homes.  It is expected that a portion of our indoor air contamination operations will generate additional opportunities across our other business segments.

Fire and Water Damage Restoration: As part of Home Solutions' specialty residential services strategy, we will provide highly trained technicians to respond to fire, water and weather-related emergencies to inspect structural members and contents damaged by water, to determine the likelihood or extent of mold growth, and to provide immediate cleaning, drying, moving, storage, and deodorization, among other services.  As most cases of mold are associated with excess moisture, we believe that response to this type of event-related damage will provide significant additional revenue opportunities.  The cost and time requirements of these projects can vary dramatically from case-to-case.  It is expected that a portion of our fire/water damage restoration operations will generate additional opportunities across our other business segments.

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

Stock-Based Compensation

              The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, as amended, "Accounting for Stock Issued to Employees."   The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."  At March 31, 2003, the Company had two stock-based employee compensation plans, which are described more fully in Note 4 of the accompanying consolidated financial statements.  The Company accounts for those plans under the recognition and measurement principles of APB 25, and related interpretations.  The Company has applied the disclosure provisions in SFAS No. 148 in its consolidated financial statements and the accompanying notes.  The Company does not anticipate adopting the fair value based method of accounting for stock-based compensation.

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

Results of Operations (Dollars In Thousands)
Comparison of Three Months ended March 31, 2003 Results of Operations to Three Months ended March 31, 2002

Revenue

                The revenue of $3,929 for the three months ended March 31, 2003 is comprised of revenue from PWS. For the three months ended March 31, 2002, the Company had no revenue during this period other than revenue earned by PTP, the Company's former wholly-owned subsidiary that was divested in February 2002, which revenue is included in the "Income (loss) from discontinued operations" line item on the consolidated statements of operations.

Costs of Sales

                Costs of sales were $2,072 for the three months ended March 31, 2003.  For the three months ended March 31, 2002, the Company had no cost of sales during this period other than from the Company's divested subsidiary PTP, which is included in the "Income (loss) from discontinued operations" line item on the consolidated statements of operations.

Selling, General and Administrative Expenses:

                Selling, general and administrative expenses were $1,698 for the three months ended March 31, 2003 compared to $410 for the three months ended March 31, 2002.  This represents an increase of $1,288 over 2002.  This increase is due to the addition of PWS' administrative costs together with Home Solutions' administrative costs.

Other Income (Expenses):

                  Interest income decreased from $31 in 2002 to $0 in 2003.  This is primarily a result of lower cash balances during the first quarter of 2003.  Interest expense was $149 in 2003 compared to $0 in 2002.  This is largely due to the debt incurred with the acquisition of PWS and interest on the line of credit and long-term debt at PWS.  Other income was $4 in 2003 compared to $0 in 2002.

Liquidity and Capital Resources

                The Company's existing capital resources as of March 31, 2003, consisted of cash and accounts receivable totaling $4,003, compared to cash and notes receivable of $3,359 as of March 31, 2002. The Company believes that the financing arrangements the Company currently has in place are sufficient throughout the next twelve months to finance its working capital needs.  Implementation of the Company's strategic plan of acquiring niche residential services companies will require additional capital, however.

The Company has a credit agreement with a financial institution.  The credit agreement includes an $843 term loan, a revolving line of credit and an equipment line of credit.  The credit agreement is guaranteed by the former stockholder of PWS, secured by substantially all PWS assets and contains a provision that requires PWS to maintain certain financial covenants.  The revolving line of credit expired on January 28, 2003.  The Company is currently negotiating with other financial institutions to refinance this line, the equipment line and the $843 term loan.  The balance on the revolving line of credit was $499 at March 31, 2003.

                The equipment line of credit bears interest at the prime rate plus 1.00% per annum, payable monthly.  The terms of the agreement provide for borrowings up to $200.  The equipment line of credit expired on January 31, 2003, at which time all outstanding amounts will be repaid over 36 equal monthly installments including principal and interest through February 28, 2006.  The balance at March 31, 2003 was $27.

                During the three months ended March 31, 2003, the Company generated net cash from operating activities of $675, including a net income of $14.

                The Company's investing activities used net cash of $346, primarily due to the purchase of property and equipment and payment of fees for pending acquisitions.

                The Company's financing activities used net cash of $172, primarily due to principal payments made on long-term debt and capital leases.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENT INCLUDED IN THIS FORM 10-QSB

                This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to the Company's residential services acquisition strategy and availability of capital to fund such strategy. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, regulatory framework, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. We refer you to the section entitled "Trends, Risks and Uncertainties" in Item 6 of Part II of our annual report on Form 10-KSB for the year ended December 31, 2002, for a list of specific factors that could cause actual results to differ materially from those indicated by our forward-looking statements made herein and presented elsewhere by management. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Furthermore, we do not undertake any obligation to update forward-looking statements made herein.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The nature and scope of our business operations bring us into regular contact with the general public, a variety of businesses and government agencies.  These activities inherently subject us to potential litigation, which we defend in the normal course of business. At March 31, 2003, there were various claims and disputes incidental to the business.  The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon our financial position, results of operations or cash flows.  As of March 31, 2003, the Company has not been named as a responsible party for any environmental issues under the Federal Superfund Law.

ITEM 2.  CHANGES IN SECURITIES.

The Company issued the following shares of its common stock without registration under the Securities Act of 1933, as amended (the "Securities Act"):

1.              On December 23, 2002, the Company issued 20,161 shares of common stock, at approximately $3.10 per share, as payment under a consulting agreement;

2.             On December 27, 2002, the Company issued 235,294 shares of common stock, at approximately $2.55 per share, as payment under a consulting agreement.

The above issuances were unregistered, as the Company was relying on the exemptions from registration contained in Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, on the basis that such transactions did not involve public offerings of securities.

ITEM 5. OTHER INFORMATION.

Effective January 15, 2003, Mark W. White, a businessman and former governor of Texas (and the father of R. Andrew White, our president and chief executive officer), and Michael S. Chadwick, an investment banker with Sanders Morris Harris, joined our Board of Directors.  Upon becoming directors, Messrs. White and Chadwick each received 100,000 options to purchase common stock of the Company at an exercise price of $1.65 per share, vested over a three-year period.

In March 2003, R. Andrew White, our chief financial officer, was promoted to chief executive officer and president of the Company.  We have entered into a three-year executive employment agreement with Mr. White, which provides an annual salary of $165,000.  We also granted Mr. White 250,000 options to purchase Home Solutions common stock at $2.10 per share, subject to vesting over a three-year period, and amended Mr. White's options agreements for 150,000 and 20,000 options, respectively, to fully vest all options in the event that Mr. White is terminated prior to the expiration of his employment agreement.  Frank J. Fradella, our former chief executive officer and president, will remain Chairman of the Board and oversee our acquisition program.  Our Board of Directors vested the remaining portions of Mr. Fradella's 250,000 stock options and 500,000 stock purchase rights, respectively, in consideration of Mr. Fradella's past contributions and expected future contributions to the Company.

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

The Company's 2003 annual stockholders' meeting will be held at the Company's offices at 9:00 a.m. on May 20, 2003.  Details of the items to be voted upon at the meeting are set forth in the Company's proxy statement, which was filed with the SEC and mailed to all stockholders on April 29, 2003.

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

2.16

Warrant Purchase Agreement, dated November 15, 2002 by and between Nextgen Communications Corporation and Jane C. Barber. (filed as Exhibit 2.16 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference).

3.1

Certificate of Incorporation of the Company, as restated on July 31, 2001 (filed as Exhibit A to the Company's Information Statement on Schedule 14C filed on July 9, 2001, and incorporated herein by reference).

3.2

Certificate of Amendment to the Certificate of Incorporation of Nextgen Communications Corporation, changing the corporation's name to "Home Solutions of America, Inc.", as filed on December 23, 2002 (filed as Exhibit A to the Company's Information Statement on Schedule 14C filed on December 22, 2002, and incorporated herein by reference).

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

10.11*

Restricted Stock Purchase Agreement by and between Frank J. Fradella and US Industrial Services, Inc. dated April 2, 2001 (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference).

10.12*

Employment Agreement by and between P.W. Stephens, Inc., a California corporation, and Scott Johnson, effective September 1, 2001 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference).

10.13

Form of Registration Rights Agreement between Nextgen Communications Corporation and each of four accredited investors, dated November 19, 2002 (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference).

10.14

Form of Warrant Purchase Agreement between Nextgen Communications Corporation and each of four accredited investors, dated November 19, 2002 (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference).

10.15*	Executive Employment Agreement by and between R. Andrew White and Home Solutions of America, Inc., dated March 15, 2003.+
10.16*	First Amendment to Stock Option Agreement by and between R. Andrew White and Home Solutions of America, Inc., dated March 15, 2003.+
10.17*	Second Amendment to Stock Option Agreement by and between R. Andrew White and Home Solutions of America, Inc., dated March 15, 2003.+
10.18*	Consulting Agreement by and between Frank J. Fradella and Home Solutions of America, Inc., dated March 15, 2003.+
10.19*	First Amendment to Restricted Stock Purchase Agreement by and between Frank J. Fradella and Home Solutions of America, Inc., dated March 15, 2003.+
10.20*	First Amendment to Stock Option Agreement by and between Frank J. Fradella and Home Solutions of America, Inc., dated March 15, 2003.+

   99.1       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

* Denotes a management contract or compensatory plan or arrangement.
                 + Filed herewith.

(b)                Reports on Form 8-K

On January 7, 2003, the Company filed a Current Report on Form 8-K, for an event that occurred on December 31, 2002, to report  a change in independent accounting firms.

On January 17, 2003, the Company filed a Current Report on Form 8-K, for an event that occurred on December 27, 2002, to report the closing of the acquisition of P.W. Stephens, Inc.

On February 14, 2003, the Company filed a Current Report on Form 8-K/A, amending the Current Report on Form 8-K that was filed on January 17, 2003, to include the required financial statements of P.W. Stephens, Inc.

SIGNATURES

                In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       HOME SOLUTIONS OF AMERICA, INC.

Dated: May 15, 2003                                                                  By:                   /s/ R. ANDREW WHITE
                                                                                                                            R. Andrew White
                                                                                                                            President, Chief Executive Officer,
                                                                                                                            and Chief Financial Officer (Interim)

CERTIFICATIONS

I, R. Andrew White, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Home Solutions of America, Inc.;

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

                                                        /s/ R. ANDREW WHITE
                                                        R. Andrew White
                                                        Chief Executive Officer and Chief Financial Officer
                                                        Date: May 15, 2003