Form 10QSB
period 2003-06-30
HOME SOLUTIONS OF AMERICA INC
filed 2003-08-14
CIK 855424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number	0-22388

HOME SOLUTIONS OF AMERICA, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	99-0273889
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

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

Yes         X               No

                The number of shares outstanding of the registrant's common stock, $.001 par value per share, as of August 7, 2003 was 12,515,871 shares.

                Transitional Small Business Disclosure Format: Yes                       No         X

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)
June 30,
2003
(unaudited)
ASSETS
Current assets:
Cash	$ 251
Accounts receivable, net of allowance for doubtful accounts of $68	2,703
Prepaid expenses and other current assets	301
Total current assets	3,255

Property and equipment, net of accumulated depreciation of $225	2,176

Goodwill	10,815

Deferred income taxes	32

Due from related party	53

Other assets	523

$ 16,854

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 1,839
Due to related party	12
Line of credit borrowings	524
Current portion of long-term debt	1,275
Current portion of capital lease obligations	140
Notes payable	161
Notes payable to related party	1,000
Total current liabilities	4,951

Long-term liabilities:
Long-term debt, net of current portion	4,854
Capital lease obligations, net of current portion	159

Total liabilities	9,964

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value, 50,000 shares authorized;
11,961 shares issued and outstanding	12
Additional paid-in capital	29,116
Accumulated deficit	(22,238)
Total stockholders' equity	6,890

$ 16,854

The accompanying notes are an integral part of these financial statements.

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net Sales	$ 3,053	$ -	$ 6,982	$ -

Costs and expenses
Cost of sales	1,712	-	3,784	-
Selling, general and administrative expenses	1,525	487	3,223	897
	3,237	487	7,007	897

Operating loss	(184)	(487)	(25)	(897)

Other income (expense):
Gain on sale of assets	64	-	64	-
Interest income	1	32	1	63
Interest expense	(209)	(4)	(358)	(4)
Other income	152	1,105	156	1,105
Total other income (expense)	8	1,133	(137)	1,164

Income (loss) from continuing operations before income taxes	(176)	646	(162)	267

Income taxes	-	-	-	-

Loss from discontinued operations (including loss on
disposal of $104)	-	-	-	(247)

Net income (loss)	$ (176)	$ 646	$ (162)	$ 20

Income (loss) per share from continuing operations
Basic and diluted	$ (0.02)	$ 0.07	$ (0.01)	$ 0.03
Loss from discontinued operations
Basic and diluted	$ -	$ -	$ -	$ (0.03)
Net income (loss) per share
Basic and diluted	$ (0.02)	$ 0.07	$ (0.01)	$ 0.00

Weighted average number of common shares outstanding
Basic	11,337	9,272	11,209	9,756
Diluted	11,337	9,272	11,209	9,756

The accompanying notes are an integral part of these financial statements.

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Six Months Ended
	June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (162)	$ 20
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	313	15
Allowance for doubtful accounts	(24)	-
Loss on sale of PTP	-	104
Gain on sale of assets for settlement of obligation	(64)	-
Gain on extinguishment of debt	(152)	-
Stock-based compensation	81	-
Changes in operating assets and liabilities, net of acquisitions and divestitures-
Accounts receivable	991	284
Costs and estimated earnings in excess of billings on jobs in
progress, net	-	6
Prepaid expenses and supplies	213	(34)
Other assets	(65)	-
Accounts payable and accrued liabilities	(248)	(1,408)
Due to related party	(75)	-

Net cash provided by (used in) operating activities	808	(1,013)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on notes receivable	-	94
Cash transferred in sale of PTP	-	(198)
Fees paid for pending acquisitions	(280)	(484)
Advances from related party, net	7	-
Purchases of property and equipment	(85)	(140)

Net cash used in investing activities	(358)	(728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on line of credit	(4)	-
Proceeds from notes payable to related party	250	-
Proceeds from notes payable	250	-
Principal payments on notes payable	(89)	-
Principal payments on long-term debt and capital leases	(871)	(290)

Net cash used in financing activities	(464)	(290)

NET DECREASE IN CASH	(14)	(2,031)

CASH AT BEGINNING OF PERIOD	265	2,210

CASH AT END OF PERIOD	$ 251	$ 179

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$ 28	$ 7
Income taxes	$ -	$ -

Supplemental schedule of non-cash investing and financing activities:
Fixed assets acquired through capital lease obligations	$ 15	$ -
Fixed assets acquired through notes payable	$ 100	$ -
Issuance of stock for settlement of obligations	$ 2,242	$ -
Disposal of assets for settlement of obligations	$ 786	$ -
Disposal of capital lease obligations for settlement of obligations	$ 101	$ -
Gain on sale of assets for settlement of obligations	$ 64	$ -
Interest expense converted to long-term debt	$ 124	$ -
Fair market value of warrant issued for American Stock Exchange listing fees	$ 49	$ -
Common stock returned as settlement	$ -	$ 2,628

The accompanying notes are an integral part of these financial statements.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(Dollars and Shares in Thousands, Except Per Share Data)

NOTE 1 -         BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Description and Nature of Operations

Home Solutions of America, Inc. ("we," "us," "Home Solutions," or the "Company") is a Delaware corporation that was incorporated in 1998.  Our growth strategy is to become a leading provider of specialty residential services that protect the homeowner's single largest investment - their home. We seek a dominant market position through the acquisition of strategic, specialized, profitable and well-managed residential service companies, and through the above average internal growth of these operations.  Home Solutions will provide services such as cleaning and fabric protection, fire and water damage restoration, and the remediation of indoor air contaminants.

In November 2002, Home Solutions acquired PW Stephens, Inc. ("PWS"), a provider of residential and light commercial indoor air remediation services, for $13,402, consisting of cash, the exchange of certain assets, seller notes, commissions and other costs.  These operations are included in our 2003 financial results.  Also, the Company has announced letters of intent to acquire additional residential service providers in Texas.  Of these letters of intent, the Company has closed two acquisitions. Central Texas Residential Services, Inc. and Fiber Seal Systems, LP were acquired in July 2003.  Currently, a letter of intent is outstanding for Quality Interiors, Inc. (See Note 2).

The accompanying unaudited, interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and Regulation S-B, as promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, these interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes as contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of results of operations to be expected for the full year.

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

Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows.  The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management.  At June 30, 2003, the Company's management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

 Other Assets

During the six months ended June 30, 2003, the Company prepaid cash of $60, accrued $7 in accounts payable and issued a warrant to purchase 50 shares of the Company's stock at $3 per share for American Stock Exchange initial listing fees and related consulting fees.  The warrant vests immediately, expires in July 2007, and is valued at $49 (using the Black-Scholes option pricing model on the date of grant).  The Company will amortize this total prepaid cost of $116 over a 3-year period, which is the management's estimate of the period of benefit. During the six months ended June 30, 2003, the Company amortized $2 of this prepaid cost to selling, general and administrative expenses in the accompanying consolidated statements of operations.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
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

 Stock-Based Compensation

The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, as amended, "Accounting for Stock Issued to Employees."   The Company accounts for non-employee stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation."  At June 30, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 4.  During the six months ended June 30, 2003 and 2002, no compensation expense was recognized in the accompanying consolidated statements of operations for options issued to employees pursuant to APB 25.  No other stock-based employee compensation cost is reflected in the 2003 and 2002 consolidated statements of operations, as all options granted in the six months ended June 30, 2003 and 2002 under those plans had either exercise prices equal to or greater than the market value of the underlying common stock on the date of grant or the vesting period starts after the six months ended June 30, 2003 and 2002.  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income (loss) as reported	$ (176)	$ 646	$ (162)	$ 20

Deduct: Total stock-based employee compensation expense under APB 25
	--	--	--	--

Add: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects

	(10)	(171)	(77)	(171)

Pro forma net income (loss)	$ (186)	$ 475	$ (239)	$ (151)
	=========	=========	=========	=========
Basic and diluted income (loss) per share - as reported
	$ (0.02)	$ 0.07	$ (0.01)	$ 0.00
	=========	=========	=========	=========
Basic and diluted loss per share - pro forma
	$ (0.02)	$ 0.05	$ (0.02)	$ (0.02)
	=========	=========	=========	=========

Other Income

During the six months ended June 30, 2003, the Company recognized income of $152 from extinguishment of old accounts payable balances of the Company's inactive subsidiary that is no longer legally collectible by the vendors.  The income is recorded in other income in the accompanying consolidated statements of operations.

Comprehensive Income

During the periods presented, the Company had no items of comprehensive income and, therefore, has not presented a statement of comprehensive income.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(Dollars and Shares in Thousands, Except Per Share Data)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Per Share Data

Basic earnings per share ("BEPS") is computed by dividing income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period of computation. Diluted earnings per share ("DEPS") gives effect to all dilutive potential common shares outstanding during the period of computation.   The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of June 30, 2003 and 2002, the Company had the following potentially dilutive securities that would affect loss per share if they were to be dilutive:

	2003	2002
Options	797	363
Warrants	1,067	19

	1,864	382

Business Segments

The Company currently operates in one segment, indoor air contaminate abatement services for residential and light commercial properties. Subsequent to June 30, 2003, upon the purchase of Fiber-Seal Systems, L.P. , the Company added another business segment of selling and franchising the Fiber-Seal®  furniture care system.

NOTE 2 - ACQUISITIONS AND DISPOSITIONS

On February 22, 2002, the Company sold all of its shares of its former wholly-owned subsidiary, Point To Point Network Services, Inc. ("PTP") to Point to Point of Louisiana, Inc., a Louisiana corporation (the "Buyer"). The sale price was $1,000, which the Buyer paid by issuing a Secured Promissory Note (the "Note") to the Company.  The Note had interest at 6.5% per annum, and required a payment of accrued interest on February 22, 2003, and a payment of accrued interest and $100 of principal on February 22, 2004, and all remaining principal and interest accrued thereon on February 22, 2005. The Note was secured by the stock sold, pursuant to a Stock Pledge Agreement dated February 22, 2002.  The Note was assigned to the former stockholder of PWS in connection with the acquisition of PWS on November 1, 2002.  PTP had revenues of $253 and incurred a loss from operations of $143 during the first quarter of 2002.  The loss on sale of PTP is comprised of the following:

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

Letters of Intent

The following letter of intent is currently outstanding at the time of this 10 Q filing:

Quality Interiors, Inc. In June 2003, the Company entered into a letter of intent to acquire Quality Interiors, Inc., a company that provides restoration services, for $6,750 in total consideration, including: (i) 1,333 common shares of Home Solutions and  (ii) $2,750 in cash or seller note.

This acquisition is expected to close in the third quarter of 2003; however, it is subject to the satisfactory completion of our due diligence review, and the successful negotiation and execution of definitive purchase and/or loan agreements, which will contain numerous conditions to closing. There can be no assurance that we will be able to consummate this transaction.

The Horizon Cleaning letter of intent has expired and the Company no longer intends to pursue this acquisition.

We will continue to aggressively pursue the acquisition of companies that provide specialty residential services as we proceed with our growth strategy. Our ability to acquire such businesses will be dependent upon, among other factors, our ability to obtain outside financing and/or issue shares of the Company's common stock as a portion of the purchase price.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(Dollars and Shares in Thousands, Except Per Share Data)

NOTE 3 - SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt

In the six months ended June 30, 2003, the Company borrowed a total of $500, of which $250 was from an affiliate of a stockholder of the Company and $250 from two unrelated entities, to fund general working capital.  Of this amount, $89 has been repaid to the unrelated entity.  The remaining balance of $250 from a related party has been renewed and extended until August 31, 2003 and the balance of $161 to unrelated entities was renewed and extended until October 1, 2003.  These notes bear interest at rates between 8% and 18%.

The Company has a $750 note payable to a related party, dated October 29, 2002, secured by a deed of trust, which bears interest of 12% per annum, payable monthly and the balance due on October 29, 2003.

The Company is currently negotiating a new credit facility to re-finance its existing indebtedness of $1,312 (line of credit borrowings of $524 and term loan of $788) at a financial institution, which expired January 28, 2003 (see below).

In June 2003, the Company converted $2,242 in seller debt from the PWS transaction into 862,479 shares of common stock of the Company.  In addition, the Company renewed and extended a $1,500 payment due in March 2003 to the seller of PWS into a $1,554 promissory note payable quarterly over the next five years with an interest rate of 6%.  In addition, as part of this transaction, the Company sold $823 in non-essential assets back to the seller of PWS in exchange for a $786 reduction in debt owed to the seller and an assumption of $101 in capital lease obligations, recognizing a gain of $64.

Long-Term Debt
Long-term debt consists of the following as of June 30, 2003:

Note payable to seller, interest at 6%, interest due monthly beginning July 1, 2003, principal payments of $74 due quarterly beginning November 1, 2003, with final payment of remaining principal plus unpaid interest on November 1, 2008 secured by substantially all the assets of the Company.  The note guaranteed by PWS and is subordinated to PWS's credit facility of $1,500 or any other loan of up to $3,500 obtained by PWS or the seller.

$ 1,554

Note payable to seller, net of discount of $133, zero coupon, imputed interest at 5%, principal and interest due in equal monthly installments of $24 through October 2007, secured by substantially all the assets of the Company.	1,128

Note payable to seller, interest starting June 5, 2003 at one-month LIBOR (1.31% at June 30, 2003) plus 1%, principal payments of $107 due quarterly plus interest beginning November 1, 2003, with final payment of $107 plus unpaid interest on November 1, 2008, secured by substantially all of the assets of the Company. The note is convertible into the Company's common stock at market, is guaranteed by PWS, and is subordinated to PWS's credit facility of $1,500 or any other loan of up to $3,500 obtained by PWS or the seller.	2,242

Note payable to a financial institution, bearing interest at prime (4.25% at June 30, 2003) plus 0.75%, monthly principal payments of $18 plus interest, maturing on January 28, 2007. The Company expects to replace the note payable through additional financing from another institution. The Company must maintain certain financial and non-financial covenants. This note is guaranteed by the former stockholder of PWS.	788

Note payable to seller, interest at 2.25%, principal payments due as accounts receivable securing the note are collected, remaining amount (if any) due April 1, 2003. The Company is currently in the process of renegotiating the terms of this note to extend the maturity date.	232

Note payable to various financial institutions, collateralized by various automobiles, bearing interest at various annual interest rates ranging from prime plus 0.75% to 7.66%, principal and interest payable in monthly installments ranging from $0.70 to $1.7 through March 28, 2009.	185
6,129

Less current portion	(1,275)
Total	$ 4,854

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(Dollars and Shares in Thousands, Except Per Share Data)

NOTE 4 - EQUITY

Common Stock

During the six months ended June 30, 2003, the Company issued 882 shares of common stock (862 shares for the conversion of seller debt plus 20 net shares issued to warrant holders who utilized a cashless exercise, as defined).  In connection with the issuance of the 862 shares and pursuant to the terms of the stock purchase agreement with the seller of PWS, the Company will be required to issue additional shares of common stock to the seller in the event that the common stock trades at an average price less than $2.60 per share on the five trading days prior to the date that the registration statement on Form S-3 is declared effective by the SEC.  At June 30, 2003, the Company is not obligated to issue any additional shares.

In June 2003, the Company listed its common shares with the American Stock Exchange under the ticker symbol "HOM".  On June 30, 2003, the Company filed a registration statement on Form S-3 to register 6,698 shares of common stock (some of which could be issued pursuant to warrant exercises and the conversion of debt) on behalf of selling stockholders, pursuant to contractual registration rights with such stockholders.  The Company will not receive any proceeds from the sale of such shares, other than the exercise prices of any warrants exercised by warrant holders who do not utilize a cashless exercise.

Stock Options

The Company's Board of Directors approved the 2001 Stock Plan (the "2001 Plan") on April 2, 2001. The 2001 Plan provides for awards of incentive stock options, non-qualified stock options, and restricted stock purchase rights. The Company has reserved 3,000 shares of common stock under the 2001 Plan. The exercise price of the awards shall be determined by the Plan administrator at the date of grant, but shall not be less than the fair market value of the stock on the date of grant for employees, or 85 percent of the fair market value for non-employees. The exercise period shall be no more than 10 years and the awards will vest over a period of time determinable by the Board of Directors.  The number of options under the 2001 Plan available for grant at June 30, 2003 was1,410.  At the Company's 2003 annual stockholders' meeting, which was held on May 20, 2003, the Company's stockholders approved an amendment to the 2001 Plan that increased the options available for grant under the 2001 Plan by 1,000, bringing the total to 3,000.

The Company's Board of Directors approved the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan covers two types of options: incentive stock options and non-qualified stock options. The aggregate number of shares that may be issued pursuant to the 1998 Plan may not exceed 2,000 shares. The exercise price for the options shall be determined by the Plan administrator at the date of grant, but shall not be less than the fair market value of the stock at the date of grant. The option period can be no more than 10 years and the options will vest over a period of time determinable by the Board of Directors.  The number of options under the 1998 Plan available for grant at June 30, 2003 was 1,117.   At the Company's 2003 annual stockholders' meeting, which was held on May 20, 2003, the Company's stockholders approved an amendment to the 1998 Plan that increased the options available for grant under the 1998 Plan by 1,000, bringing the total to 2,000.

During the six months ended June 30, 2003, the Company issued options to purchase 250 shares of the Company's common stock at $2.10 (fair value on the date of grant) to its officer under the 1998 Plan, and options to purchase 100 shares (at $1.65 to $1.75 per share, the fair values on the date of grant) to each of the three new directors of the Company, with all such options vesting over a three-year period.  The Company also amended the officer's 170 options to fully vest all options in the event that the officer is terminated prior to the expiration of his employment agreement.

Warrants

From time to time, the Company issues warrants pursuant to various consulting and third party agreements.

During the six months ended June 30, 2003, the Company recorded a consulting expense of $81 related to warrants issued in the year ended December 31, 2002, and which fair value is recognized over the period of service.

During the six months ended June 30, 2003, the Company recorded a prepaid expense of $49 for the fair value of warrant issued for consulting fees related to American Stock Exchange listing (see Note 1).

During the six months ended June 30, 2003, the Company cancelled 125 warrants to purchase shares of the Company's common stock at $1.50 per share.

During the six months ended June 30, 2003, 38 warrants were exercised as a cashless exercise for a net 20 shares of the Company's common stock.

NOTE 5 - LITIGATION, COMMITMENTS AND CONTINGENCIES

The nature and scope of the Company's business operations bring it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject the Company to potential litigation, which are defended in the normal course of business. At June 30, 2003, there were various claims and disputes incidental to the business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon the Company's financial position, results of operations or cash flows.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(Dollars and Shares in Thousands, Except Per Share Data)

NOTE 5 - LITIGATION, COMMITMENTS AND CONTINGENCIES, continued

An adversary proceeding was commenced on or about February 9, 2001 by American Eco Corporation ("Plaintiff" or "AEC"), which, at the time, was a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code. The Plaintiff sought the recovery of certain alleged transfers and recovery of fees against the Company based on theories of breach of contract, promissory estoppel, quantum meruit and pursuant to Sections 542, 544, 548 and 550 of the Bankruptcy Code. The Plaintiff sought a recovery in excess of $1,300 and other equitable relief.  During the second quarter of 2003, the Company was notified that this case has been dismissed.

On or about August 1, 2002, National Union Fire Insurance commenced an adversary proceeding against us entitled National Union Fire Ins. Co. v. QHI Stephens Contractors, Inc., EIF Holdings, Inc., P.W. Stephens Contracts, Inc., P.W. Stephens Contractors, Inc. (CA), P.W. Stephens Services, Inc., P.W. Stephens Residential, Inc., American Temporary Sanitation, Inc. in the United States District Court for the Northern District of California.  The Company is in settlement discussions and believes its potential liability is no more than $150.

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

Pursuant to an indemnification agreement between the Company and Spruce MacIntyre Holding Corp.("Spruce"), the Company settled claims brought by CIT Group/Equipment Financing, Inc. and Ackstar Insurance Company, both filed in the United States District Court for the Eastern District of Missouri.  The CIT settlement agreement requires Spruce to make certain payments to the plaintiffs.  In the event that Spruce fails to make the remaining settlement payments, the plaintiffs could seek satisfaction of their $713 consent judgment against the Company, in which case the Company would have to seek indemnification from Spruce.

The Company has accrued $130 in the accompanying consolidated financial statements related to the above proceedings.  Based on management's analysis, the Company believes that this amount will be sufficient to cover any potential losses that may occur.

NOTE 6 - SUBSEQUENT EVENTS

In July 2003, the Company closed it acquisition of Central Texas Residential Services, Inc.  The consideration paid by the Company included 850 common shares of the Company, of which 600 were contingent upon meeting certain financial targets.  The 600 shares are not considered outstanding by the Company as the contingency has not yet been satisfied.

In July 2003, the Company closed its acquisition of Fiber Seal Systems, LP.  The consideration paid by the Company included 300 common shares of the Company, $520 seller note and 250 warrants contingent upon meeting certain financial targets.

During the six months ended June 30, 2003, the Company paid fees of approximately $280 related to these acquisitions, which were capitalized in other assets in the accompanying consolidated balance sheet.  This amount will be allocated to the July 2003 purchases.

The Company has not provided the proforma disclosures required under SFAS 141 related to these acquisitions as the Company has not yet obtained all the required information and such disclosure is impracticable at this time.

Subsequent to June 30, 2003, 28 warrants were exercised as a cashless exercise for a net 14 shares of the Company's common stock.

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

Growth Strategy

            Home Solutions seeks to acquire companies or internally generate projects that will focus on providing specialty residential services to homeowners.  Effective November 1, 2002, we closed our first acquisition as part of this strategy, acquiring PW Stephens, Inc. ("PWS"), a provider of indoor air contaminate removal services for homeowners in California.  In July 2003 we acquired Central Texas Residential Services, Inc. and Fiber-Seal Systems, L.P.  We expect to continue our aggressive growth strategy with additional acquisitions.  The following is a list of the targeted services that we are pursuing:

Cleaning and Fabric Protection: We will provide fabric protection services to protect furniture, carpet and draperies from stains and daily wear and tear.  This niche market is primarily targeted at above-average income homeowners with an average ticket of approximately $400 or more.  We will provide our customers with an annual fabric protection service agreement that will allow them to have on-site spill clean up during the life of the agreement.  In addition, using well-tested methods of cleaning carpet, we will offer maintenance and emergency response services to our customer base to repair carpet damaged by common stains, pet dander, bacteria and dust.  This procedure will extend the life of the homeowners' carpets and make the carpet look its finest.  Furthermore, air duct cleaning is another under-developed market the Company will approach.  Particulate (organic and inorganic) material within a home's heating and air conditioning systems and the transfer air ducts can cause allergic reactions and generally indicate poor air quality.  Furthermore, the conditions of these systems, high moisture content and heat are often the breeding ground for many types of mold.  It is expected that a portion of our cleaning operations will generate additional opportunities across our other business segments.

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

Stock-Based Compensation

            The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, as amended, "Accounting for Stock Issued to Employees."   The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."  At June 30, 2003, the Company had two stock-based employee compensation plans, which are described more fully in Note 4 of the accompanying consolidated financial statements.  The Company accounts for those plans under the recognition and measurement principles of APB 25, and related interpretations.  The Company has applied the disclosure provisions in SFAS No. 148 in its consolidated financial statements and the accompanying notes.  The Company does not anticipate adopting the fair value based method of accounting for stock-based compensation.

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

Results of Operations (Dollars In Thousands)

Comparison of Three Months ended June 30, 2003 to Three Months ended June 30, 2002

Revenue

                The revenue of $3,053 for the three months ended June 30, 2003 is comprised of revenue from PWS.  The Company had no revenue during the three months ended June 30, 2002.

Costs of Sales

                Costs of sales were $1,712 for the three months ended June 30, 2003.  The Company had no cost of sales during the three months ended June 30, 2002.

Selling, General and Administrative Expenses:

            Selling, general and administrative expenses were $1,525 for the three months ended June 30, 2003 compared to $487 for the three months ended June 30, 2002.  This represents an increase of $1,038 over 2002.  This increase is due to the addition of PWS' administrative costs together with Home Solutions' administrative costs.

Other Income (Expenses):

              Interest income decreased from $32 in 2002 to $1 in 2003.  This is primarily a result of lower cash balances during 2003. Interest expense was $209 in 2003 compared to $4 in 2002, which is largely due to the debt incurred with the acquisition of PWS and interest on the line of credit and long-term debt at PWS.  Other income was $1,105 in 2002 and $152 in 2003, which represents a gain on extinguishment of debt.

Comparison of Six Months ended June 30, 2003 to Six Months ended June 30, 2002

Revenue

            The revenue of $6,982 for the six months ended June 30, 2003 is comprised of revenue from PWS. For the six months ended June 30, 2002, the Company had no revenue during this period other than revenue earned by PTP, the Company's former wholly-owned subsidiary that was divested in February 2002, which revenue is included in the "Income (loss) from discontinued operations" line item on the consolidated statements of operations.

Costs of Sales

                Costs of sales were $3,784 for the six months ended June 30, 2003.  For the six months ended June 30, 2002, the Company had no cost of sales during this period other than from the Company's divested subsidiary PTP, which is included in the "Income (loss) from discontinued operations" line item on the consolidated statements of operations.

Selling, General and Administrative Expenses:

            Selling, general and administrative expenses were $3,223 for the six months ended June 30, 2003 compared to $897 for the six months ended June 30, 2002.  This represents an increase of $2,326 over 2002.  This increase is due to the addition of PWS' administrative costs together with Home Solutions' administrative costs.

Other Income (Expenses):

              Interest income decreased from $63 in 2002 to $1 in 2003.  This is primarily a result of lower cash balances during the first six months of 2003.  Interest expense was $358 in 2003 compared to $4 in 2002.  This is largely due to the debt incurred with the acquisition of PWS and interest on the line of credit and long-term debt at PWS.  Other income was $156 in 2003 compared to $1,105 in 2002, which represents a gain on extinguishment of debt.

Liquidity and Capital Resources

            The Company's existing capital resources as of June 30, 2003, consisted of cash and accounts receivable totaling $2,954, compared to cash and notes receivable of $2,487 as of June 30, 2002. The Company believes that the financing arrangements the Company currently has in place are sufficient throughout the next twelve months to finance its working capital needs.  Implementation of the Company's strategic plan of acquiring niche residential services companies will require additional capital, however.

The Company has a credit agreement with a financial institution.  The credit agreement includes a $788 term loan, a revolving line of credit and an equipment line of credit.  The credit agreement is guaranteed by the former stockholder of PWS, secured by substantially all PWS assets and contains a provision that requires PWS to maintain certain financial covenants.  The revolving line of credit expired on January 28, 2003.  The Company is currently negotiating with other financial institutions to refinance this line, the equipment line and the $788 term loan.  The balance on the revolving line of credit was $499 at June 30, 2003.

            The equipment line of credit bears interest at the prime rate plus 1.00% per annum, payable monthly.  The terms of the agreement provide for borrowings up to $200.  The equipment line of credit expired on January 31, 2003, at which time all outstanding amounts will be repaid over 36 equal monthly installments including principal and interest through February 28, 2006.  The balance at June 30, 2003 was $25.

            During the six months ended June 30, 2003, the Company generated net cash from operating activities of $808, including a net loss of $162.

            The Company's investing activities used net cash of $358, primarily due to the purchase of property and equipment and payment of fees for pending acquisitions.

            The Company's financing activities used net cash of $464, primarily due to principal payments made on long-term debt and capital leases.

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

Item 3. Controls and Procedures.

As of June 30, 2003, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer (one individual currently holds both positions), of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.  No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2003.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The nature and scope of our business operations bring us into regular contact with the general public, a variety of businesses and government agencies.  These activities inherently subject us to potential litigation, which we defend in the normal course of business. At June 30, 2003, there were various claims and disputes incidental to the business.  The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon our financial position, results of operations or cash flows.

As disclosed in the Company's Form 10-KSB for the year ended December 31, 2002, an adversary proceeding was commenced on or about February 9, 2001 by American Eco Corporation ("Plaintiff" or "AEC"), which, at the time, was a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code. The Plaintiff sought the recovery of certain alleged transfers and recovery of fees against the Company based on theories of breach of contract, promissory estoppel, quantum meruit and pursuant to Sections 542, 544, 548 and 550 of the Bankruptcy Code. The Plaintiff sought a recovery in excess of $1,300,000 and other equitable relief.  During the second quarter of 2003, the Company was notified that this case has been dismissed.

As disclosed in the Company's Form 10-KSB for the year ended December 31, 2002, on or about August 1, 2002, National Union Fire Insurance commenced an adversary proceeding against us entitled National Union Fire Ins. Co. v. QHI Stephens Contractors, Inc., EIF Holdings, Inc., P.W. Stephens Contracts, Inc., P.W. Stephens Contractors, Inc. (CA), P.W. Stephens Services, Inc., P.W. Stephens Residential, Inc., American Temporary Sanitation, Inc. in the United States District Court for the Northern District of California.  The Company is in settlement discussions and believes its potential liability is no more than $150,000.

Item 2.  Changes In Securities.

The Company issued the following shares of its common stock without registration under the Securities Act of 1933, as amended (the "Securities Act"):

1.                   During the second quarter of 2003, the Company issued 19,732 shares of common stock, at an average exercise price of $3.08 per share, upon the cashless exercises of various warrants outstanding.

2.                   In June 2003, the Company issued 862,479 shares of common stock, at approximately $2.60 per share, upon the conversion of certain PWS seller debt into equity (see Item 5).

The above issuances were unregistered, as the Company was relying on the exemptions from registration contained in Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, on the basis that such transactions did not involve public offerings of securities.

            On June 11, 2003, in connection with obtaining a listing for its common stock on the American Stock Exchange, the Company filed a registration statement on Form 8-A to register its class of common stock under Section 12(b) of the Securities Exchange Act of 1934.

            On June 30, 2003, the Company filed a registration statement on Form S-3 to register 6,697,960 shares of common stock (some of which could be issued pursuant to warrant exercises and the conversion of debt) on behalf of selling stockholders, pursuant to contractual registration rights with such stockholders.  The Company will not receive any proceeds from the sale of such shares, other than the exercise prices of any warrants exercised by warrant holders who do not utilize a cashless exercise.

Item 4. Submission of Matters to a Vote of Security Holders.

               On May 20, 2003, the Company held its 2003 Annual Meeting of Stockholders.  At the Annual Meeting, the Company's stockholders reelected Frank J. Fradella, Michael S. Chadwick, Mark W. White, and Willard W. Kimbrell as the Company's directors (7,825,316 shares were in favor, and 0 shares abstained), approved amendments to the Company's 2001 Stock Plan and 1998 Stock Option Plan increasing the number of shares of common stock available for grant under each plan by 1,000,000 shares (7,821,816 shares voted in favor, 3,000 shares voted against, and 500 shares abstained), and ratified the appointment of Corbin & Company LLP as the Company's independent public accountants for 2003 (7,824,816 shares voted in favor, 0 shares voted against, and 500 shares abstained).

Item 5. Other Information.

On June 5, 2003, as reported in the Company's Current Report on Form 8-K filed on June 6, 2003, the Company entered into a First Amendment to Stock Purchase Agreement with the former shareholder of PWS, which amended the Stock Purchase Agreement dated November 1, 2002, pursuant to which the Company acquired PWS.  Under the terms of the First Amendment and certain agreements executed in connection therewith, the Company (i) sold certain assets of PWS for $786,168, which was paid by reducing certain debt owed by the Company as a result of the acquisition of PWS, (ii) converted $2,242,446 of debt associated with the purchase of PWS into 862,479 (the "Converted Shares") shares of the Company's common stock, and (iii) renewed and extended the payment terms of a $1.5 million note incurred in the purchase of PWS, and issued a second replacement note (the "Convertible Note") with an original principal amount of approximately $2.2 million that is convertible into the Company's common stock (securing both replacement notes with the stock and assets of PWS) at a conversion price equal to the average trading price of the Company's stock on the three trading days prior to the conversion date.  On June 30, 2003, The Company filed a registration statement on Form S-3 to register the Converted Shares and shares that could be issued upon the conversion of the Convertible Note.  The Company will be required to issue additional shares of common stock to the former shareholder of PWS in the event that the common stock trades at an average price less than $2.60 per share on the five trading days prior to the date that the Form S-3 is declared effective by the SEC.

Pursuant to a Partnership Interest Purchase Agreement dated July 31, 2003, the Company acquired 100% of the outstanding partnership interests of Fiber-Seal Systems, L.P. ("Fiber-Seal"), based in Dallas, Texas, which is in the business of selling and franchising the Fiber-Seal® furniture care system.  The two partners of Fiber-Seal prior to the acquisition received (i) an aggregate of 300,000 shares of the Company's common stock (including piggyback registration rights for such shares), (ii) a promissory note in the original principal amount of $520,000 (the "Fiber-Seal Note"), secured by the assets of Fiber-Seal, that is due on or before December 31, 2003, and (iii) a warrant to purchase 250,000 shares of the Company's common stock, which warrant becomes exercisable upon Fiber-Seal achieving certain revenue targets or other events.  In the event that either the Fiber-Seal Note is not paid on or before December 31, 2003, or the Company does not raise at least $2 million of capital before such date, the former partners of Fiber-Seal will have an option, for one day on January 2, 2004, to repurchase their partnership interests in Fiber-Seal by returning to the Company all consideration received in the acquisition other than the 300,000 shares of common stock.

Mr. Rick J. O'Brien, the President of Fiber-Seal, also became a Vice President of the Company on July 31, 2003, and the Company and Fiber-Seal entered into a three-year employment agreement with Mr. O'Brien.  In addition, Mr. O'Brien received an option to purchase 250,000 shares of the Company's common stock at $2.00 per share, vested over a three-year period.

During July 2003, the Company and the owner of Horizon Cleaning and Restoration, Inc. discontinued discussions regarding the potential acquisition of such company by Home Solutions,  and the letter of intent between the parties has expired.

Item 6.            Exhibits and Reports on Form 8-K.

(a) Exhibits

2.1	Agreement for Sale of Shares, dated as of February 22, 2002, between Nextgen Communications Corporation, a Delaware corporation, and Point to Point of Louisiana, Inc., a Louisiana corporation (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on March 19, 2002, and incorporated herein by reference).

2.2	First Amendment to Agreement for Sale of Shares, executed to be effective as of February 22, 2002, by and between Nextgen Communications Corporation and Point to Point of Louisiana, Inc. (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed on March 19, 2002, and incorporated herein by reference).

2.3	Secured Promissory Note, dated February 22, 2002, issued by Point to Point of Louisiana to Nextgen Communications Corporation. (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K filed on March 19, 2002, and incorporated herein by reference).

2.4	First Amendment to Secured Promissory Note, executed to be effective as of February 22, 2002, by and between Point to Point of Louisiana, Inc. and Nextgen Communications Corporation (filed as Exhibit 2.4 to the Company's Current Report on Form 8-K filed on March 19, 2002, and incorporated herein by reference).

2.5	Stock Pledge Agreement, executed to be effective as of February 22, 2002, by and between Point to Point of Louisiana, Inc. and Nextgen Communications Corporation (filed as Exhibit 2.5 to the Company's Current Report on Form 8-K filed on March 19, 2002, and incorporated herein by reference).

2.6	Settlement Agreement and Mutual Release of Claims, executed to be effective as of February 20, 2002, by and among Point To Point Network Services, Inc., Nextgen Communications Corporation, and W. Michael Sullivan (filed as Exhibit 2.6 to the Company's Current Report on Form 8-K filed on March 19, 2002, and incorporated herein by reference).

2.7	Repurchase Option Agreement, executed to be effective as of February 20, 2002, by and between Nextgen Communications Corporation and W. Michael Sullivan (filed as Exhibit 2.7 to the Company's Current Report on Form 8-K filed on March 19, 2002, and incorporated herein by reference).

2.8

Stock Purchase Agreement dated November 1, 2002, by and between Nextgen Communications Corporation and Jane C. Barber (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 17, 2003, and incorporated herein by reference).

2.9

Promissory Note dated November 1, 2002, in the original principal amount of $1,500,000, issued by Nextgen Communications Corporation to Jane C. Barber (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed on January 17, 2003, and incorporated herein by reference).

2.10

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

2.14

Warrant Purchase Agreement, dated November 15, 2002, by and between Nextgen Communications Corporation and Jane C. Barber. (filed as Exhibit 2.16 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference).

2.15	Partnership Interest Purchase Agreement, dated July 31, 2003, by and among Home Solutions of America, Inc., FSS Holding Corp., Grassmere Computer Products, Inc., and Merritt Computer Products, Inc. +

2.16	Repurchase Option Agreement, dated July 31, 2003, by and among Home Solutions of America, Inc., FSS Holding Corp., Grassmere Computer Products, Inc., and Merritt Computer Products, Inc. +

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

3.3	Bylaws of the Company, as amended on April 2, 2001 (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, and incorporated herein by reference).

10.1 *	1998 Stock Option Plan (filed as Exhibit 4.1 to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998, and incorporated herein by reference).

10.2 *	First Amendment to 1998 Stock Option Plan, dated May 20, 2003. +

10.3 *	2001 Stock Plan (filed as Exhibit B to the Company's Information Statement on Schedule 14C filed on July 9, 2001, and incorporated herein by reference).

10.4 *	First Amendment to 2001 Stock Plan, dated May 20, 2003. +

10.5 *

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

10.7*

Stock Option Agreement by and between R. Andrew White and Nextgen Communications Corporation, dated February 1, 2002 (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002, and incorporated herein by reference).

10.8*

First Amendment to Stock Option Agreement by and between R. Andrew White and Nextgen Communications Corporation, dated September 2, 2002 (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, and incorporated herein by reference).

10.9*

Restricted Stock Purchase Agreement by and between Frank J. Fradella and US Industrial Services, Inc. dated April 2, 2001 (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference).

10.10*

Employment Agreement by and between P.W. Stephens, Inc., a California corporation, and Scott Johnson, effective September 1, 2001 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference).

10.11

Form of Registration Rights Agreement between Nextgen Communications Corporation and each of four accredited investors, dated November 19, 2002 (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference).

10.12

Form of Warrant Purchase Agreement between Nextgen Communications Corporation and each of four accredited investors, dated November 19, 2002 (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference).

10.13 *

 Executive Employment Agreement by and between R. Andrew White and Home Solutions of America, Inc., dated March 15, 2003 (filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, and incorporated herein by reference).

10.14 *

First Amendment to Stock Option Agreement by and between R. Andrew White and Home Solutions of America, Inc., dated March 15, 2003 (filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, and incorporated herein by reference).

10.15 *

Second Amendment to Stock Option Agreement by and between R. Andrew White and Home Solutions of America, Inc., dated March 15, 2003 (filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, and incorporated herein by reference).

10.16 *

 Consulting Agreement by and between Frank J. Fradella and Home Solutions of America, Inc., dated March 15, 2003 (filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, and incorporated herein by reference).

10.17 *

First Amendment to Restricted Stock Purchase Agreement by and between Frank J. Fradella and Home Solutions of America, Inc., dated March 15, 2003 (filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, and incorporated herein by reference).

10.18 *

First Amendment to Stock Option Agreement by and between Frank J. Fradella and Home Solutions of America, Inc., dated March 15, 2003 (filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, and incorporated herein by reference).

10.19 *	Executive Employment Agreement by and among Home Solutions of America, Inc., Fiber-Seal Systems, L.P., and Rick J. O'Brien, dated July 31, 2003.+

10.20 *	Stock Option Agreement by and between Home Solutions of America, Inc. and Rick J. O'Brien, dated July 31, 2003.+

31.1	Certification of Principal Executive Office pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of Principal Financial Office pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
* Denotes a management contract or compensatory plan or arrangement.
+ Filed herewith.

(b) Reports on Form 8-K

            On June 6, 2003, the Company filed a Current Report on Form 8-K, for events that occurred on June 4 and 5, 2003, to report a new credit facility and the restructuring and conversion into equity of certain debt owed to the former shareholder of PWS.

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME SOLUTIONS OF AMERICA, INC.

Dated: August 14, 2003	By:	/s/ R. ANDREW WHITE
R. Andrew White
President, Chief Executive Officer, and
Chief Financial Officer (Interim)