Form 10QSB
period 2003-09-30
HOME SOLUTIONS OF AMERICA INC
filed 2003-11-14
CIK 855424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

            (Mark One)

          [x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 2003

          [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from ___________ to ___________

            Commission file number        0-22388
                                   ---------------------------------------------

                         HOME SOLUTIONS OF AMERICA, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                           99-0273889
     ------------------------------             -------------------
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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---    ---
     The number of shares outstanding of the registrant's common stock, $.001 par value per share, as of November 13, 2003 was 12,524,991 shares.

     Transitional Small Business Disclosure Format: Yes        No   X
                                                        ------   ------

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         HOME SOLUTIONS OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Per Share Data)

                                                                      Sept. 30,
                                                                        2003
                                                                     -----------
                                                                     (unaudited)
ASSETS
Current assets:
   Cash                                                                $   216
   Accounts receivable, net of allowance for doubtful
   accounts of $67                                                       2,662
   Inventories                                                             128
   Prepaid expenses and other current assets                               469
                                                                       -------
       Total current assets                                              3,475

Property and equipment, net of accumulated depreciation of $297          2,457


Goodwill                                                                12,428


Deferred income taxes                                                       32


Due from related party                                                      49


Other assets                                                               266
                                                                       -------

                                                                       $18,707
                                                                       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                               $ 2,023
   Due to related party                                                     12
   Line of credit borrowings                                               522
   Current portion of long-term debt                                     1,404
   Current portion of capital lease obligations                            133
   Notes payable                                                           664
   Notes payable to related party                                        1,000
                                                                       -------
       Total current liabilities                                         5,758

Long-term liabilities:
   Long-term debt, net of current portion                                4,546
   Capital lease obligations, net of current portion                       123
                                                                       -------
       Total liabilities                                                10,427
                                                                       -------

Commitments and contingencies

Stockholders' equity:
   Common stock, $0.001 par value, 50,000 shares authorized;
     12,525 shares issued and outstanding                                   12
   Additional paid-in capital                                           30,463
   Accumulated deficit                                                 (22,195)
                                                                       -------
       Total stockholders' equity                                        8,280

                                                                       $18,707
                                                                       =======

         The accompanying notes are an integral part of these financial statements.

                        HOME SOLUTIONS OF AMERICA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                Three Months Ended           Nine Months Ended
                                                     Sept. 30,                  Sept. 30,
                                               --------------------        ---------------------
                                                2003          2002          2003           2002
                                               ------        ------        ------         ------

Net Sales                                    $  3,583      $     --      $ 10,565      $      --
                                               ------        ------        ------         ------

Costs and expenses
 Cost of sales
                                                1,734            --         5,518             --
 Selling, general and administrative
 expenses                                       1,658           434         4,881          1,331
                                               ------        ------        ------         ------
                                                3,392           434        10,399          1,331
                                               ------        ------        ------         ------

Operating income  (loss)                          191          (434)          166         (1,331)
                                               ------        ------        ------         ------


Other income (expense):
 Gain (loss) on sale of assets                    (30)           (7)           34             (7)
 Interest income                                   --            60             1            123
 Interest expense                                (125)           (9)         (483)           (13)
 Other income                                       7           115           163          1,220
                                               ------        ------        ------         ------
  Total other income (expense)                   (148)          159          (285)         1,323
                                               ------        ------        ------         ------

  Income (loss) from continuing
    operations before income taxes                 43          (275)         (119)            (8)

Income taxes                                       --            --            --             --

Loss from discontinued operations
(including loss on
 disposal of $104)                                 --            --            --           (247)
                                               ------        ------        ------         ------

Net income (loss)                            $     43      $   (275)     $   (119)     $    (255)
                                               ======        ======        ======         ======

Income (loss) per share from
 continuing operations
 Basic and diluted                           $   0.00      $  (0.03)     ($  0.01)     $    0.00
Loss from discontinued operations
 Basic and diluted                           $     --      $     --       $    --      $   (0.03)

Net income (loss) per share
 Basic and diluted                           $   0.00      $  (0.03)     ($  0.01)     $   (0.03)

Weighted average number of common shares
outstanding
 Basic                                         12,400         9,272        11,610          9,593
 Diluted                                       14,285         9,272        11,610          9,593
                                               ------        ------        ------         ------

   The accompanying notes are an integral part of these financial statements.

                     HOME SOLUTIONS OF AMERICA, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In Thousands)
                               (Unaudited)

                                                            Nine Months Ended
                                                                 Sept. 30,
                                                           --------------------
                                                              2003       2002
                                                           ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $  (119)     $  (255)
Adjustments to reconcile net loss to net cash
provided by (used in)
    operating activities:
         Depreciation and amortization                         427           15
         Provision (benefit) for doubtful accounts             (27)          --
         Loss on sale of assets                                 --            7
         Loss on sale of PTP                                    --          104
         (Gain) loss on sale of assets                         (34)          --
         Gain on extinguishment of debt                       (152)          --
         Stock-based compensation                              102           --
         Changes in operating assets and
         liabilities, net of acquisitions
             and divestitures-
                  Accounts receivable                        1,066          284
                  Costs and estimated earnings in
                  excess of billings on jobs in
                             progress, net                      --            6
                  Prepaid expenses and supplies                 39          (89)
                  Other assets                                 (58)          --
                  Accounts payable and accrued
                  liabilities                                  (88)      (1,547)
                  Due to related party                         (75)          --
                                                           ---------  ---------

  Net cash provided by (used in) operating
activities                                                   1,081       (1,475)
                                                           ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments received on notes receivable               --          123
  Proceeds from sale of property and equipment                  64           --
  Cash transferred in sale of PTP                               --         (198)
  Acquisition of Fiber Seal Systems, LP, net of
  cash acquired of $6                                         (134)          --
  Acquisition of Central Texas Residential
  Services, Inc.                                              (140)          --
  Fees paid for pending acquisitions                           (30)        (450)
  Advances from related party, net                              11           --
  Purchases of property and equipment                         (101)        (169)
                                                           ---------  ---------

  Net cash used in investing activities                       (330)        (694)
                                                           ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments on line of credit                              (6)          --
  Proceeds from notes payable to related party                 250           --
  Proceeds from notes payable                                  250          200
  Principal payments on notes payable                         (158)          --
  Principal payments on long-term debt and capital
  leases                                                    (1,136)        (227)
                                                           ---------  ---------

  Net cash used in financing activities                       (800)         (27)
                                                           ---------  ---------

NET DECREASE IN CASH                                           (49)      (2,196)

CASH AT BEGINNING OF PERIOD                                    265        2,210
                                                           ---------  ---------


CASH AT END OF PERIOD                                      $   216      $    14
                                                           =======      =======

Supplemental disclosures of cash flow information
  Cash paid for:
      Interest                                             $   115      $    13
      Income taxes                                         $    --      $    --

Supplemental schedule of non-cash investing and
financing activities:
  Fixed assets acquired through capital lease
  obligations                                              $    15      $    --
   Fixed assets acquired through notes payable             $   100      $    --
  Issuance of stock for settlement of obligations          $ 2,242      $    --
  Disposal of assets for settlement of obligations         $   786      $    --
  Disposal of capital lease obligations for                $   101      $    --
  settlement of obligations
  Interest expense converted to long-term debt             $   124      $    --
  Fair market value of warrant issued for American
  Stock Exchange listing fees                              $    49      $    --
  Issuance of stock for acquisitions                       $ 1,327      $    --
   Issuance of note payable for acquisition                $   520      $    --
   Insurance policy financed                               $    53      $    --
   Common stock returned as settlement                     $    --      $ 2,628

   The accompanying notes are an integral part of these financial statements.

                         HOME SOLUTIONS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
            (Dollars and Shares in Thousands, Except Per Share Data)



NOTE 1 -  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Company Description and Nature of Operations

Home Solutions of America, Inc. ("we," "us," "Home Solutions," or the "Company") is a Delaware corporation that was incorporated in 1998. Our growth strategy is to become a leading provider of specialty residential services that protect the homeowner's single largest investment - their home. We seek a dominant market position through the acquisition of strategic, specialized, profitable and well-managed residential service companies, and through the above average internal growth of these operations. Home Solutions will provide services such as cleaning and fabric protection, fire and water restoration, and residential renovation sales.

In November 2002, Home Solutions acquired PW Stephens, Inc. ("PWS"), a provider of residential and light commercial indoor air remediation services, for $13,402, consisting of cash, the exchange of certain assets, seller notes, commissions and other costs. These operations are included in our 2003 financial results. In July 2003, the Company closed the acquisition of Central Texas Residential Services, Inc. ("CTRS") and Fiber Seal Systems, LP ("FSS"). CTRS and FSS operations are included in our 2003 financial results, beginning July 2003. Currently, a letter of intent is outstanding for Quality Interiors, Inc. and for Southern Exposure (See Note 2). The Company is aggressively acquiring complementary specialty residential services businesses as part of its announced strategy.

The accompanying unaudited, interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and Regulation S-B, as promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, these interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes as contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of results of operations to be expected for the full year.

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

                               Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At September 30, 2003, the Company's management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

                                  Other Assets

During the nine months ended September 30, 2003, the Company prepaid cash of $60, accrued $7 in accounts payable and issued a warrant to purchase 50 shares of the Company's stock at $3 per share for American Stock Exchange initial listing fees and related consulting fees. The warrant vests immediately, expires in July 2007, and is valued at $49 (using the Black-Scholes option pricing model on the date of grant). The Company will amortize this total prepaid cost of $116 over a 3-year period, which is the management's estimate of the period of benefit. During the nine months ended September 30, 2003, the Company amortized $10 of this prepaid cost to selling, general and administrative expenses in the accompanying consolidated statements of operations.

                         HOME SOLUTIONS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
            (Dollars and Shares in Thousands, Except Per Share Data)


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

                            Stock-Based Compensation

The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, as amended, "Accounting for Stock Issued to Employees." The Company accounts for non-employee stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation." At September 30, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 4. During the nine months ended September 30, 2003 and 2002, no compensation expense was recognized in the accompanying consolidated statements of operations for options issued to employees pursuant to APB 25. No other stock-based employee compensation cost is reflected in the three and nine months ended September 30, 2003 and 2002, as all options granted in these periods ended under those plans had either exercise prices equal to or greater than the market value of the underlying common stock on the date of grant or the vesting period starts after the three and nine months ended September 30, 2003 and 2002. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                Three Months Ended           Nine Months Ended
                                                     Sept. 30,                  Sept. 30,
                                             ----------------------      -----------------------
                                               2003          2002          2003           2002
                                             --------      --------      --------      ---------

Net income (loss) as
reported                                     $     43      $   (275)     $   (119)     $    (255)

Deduct: Total stock-based employee
compensation expense under APB 25                  --            --            --             --


Add: Total stock-based employee
compensation expense under fair value
based method for all awards, net of
related tax effects                              --             (55)          (77)          (226)
                                             --------      --------      --------      ---------
Pro forma net income
(loss)                                       $     43      $   (330)     $   (196)     $    (481)
                                             ========      ========      ========      =========
Basic and diluted
income (loss) per share
- as reported                                $   0.00      $  (0.03)     $  (0.01)     $   (0.03)
                                             ========      ========      ========      =========
Basic and diluted loss
per share - pro forma                        $   0.00      $  (0.04)     $  (0.02)         (0.05)
                                             ========      ========      ========      =========



                                  Other Income

During the nine months ended September 30, 2003, the Company recognized income of $152 from extinguishment of old accounts payable balances of the Company's inactive subsidiary that is no longer legally collectible by the vendors. The income is recorded in other income in the accompanying consolidated statements of operations.

                              Comprehensive Income

During the periods presented, the Company had no items of comprehensive income and, therefore, has not presented a statement of comprehensive income.

                         HOME SOLUTIONS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
            (Dollars and Shares in Thousands, Except Per Share Data)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

                                 Per Share Data

Basic earnings per share ("BEPS") is computed by dividing income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period of computation. Diluted earnings per share ("DEPS") gives effect to all dilutive potential common shares outstanding during the period of computation. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of September 30, 2002, the Company had the following potentially dilutive securities that would affect loss per share if they were to be dilutive:

                                           2002
                                        -------
Options                                     347
Warrants                                     18
                                        -------

                                            365
                                        =======



                                Business Segments

The Company currently operates in two segments, restoration services, including indoor air contaminate abatement for residential and light commercial properties, and cleaning and fabric protection services, including selling and franchising the Fiber-Seal(R) furniture care system. For the periods presented, cleaning and fabric protection services revenues are less than 10% of total revenues; therefore, segment disclosures are not presented herein.

NOTE 2 - DISPOSITIONS AND ACQUISITIONS

On February 22, 2002, the Company sold all of its shares of Point To Point Network Services, Inc. ("PTP") to Point to Point of Louisiana, Inc., a Louisiana corporation (the "Buyer"). The sale price was $1,000, which the Buyer paid by issuing a Secured Promissory Note (the "Note") to the Company. The Note had interest at 6.5% per annum, and required a payment of accrued interest on February 22, 2003, and a payment of accrued interest and $100 of principal on February 22, 2004, and all remaining principal and interest accrued thereon on February 22, 2005. The Note was secured by the stock sold, pursuant to a Stock Pledge Agreement dated February 22, 2002. The Note was assigned to the former stockholder of PWS in connection with the acquisition of PWS on November 1, 2002. PTP had revenues of $253 and incurred a loss from operations of $143 during the first quarter of 2002. The loss on sale of PTP is comprised of the following:

            Current assets                                       $   811
            Property and equipment                                   476
            Goodwill                                                 837
            Current liabilities                                   (1,066)
            Long-term liabilities                                    (12)
                                                                  ------

            Net book value of net assets sold                      1,046
            Legal and other transaction costs                         58
            Sale price                                            (1,000)
                                                                  ------

                                                                 $  (104)
                                                                  ======

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

Cash                                                                   $ 1,000
Notes payable                                                            8,809
Assignment of notes receivable                                           1,175
Cancellation of note receivable                                          1,154
Value of warrants                                                          425
Commissions, legal, accounting and other costs                             839

                                                                       -------
                                                                        13,402
                                                                       =======

                         HOME SOLUTIONS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
            (Dollars and Shares in Thousands, Except Per Share Data)

The purchase price was allocated as follows:

Current assets                                                         $ 4,386
Property and equipment                                                   2,022
Other long-term assets                                                     160
Current liabilities                                                     (2,552)
Long-term liabilities
                                                                        (1,429)
                                                                       -------
Estimated fair value of tangible net assets acquired                     2,587
Goodwill and other intangible assets                                    10,815
                                                                       -------
                                                                        13,402
                                                                       =======


The Company has classified the excess of the purchase price over the estimated fair value of the tangible net assets acquired as goodwill as of September 30, 2003, in the accompanying consolidated balance sheet. The Company is in the process of analyzing the components of the intangible assets and will have an appraisal performed by a third party during 2003 to determine final purchase price allocation.

In July 2003, the Company acquired Central Texas Residential Services, Inc ("CTRS") for 850 shares of common stock, 600 shares of which are held in escrow pending CTRS reaching certain financial targets. The 600 shares are not considered outstanding by the Company as the contingency has not been satisfied.

In July 2003, the Company acquired Fiber Seal Systems, LP ("FSS") for 300 shares of common stock, a promissory note of $520, and a warrant to purchase 250 additional shares of the Company. The 250 warrants are subject to FSS meeting certain financial targets. In the event the Company either does not repay the $520 note on December 31, 2003 or does not raise $2,000 in debt or equity capital, the seller of FSS can exercise a repurchase option in exchange for canceling the $520 note and returning the 250 warrants. This repurchase option is valid for one day, January 2, 2004. In addition, the Company would then have a 30-day option to purchase the undeveloped Houston market franchise from FSS for $125.

The purchase price of CTRS and FSS was comprised of the following:

550 shares of the Company's common stock                               $ 1,327
Notes payable (see Note 3)                                                 520
Commissions and other costs                                                280

                                                                       -------
                                                                         2,127
                                                                       =======


The purchase price of CTRS and FSS was allocated as follows:

Current assets                                                         $   105
Property and equipment                                                     432
Current liabilities                                                        (23)
                                                                       -------
Estimated fair value of tangible net assets acquired                       514
Goodwill and other intangible assets                                     1,613
                                                                       -------

                                                                       $ 2,127
                                                                       =======

The Company has classified the excess of the purchase price over the estimated fair value of the tangible net assets acquired as goodwill as of September 30, 2003, in the accompanying consolidated balance sheet. The Company is in the process of analyzing the components of the intangible assets and will have an appraisal performed by a third party during 2004 to determine final purchase price allocation.

The accompanying consolidated financial statements include the operations of PWS from November 1, 2002 forward and CTRS and FSS since July 2003. The following unaudited pro forma information presents the results of operations for the three and nine months ended September 30, 2003 and 2002, as though the acquisitions had occurred on January 1, 2002:

                                               Three Months Ended           Nine Months Ended
                                                  September 30,                September 30,
                                               2003          2002          2003           2002
                                             --------      --------      --------         ------
Revenue                                      $  3,781      $  4,035      $ 11,135         11,456
Net income (loss)                                  60             6          (184)           771
Earnings (loss) per share                        0.00          0.00         (0.01)          0.06

                         HOME SOLUTIONS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
            (Dollars and Shares in Thousands, Except Per Share Data)

Letters of Intent

The following letters of intent are currently outstanding at the time of this 10 Q filing:

Quality Interiors, Inc. In June 2003, the Company entered into a letter of intent to acquire Quality Interiors, Inc., a company that provides restoration services, for $6,750 in total consideration, including: (i) 1,333 common shares of Home Solutions and (ii) $2,750 in cash or seller note.

SE, Inc. In October 2003, the Company entered into a letter of intent to acquire SE, Inc. and related companies. SE, Inc. provides specialty interior installation services in the southeastern portion of the United States. The purchase price is $9,500 in total consideration, including: (i) 1,000 common shares of Home Solutions; (ii) $4,500 in seller notes and (iii) $2,500 in cash.

These acquisitions are expected to close in the fourth quarter of 2003; however, they are subject to the satisfactory completion of our due diligence review, and the successful negotiation and execution of definitive purchase and/or loan agreements, which will contain numerous conditions to closing. There can be no assurance that we will be able to consummate these transactions.

We will continue to aggressively pursue the acquisition of companies that provide specialty residential services as we proceed with our growth strategy. Our ability to acquire such businesses will be dependent upon, among other factors, our ability to obtain outside financing and/or issue shares of the Company's common stock as a portion of the purchase price.


NOTE 3 - SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt

In the nine months ended September 30, 2003, the Company borrowed a total of $500, of which $250 was from an affiliate of a stockholder of the Company and $250 from two unrelated entities, to fund general working capital. Of this amount, $153 has been repaid to the unrelated entity. The remaining balance of $250 from a related party has been renewed and extended until December 2003 and the balance of $97 to unrelated entities was renewed and extended until December 2003. These notes bear interest at rates between 8% and 18%.

The Company has a $750 note payable to a related party, dated October 29, 2002, secured by a deed of trust, which bears interest of 12% per annum, payable monthly and the balance due on October 29, 2003. This note was extended until December 2003

The Company is currently negotiating a new credit facility to re-finance its existing indebtedness of $1,255 (line of credit borrowings of $522 and term loan of $733) at a financial institution, which expired January 28, 2003 (see below).

The Company has a $520 note to Amherst Merritt International, the seller of FSS, due at the earlier of 12/31/03 or the date in which the Company completes a debt or equity offering of at least $2,000. Interest is computed at the prime rate.

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

                         HOME SOLUTIONS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
            (Dollars and Shares in Thousands, Except Per Share Data)


NOTE 3 - SHORT-TERM AND LONG-TERM DEBT, continued

Long-Term Debt
Long-term debt consists of the following as of September 30, 2003:

         Note  payable to seller,  interest  at 6%,
         interest  due  monthly  beginning  July 1,
         2003,   principal   payments  of  $74  due
         quarterly   beginning  November  1,  2003,         $1,514
         with final payment of remaining principal plus unpaid interest on November 1, 2008 secured by substantially all the assets of the Company. The note guaranteed by PWS and is subordinated to PWS's credit facility of $1,500 or any other loan of up to $3,500 obtained by PWS or the seller.

         Note  payable to seller,  net of  discount
         of $110, zero coupon,  imputed interest at
         5%,  principal  and  interest due in equal          1,070
         monthly   installments   of  $24   through
         October 2007, secured by substantially all the assets of the Company.

         Note payable to seller,  interest starting
         June 5, 2003 at one-month  LIBOR (1.31% at
         June  30,   2003)   plus   1%,   principal
         payments  of  $107  due   quarterly   plus
         interest  beginning November 1, 2003, with          2,242
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

         Note  payable to a financial  institution,
         bearing  interest at prime  (4.25% at June
         30,  2003) plus 0.75%,  monthly  principal
         payments  of $18 plus  interest,  maturing
         on January 28, 2007.  The Company  expects
         to  replace  the  note   payable   through            733
         additional    financing    from    another
         institution.  The  Company  must  maintain
         certain    financial   and   non-financial
         covenants. This note is guaranteed by the former stockholder of PWS.

         Note   payable  to  seller,   interest  at
         2.25%,  principal payments due as accounts
         receivable    securing    the   note   are
         collected,  remaining  amount (if any) due            213
         April 1, 2003. The Company is currently in the process of renegotiating the terms of this note to extend the maturity date.

         Note   payable   to   various    financial
         institutions,  collateralized  by  various
         automobiles,  bearing  interest at various
         annual  interest  rates ranging from prime
         plus   0.75%  to  7.66%,   principal   and            178
         interest  payable in monthly  installments         ------
         ranging from $0.70 to $1.7  through  March
         28, 2009.

                                                             5,950

         Less current portion
                                                            (1,404)
                                                            ------

         Total                                              $4,546
                                                            ======

                         HOME SOLUTIONS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
            (Dollars and Shares in Thousands, Except Per Share Data)


NOTE 4 - EQUITY

                                  Common Stock

During the nine months ended September 30, 2003, the Company issued 1,446 shares of common stock (862 shares for the conversion of seller debt, 34 net shares issued to warrant holders who utilized a cashless exercise, as defined, 300 shares to the seller of FSS and 250 shares to the seller of CTRS, not considering the 600 shares that are currently held in escrow).

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

                                  Stock Options

The Company's Board of Directors approved the 2001 Stock Plan (the "2001 Plan") on April 2, 2001. The 2001 Plan provides for awards of incentive stock options, non-qualified stock options, and restricted stock purchase rights. The Company has reserved 3,000 shares of common stock under the 2001 Plan. The exercise price of the awards shall be determined by the Plan administrator at the date of grant, but shall not be less than the fair market value of the stock on the date of grant for employees, or 85 percent of the fair market value for non-employees. The exercise period shall be no more than 10 years and the awards will vest over a period of time determinable by the Board of Directors. The number of options under the 2001 Plan available for grant at September 30, 2003 was 1,410. At the Company's 2003 annual stockholders' meeting, which was held on May 20, 2003, the Company's stockholders approved an amendment to the 2001 Plan that increased the options available for grant under the 2001 Plan by 1,000, bringing the total to 3,000.

The Company's Board of Directors approved the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan covers two types of options: incentive stock options and non-qualified stock options. The aggregate number of shares that may be issued pursuant to the 1998 Plan may not exceed 2,000 shares. The exercise price for the options shall be determined by the Plan administrator at the date of grant, but shall not be less than the fair market value of the stock at the date of grant. The option period can be no more than 10 years and the options will vest over a period of time determinable by the Board of Directors. The number of options under the 1998 Plan available for grant at September 30, 2003 was 867. At the Company's 2003 annual stockholders' meeting, which was held on May 20, 2003, the Company's stockholders approved an amendment to the 1998 Plan that increased the options available for grant under the 1998 Plan by 1,000, bringing the total to 2,000.

During the nine months ended September 30, 2003, the Company issued options to purchase 500 shares of the Company's common stock (at $2.00 to $2.10) (fair value on the date of grant) to its officers under the 1998 Plan, and options to purchase 300 shares (at $1.65 to $1.75 per share, the fair values on the date of grant) to each of the three new directors of the Company, with all such options vesting over a three-year period, under the 2001 Plan. The Company also amended an officer's 170 options to fully vest all options in the event that the officer is terminated prior to the expiration of his employment agreement.

                                    Warrants

From time to time, the Company issues warrants pursuant to various consulting and third party agreements.

During the nine months ended September 30, 2003, the Company recorded a consulting expense of $102 related to warrants issued in the year ended December 31, 2002, and which fair value is recognized over the period of service.

During the nine months ended September 30, 2003, the Company recorded a prepaid expense of $49 for the fair value of warrant issued for consulting fees related to American Stock Exchange listing (see Note 1).

During the nine months ended September 30, 2003, the Company cancelled 125 warrants to purchase shares of the Company's common stock at $1.50 per share.

During the nine months ended September 30, 2003, 67 warrants were exercised as a cashless exercise for a net 34 shares of the Company's common stock.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Litigation

The nature and scope of the Company's business operations bring it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject the Company to potential litigation, which are defended in the normal course of business. At September 30, 2003, there were various claims and disputes incidental to the business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon the Company's financial position, results of operations or cash flows.

                         HOME SOLUTIONS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
            (Dollars and Shares in Thousands, Except Per Share Data)


NOTE 5 - COMMITMENTS AND CONTINGENCIES, continued

On or about August 1, 2002, National Union Fire Insurance commenced an adversary proceeding against us entitled National Union Fire Ins. Co. v. QHI Stephens Contractors, Inc., EIF Holdings, Inc., P.W. Stephens Contracts, Inc., P.W. Stephens Contractors, Inc. (CA), P.W. Stephens Services, Inc., P.W. Stephens Residential, Inc., American Temporary Sanitation, Inc. in the United States District Court for the Northern District of California. The Company believes its costs for this proceeding will be covered under an indemnification agreement with Spruce MacIntyre Holding Corp. ("Spruce") and in no case will be more than $150.

On or about October 3, 2002, in the Superior Criminal Court of Los Angeles County, California a misdemeanor claim was filed against the Company and two employees alleging that certain events violated state and local regulations. The Company settled these claims for $30 due November 15, 2003.

Pursuant to an indemnification agreement between the Company and Spruce MacIntyre Holding Corp. ("Spruce"), the Company settled claims brought by CIT Group/Equipment Financing, Inc. and Ackstar Insurance Company, both filed in the United States District Court for the Eastern District of Missouri. The CIT settlement agreement requires Spruce to make certain payments to the plaintiffs. In the event that Spruce fails to make the remaining settlement payments, the plaintiffs could seek satisfaction of their $713 consent judgment against the Company, in which case the Company would have to seek indemnification from Spruce. At this time, Spruce owes a payment of $40 to CIT, which the Company has been put on notice as not having been received. If this payment is not paid by November 21, 2003, the plaintiff will seek their consent judgment against the Company.

In September 2003, Missouri State Bank and Trust commenced and adversary proceeding against us entitled Missouri State Bank and Trust, a banking corporation v. PW Stephens Contractors, Inc., PW Stephens, Inc., and Mary Ennis in the Circuit Court for St. Louis County, State of Missouri. The plaintiff seeks approximately $58 plus interest and attorneys fees. The Company believes the indemnification agreement between the Company and Spruce applies to this proceeding and is pursuing that indemnification.

The Company has accrued $96 in the accompanying consolidated financial statements related to the above proceedings. Based on management's analysis, the Company believes that this amount will be sufficient to cover any potential losses that may occur.

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company's officers, under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Overview

     Home Solutions of America, Inc. ("we," "us," "Home Solutions," or the "Company") is a Delaware corporation that was incorporated in 1998. Our growth strategy, developed in 2002, is to become a leading provider of specialty residential services that protect the homeowner's single largest investment - their home. We seek a dominant market position through the acquisition of strategic, specialized, profitable and well-managed residential service companies and through the above average internal growth of these operations. Home Solutions will provide services such as cleaning and fabric protection, restoration services, and residential renovation sales.

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

     Restoration Services: As part of Home Solutions' specialty residential services strategy, we will provide highly trained technicians to respond to fire, water and weather-related emergencies to inspect structural members and contents damaged by water, to determine the likelihood or extent of mold growth, and to provide immediate cleaning, drying, moving, storage, and deodorization, among other services. Indoor air contamination, including contamination from mold, asbestos and lead paint, is a growing concern for the homeowner. With increased media attention regarding the health threat of mold, fewer insurance options, and property transfers at risk, current market conditions have created significant demand for mold inspections, certifications and remediation services. These services consist of property and system inspections, surface and air testing, project design, microbial removal, light interior demolition, repair and specialized cleaning work. Home inspections and testing can range from $300 to several thousand dollars. Customer opportunities are developed through a regional sales force as well as through referrals by real estate firms, insurance adjusters, mortgage companies, attorneys and nationally branded retailers. As most cases of mold are associated with excess moisture, we believe that response to this type of event-related damage will provide significant additional revenue opportunities. The cost and time requirements of these projects can vary dramatically from case-to-case. It is expected that a portion of our fire/water damage restoration operations will generate additional opportunities across our other business segments.

     Residential Renovation Sales: Home Solutions seeks out exceptional home buying opportunities by marketing to homeowners in need of quick closings on the sale of their home. In addition, the foreclosure market provides substantial opportunities for Home Solutions to purchase its inventory of homes. Moreover, often these homes are in need of a few thousand dollars in repairs which the Company provides through its existing sister companies by providing such services as mold remediation and carpet cleaning or through its approved network of residential service providers. Typically, the inventory of homes turns over in three to four months and results in a gain of approximately five percent to ten percent of the purchase price. Home Solutions has identified several regional operators that are available for acquisition in this industry.



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

Stock-Based Compensation

     The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, as amended, "Accounting for Stock Issued to Employees." The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." At September 30, 2003, the Company had two stock-based employee compensation plans, which are described more fully in Note 4 of the accompanying consolidated financial statements. The Company accounts for those plans under the recognition and measurement principles of APB 25, and related interpretations. The Company has applied the disclosure provisions in SFAS No. 148 in its consolidated financial statements and the accompanying notes. The Company does not anticipate adopting the fair value based method of accounting for stock-based compensation.

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

Results of Operations (Dollars In Thousands)

Comparison of Three Months ended September 30, 2003 to Three Months ended September 30, 2002

Revenue

     The revenue of $3,583 for the three months ended September 30, 2003 is comprised of revenue from PWS and FSS. The Company had no revenue during the three months ended September 30, 2002.

Costs of Sales

     Costs of sales were $1,734 for the three months ended September 30, 2003. The Company had no cost of sales during the three months ended September 30, 2002.

Selling, General and Administrative Expenses:

     Selling, general and administrative expenses were $1,658 for the three months ended September 30, 2003 compared to $434 for the three months ended September 30, 2002. This represents an increase of $1,224 over 2002. This increase is due to the addition of PWS and FSS' administrative costs together with Home Solutions' administrative costs.

Other Income (Expense):

     Interest income decreased from $60 in 2002 to $0 in 2003. This is primarily a result of lower cash balances during 2003. Interest expense was $125 in 2003 compared to $9 in 2002, which is largely due to the debt incurred with the acquisition of PWS and interest on the line of credit and long-term debt at PWS. Other income was $115 in 2002 and $7 in 2003, which represents a gain on extinguishment of debt.

Comparison of Nine Months ended September 30, 2003 to Nine Months ended September 30, 2002

Revenue

     The revenue of $10,565 for the nine months ended September 30, 2003 is comprised of revenue from PWS and FSS. For the nine months ended September 30, 2002, the Company had no revenue during this period other than revenue earned by PTP, the Company's former wholly-owned subsidiary that was divested in February 2002, which revenue is included in the "Income (loss) from discontinued operations" line item on the consolidated statements of operations.

Costs of Sales

     Costs of sales were $5,518 for the nine months ended September 30, 2003. For the nine months ended September 30, 2002, the Company had no cost of sales during this period other than from the Company's divested subsidiary PTP, which is included in the "Income (loss) from discontinued operations" line item on the consolidated statements of operations.

Selling, General and Administrative Expenses:

     Selling, general and administrative expenses were $4,881 for the nine months ended September 30, 2003 compared to $1,331 for the nine months ended September 30, 2002. This represents an increase of $3,550 over 2002. This increase is due to the addition of PWS and FSS' administrative costs together with Home Solutions' administrative costs.


Other Income (Expense):

     Interest income decreased from $123 in 2002 to $1 in 2003. This is primarily a result of lower cash balances during the first nine months of 2003. Interest expense was $483 in 2003 compared to $13 in 2002. This is largely due to the debt incurred with the acquisition of PWS and interest on the line of credit and long-term debt at PWS. Other income was $163 in 2003 compared to $1,220 in 2002, which represents a gain on extinguishment of debt.

Liquidity and Capital Resources

     The Company's existing capital resources as of September 30, 2003, consisted of cash and accounts receivable totaling $2,878, compared to cash and notes receivable of $2,292 as of September 30, 2002. The Company believes that the financing arrangements the Company currently has in place are sufficient throughout the next twelve months to finance its working capital needs. Implementation of the Company's strategic plan of acquiring niche residential services companies will require additional capital, however.

     The Company has a credit agreement with a financial institution. The credit agreement includes a $733 term loan, a revolving line of credit and an equipment line of credit. The credit agreement is guaranteed by the former stockholder of PWS, secured by substantially all PWS assets and contains a provision that requires PWS to maintain certain financial covenants. The revolving line of credit expired on January 28, 2003, and the institution is not willing to extend the credit facility. The Company is currently negotiating with other financial institutions to refinance this line, the equipment line and the $733 term loan. The balance on the revolving line of credit was $499 at September 30, 2003.

     The equipment line of credit bears interest at the prime rate plus 1.00% per annum, payable monthly. The terms of the agreement provide for borrowings up to $200. The equipment line of credit expired on January 31, 2003, at which time all outstanding amounts will be repaid over 36 equal monthly installments including principal and interest through February 28, 2006. The balance at September 30, 2003 was $23.

     During the nine months ended September 30, 2003, the Company generated net cash from operating activities of $1,081, including a net loss of $(119).

     The Company's investing activities used net cash of $(330), primarily due to the purchase of property and equipment and payment of fees for closed and pending acquisitions.

     The Company's financing activities used net cash of $(800), primarily due to principal payments made on long-term debt and capital leases.

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

Item 3. Controls and Procedures.

     As of September 30, 2003, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2003.

                                     PART II
                                OTHER INFORMATION



Item 1. Legal Proceedings.

     The nature and scope of our business operations bring us into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject us to potential litigation, which we defend in the normal course of business. At September 30, 2003, there were various claims and disputes incidental to the business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon our financial position, results of operations or cash flows.

      Pursuant to an indemnification agreement between the Company and Spruce MacIntyre Holding Corp. ("Spruce"), the Company settled claims brought by CIT Group/Equipment Financing, Inc. and Ackstar Insurance Company, both filed in the United States District Court for the Eastern District of Missouri. The CIT settlement agreement requires Spruce to make certain payments to the plaintiffs. In the event that Spruce fails to make the remaining settlement payments, the plaintiffs could seek satisfaction of their $713,000 consent judgment against the Company, in which case the Company would have to seek indemnification from Spruce. At this time, Spruce owes a payment of $40,000 to CIT, which the Company has been put on notice as not having been received. If this payment is not paid by November 21, 2003, the plaintiff will seek their consent judgment against the Company.

     On or about August 1, 2002, National Union Fire Insurance commenced an adversary proceeding against us entitled National Union Fire Ins. Co. v. QHI Stephens Contractors, Inc., EIF Holdings, Inc., P.W. Stephens Contracts, Inc., P.W. Stephens Contractors, Inc. (CA), P.W. Stephens Services, Inc., P.W. Stephens Residential, Inc., American Temporary Sanitation, Inc. in the United States District Court for the Northern District of California. The Company believes its costs for this proceeding will be covered under an indemnification agreement with Spruce MacIntyre Holding Corp. ("Spruce") and in no case will be more than $150,000.

     In September 2003, Missouri State Bank and Trust commenced and adversary proceeding against us entitled Missouri State Bank and Trust, a banking corporation v. PW Stephens Contractors, Inc., PW Stephens, Inc., and Mary Ennis in the Circuit Court for St. Louis County, State of Missouri. The plaintiff seeks approximately $58,000 plus interest and attorneys fees. The Company believes the indemnification agreement between the Company and Spruce applies to this proceeding and is pursuing that indemnification.


Item 2.  Changes In Securities.

     The Company issued the following shares of its common stock without registration under the Securities Act of 1933, as amended (the "Securities Act"):

     1. In July 2003, the Company issued 300,000 shares of common stock, at a price of $2.00 per share, and a warrant to purchase 250,000 shares of the Company's stock at $2.00 per share, to finance the acquisition of FSS. This warrant is contingent upon FSS meeting certain financial targets.

     2. In July 2003, the Company issued 850,000 shares of common stock, at approximately $2.35 per share, to finance the acquisition of CTRS. Of these shares, 600,000 are currently held in escrow contingent upon CTRS meeting certain financial targets.

     3. In July 2003, the Company issued approximately 14,000 common shares pursuant to the exercise of outstanding warrant agreements at prices between $2.86 and $3.23 .

     The above issuances were unregistered, as the Company was relying on the exemptions from registration contained in Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, on the basis that such transactions did not involve public offerings of securities.

Item 5. Other Information.

     On September 16, 2003, the Company's Board of Directors  re-appointed Frank
J. Fradella, the Company's Chairman of the Board and former Chief Executive Officer, as the Company's Chief Executive Officer.

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

2.15 First Amendment to Stock Purchase Agreement dated June 5, 2003, by and between Home Solutions of America, Inc. and Jane C. Barber (filed as
      Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 6, 2003, and incorporated herein by reference).

2.16 Registration Rights Agreement dated June 5, 2003, by and between Home Solutions of America, Inc. and Jane C. Barber (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed on June 6, 2003, and incorporated herein by reference).

2.17 Amended and Restated Secured Convertible Note dated June 5, 2003, in the original principal amount of $2,242,446, issued by Home Solutions of America, Inc. to Jane C. Barber (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K filed on June 6, 2003, and incorporated herein by reference).

2.18 Amended and Restated Secured Promissory Note dated June 5, 2003, in the original principal amount of $1,553,750, issued by Home Solutions of America, Inc. to Jane C. Barber (filed as Exhibit 2.4 to the Company's Current Report on Form 8-K filed on June 6, 2003, and incorporated herein by reference).

2.19 Pledge and Security Agreement dated June 5, 2003, by and among Jane C. Barber, Home Solutions of America, Inc., P.W. Stephens, Inc., and Kirkpatrick & Lockhart LLP (filed as Exhibit 2.5 to the Company's Current Report on Form 8-K filed on June 6, 2003, and incorporated herein by reference).

2.20 Guaranty Agreement dated June 5, 2003, given by P.W. Stephens, Inc. to Jane C. Barber (filed as Exhibit 2.6 to the Company's Current Report on Form 8-K filed on June 6, 2003, and incorporated herein by reference).

2.21 Stock Purchase Agreement and Plan of Reorganization dated July 10, 2003, by and among Home Solutions of America, Inc., Jeffrey Hawkins, and CTRS Holding Corp. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 22, 2003, and incorporated herein by reference).

2.22 Partnership Interest Purchase Agreement, dated July 31, 2003, by and among Home Solutions of America, Inc., FSS Holding Corp., Grassmere Computer Products, Inc., and Merritt Computer Products, Inc. (filed as Exhibit 2.15 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, and incorporated herein by reference).

2.23 Repurchase Option Agreement, dated July 31, 2003, by and among Home Solutions of America, Inc., FSS Holding Corp., Grassmere Computer Products, Inc., and Merritt Computer Products, Inc. (filed as Exhibit 2.16 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, and incorporated herein by reference).

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

10.2  * First Amendment to 1998 Stock Option Plan, dated May 20, 2003. (filed as
      Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, and incorporated herein by reference).

10.3 *2001 Stock Plan (filed as Exhibit B to the Company's Information Statement on Schedule 14C filed on July 9, 2001, and incorporated herein by reference).

10.4  * First  Amendment  to 2001  Stock  Plan,  dated May 20,  2003.  (filed as
      Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, and incorporated herein by reference).

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

10.10*Employment Agreement by and between P.W. Stephens, Inc., a California corporation, and Scott Johnson, effective September 1, 2001 (filed as
      Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference).

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

10.19 Revolving Line of Credit Note dated June 4, 2003, in the original principal amount of $1,500,000, issued by P.W. Stephens, Inc. to The Vantage Group Ltd. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 6, 2003, and incorporated herein by reference).

10.20 Security Agreement dated June 4, 2003, by and between P.W. Stephens, Inc. and The Vantage Group Ltd. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 6, 2003, and incorporated herein by reference).

10.21 * Executive Employment Agreement by and among Home Solutions of America, Inc., Fiber-Seal Systems, L.P., and Rick J. O'Brien, dated July 31, 2003. (filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, and incorporated herein by reference).

10.22 * Stock Option Agreement by and between Home Solutions of America, Inc. and Rick J. O'Brien, dated July 31, 2003. (filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, and incorporated herein by reference).

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2 Certification of Principal Financial Officer pursuant to Section 301 of the Sarbanes-Oxley Act of 2002.+

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

      * Denotes a management contract or compensatory plan or arrangement. + Filed herewith.

      (b)   Reports on Form 8-K

            On July 22, 2003, the Company filed a Current Report on Form 8-K, for an event that occurred on July 10, 2003, to report the acquisition of Central Texas Residential Services, Inc.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        HOME SOLUTIONS OF AMERICA, INC.


Dated: November 14, 2003                By:    /s/ FRANK J. FRADELLA
                                            ------------------------------------
                                            Frank J. Fradella
                                            Chairman, Chief Executive Officer




                                        HOME SOLUTIONS OF AMERICA, INC.


Dated: November 14, 2003                By:     /s/ R. ANDREW WHITE
                                            ------------------------------------
                                            R. Andrew White
                                            Chief Financial Officer