Form 10KSB
period 2003-12-31
HOME SOLUTIONS OF AMERICA INC
filed 2004-03-30
CIK 855424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

[  ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to

Commission file number                   0-22388

HOME SOLUTIONS OF AMERICA, INC.
(Name of Small Business Issuer in Its charter)

Delaware	99-0273889
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

11850 Jones Road, Houston, Texas	77070
(Address of Principal Executive Offices)	(Zip Code)

(281) 970-9859
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Stock, Par Value $0.001 per share	The American Stock Exchange

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
Yes      X       No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State issuer's revenues for its most recent fiscal year. $13,996,485.

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (15,669,658 shares) on March 8, 2004, was approximately $26,638,419 based upon the closing sale price of the common stock ($1.70 per share) as quoted on the American Stock Exchange on March 8, 2004. For purposes of this response, officers, directors and holders of 10% or more of the registrant's common stock are considered affiliates of the registrant at that date.

The number of shares outstanding of the registrant's common stock, $.001 par value per share, as of March 8, 2004: 15,971,658 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 9 through 12 and Item 14 of Part III of this Form 10-KSB is incorporated by reference from the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 2003.

Transitional Small Business Disclosure Format: Yes           No      X

	HOME SOLUTIONS OF AMERICA, INC.
	FORM 10-KSB
	Table of Contents
		Page
Item		Number

	PART I

1.	Description of Business	1

2.	Description of Property	4

3.	Legal Proceedings	4

4.	Submission of Matters to a Vote of Security Holders	4

	PART II

5.	Market for Common Equity and Related Stockholder Matters	5

6.	Management's Discussion and Analysis or Plan of Operation	6

7.	Financial Statements	9

8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	9

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

i

PART I

Item 1.     Description of Business.

Overview

Home Solutions of America, Inc. ("we," "us," "Home Solutions," or the "Company") is a Delaware corporation that was incorporated in 1998. Our growth strategy is to become a leading provider of specialty residential services that protect the homeowner's single largest investment – their home. We seek a dominant market position through the acquisition of strategic, specialized, profitable and well-managed residential service companies and through the above average internal growth of these operations. Home Solutions provides Restoration Services and Specialty Interior Services. These segments include services such as cleaning and fabric protection, fire and water damage restoration, the remediation of indoor air contaminants, and cabinet/countertop installation. (See "Trends, Risks and Uncertainties" in Part II, Item 6 below)

Growth Strategy

As part of its strategy announced in 2002, Home Solutions seeks to acquire or internally generate projects that focus on providing the specialty residential services to homeowners that are discussed below. In November 2002, we closed our first acquisition as part of this strategy, acquiring PW Stephens, Inc. ("PWS"), a provider of indoor air contaminate removal services for homeowners in California. In July 2003, we closed the acquisition of Fiber Seal Systems, LP ("FSS"), a provider of cleaning and fabric protection services. In December 2003, we closed the acquisition of Southern Exposure Unlimited of Florida, Inc. and related companies ("SE"), a provider of cabinet and countertop installation services. We expect to continue our aggressive growth strategy with additional acquisitions. (See "Trends, Risks and Uncertainties" in Part II, Item 6 below). The following is a list of the specialty residential services that we offer:

Restoration Services

Cleaning and Fabric Protection: Under the Fiber Seal brand name, we provide fabric protection services to protect furniture, carpet and draperies from stains and daily wear through both Company-owned locations as well as over forty franchised locations. This niche market is primarily targeted at above-average income homeowners with an average ticket of approximately $400. We provide our customers with an annual fabric protection service agreement that allows them to have on-site spill clean up during the life of the agreement. In addition, using well-tested methods of cleaning carpet, we offer maintenance and emergency response services to our customer base to repair carpet damaged by common stains, pet dander, bacteria and dust. This procedure extends the life of the homeowners' carpets and makes the carpet look its finest. Furthermore, Home Solutions provides air duct cleaning services to its customer base. Particulate (organic and inorganic) material within a home's heating and air conditioning systems and the transfer air ducts can cause allergic reactions and is often the breeding ground for many types of mold. It is expected that a portion of our cleaning operations will generate additional opportunities across our other business segments.

Indoor Air Contamination: Under the PW Stephens brand name, we provide indoor air contamination services, including contamination from mold, asbestos and lead paint. With increased media attention regarding the health threat of mold, fewer insurance options, and property transfers at risk, current market conditions have created significant demand for mold inspections, certifications and remediation services. These services consist of property and system inspections, surface and air testing, project design, microbial removal, light interior demolition, repair and specialized cleaning work. Home inspections and testing can range from $200 to $800. For the typical mold-contaminated house, a remediation project can last approximately one week and cost up to $10,000 or more. Customer opportunities are developed through a regional sales force as well as through referrals by real estate firms, insurance adjusters, mortgage companies, attorneys and nationally branded retailers. Although government-promulgated regulation is currently under review, industry practice and general awareness is building momentum. The Company believes it can use its industry experience to give efficacy to its processes and provide homeowners with quality assurance. Furthermore, we plan to provide annual and quarterly monitoring services, in which technicians will regularly inspect, test and certify the air quality of our clients' homes. It is expected that a portion of our indoor air contamination operations will generate additional opportunities across our other business segments.

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

Specialty Interior Services

Cabinet and Countertop Installation: Under the Southern Exposure brand name, Home Solutions offers cabinet and countertop installation services. SE manufactures and installs a high-end product line of cabinets and countertops. Its customer base includes both homebuilders and homeowners in the rapidly growing southwestern Florida marketplace. It is expected that a portion of our cabinet and countertop installation services will generate additional opportunities across our other business segments.

Current Letters of Intent

The Company currently has one outstanding letter of intent to acquire a specialty residential services company for approximately $10,000,000. The acquisition is subject to our due diligence review and the negotiation of definitive agreements, and there can be no assurances that we will successfully complete this transaction.

We continue to actively pursue the acquisition of companies that provide specialty residential services as we proceed with our growth strategy. Our ability to acquire such businesses is dependent upon, among other factors, our ability to obtain outside financing and/or issue shares of the Company's common stock as a portion of the purchase price.

Competition

We compete against numerous national providers, including Steamatic and ServiceMaster. Locally, we compete against numerous family controlled operations as well as larger regional operations. We expect additional competitors as the market for specialty residential services continues to grow and due to the lack of significant barriers of entry into the residential services field.

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

Employees

As of December 31, 2003, we had an aggregate of 195 employees. All of these employees were full-time and were not represented by collective bargaining agreements.

Business Background

The Company was incorporated in Delaware on January 8, 1998, for the purpose of serving as the successor corporation of EIF Holdings, Inc., a Hawaii corporation, pursuant to a reincorporation merger that was completed in June 1998. During 1999 and most of 2000, the Company, then named U S Industrial Services, Inc., operated through its wholly owned subsidiaries as a multi-state service company, specializing in industrial cleaning services, including soil and groundwater remediation, and hazardous material management and clean-up. Prior to July 2000, the Company was a majority-owned subsidiary of American Eco Corporation ("AEC"), a publicly traded company that filed for bankruptcy in August 2000. In July 2000, Deere Park Capital, LLC ("Deere Park") acquired AEC's stake in the Company, which consisted of approximately 81.9% of the Company's outstanding common stock.

On September 29, 2000 the Company sold its holdings in four of its operating subsidiaries--P.W. Stephens Environmental, Inc., P.W. Stephens Contractors, Inc., P.W. Stephens Services, Inc., and P.W. Stephens Northwest, Inc. to Spruce MacIntyre Holding Corp. ("Spruce"). From September 29, 2000 until June 29, 2001, the Company had no significant operations.

As a result of two Stock Purchase Agreements between Deere Park and Frank J. Fradella, the Chairman and Chief Executive Officer of the Company, dated December 21, 2000, and March 23, 2001, respectively, Mr. Fradella purchased, on behalf of himself and as a third-party nominee for other individuals and entities, approximately 6,900,000 shares of the Company's common stock held by Deere Park, or approximately 79% of the Company's outstanding common stock at the time.

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

In August 2002, we announced a new corporate strategy of acquiring companies in the specialty residential services industry. Within this industry, we are targeting companies that perform Restoration Services and Specialty Interior Services. These segments include indoor air contaminate removal, fire/water damage restoration, cleaning and fabric protection and cabinet/countertop installation services. We continue to seek additional acquisitions with complementary service offerings.

Effective November 1, 2002, we acquired PWS, based in California, from an affiliate of Spruce for an aggregate purchase price of approximately $13,400,000, which we paid with cash, promissory notes issued by the Company, the assignment of certain promissory notes owed to the Company, and a warrant to purchase 293,412 shares of the Company's common stock at $.01 per share. PWS has a twenty-year operating history of providing indoor air contaminate removal services for residential and light commercial clients.

In December 2002, in connection with the implementation of our residential services strategy, our stockholders approved a change of our corporate name to Home Solutions of America, Inc.

In July 2003, we acquired FSS, based in Dallas, Texas. Fiber Seal provides cleaning and fabric protection services through both company-owned and over 40 franchised locations across the United States. We paid approximately $1,621,000 for Fiber Seal, including 300,000 common shares, a warrant to purchase 250,000 shares of the Company's common stock at $2.33 per share and a note for $520,000.

In July 2003, we acquired Central Texas Residential Services, Inc. ("CTRS"). We paid approximately $769,000 for CTRS, including 850,000 common shares. The acquisition of CTRS was rescinded in October 2003; no revenues were generated during this timeframe, and the consideration paid was returned to the Company.

Effective December 2003, we acquired SE, based in Fort Myers, Florida, for approximately $12,151,000, including $2,000,000 in cash, $5,968,000 in seller notes and $2,500,000 in common stock. SE provides cabinet and countertop installation services to homebuilders and homeowners throughout southwestern Florida.

Recent Developments - Early 2004

In January 2004, the Company raised $4,000,000 in a private placement with Laurus Master Fund, Ltd. ("Laurus"). The placement included two promissory notes -- a secured convertible minimum borrowing note in the original principal amount of $1,500,000 (the "Convertible Note") and a secured revolving note in the original principal amount of $2,500,000 (together, the "Notes"). The Notes earn interest at the prime rate plus 2.5%, are secured by all of the assets of the Company and its wholly owned subsidiaries, and the Convertible Note can be converted into shares of Common Stock at a fixed conversion of price of $1.88 per share.

In March 2004, the Company raised $2,000,000 in a private placement of 80 shares of Series A Preferred Stock, $.001 par value per share ("Preferred Stock"). Dividends on the Preferred Stock are payable semi-annually at a rate of 8% per annum, in cash or Common Stock, at the option of the Company. The Preferred Stock converts into Common Stock at a conversion rate of $1.25 for each share of Common Stock at the option of the holders or automatically after two years, as defined. Purchasers of the Preferred Stock received Series A Warrants to purchase Common Stock at an exercise price of $1.75 per share, expiring 90 days from the effective date of their registration statement, and Series B Warrants to purchase Common Stock at an exercise price of $2.25 per share, expiring March 1, 2009.

In March 2004, primarily in connection with the Laurus and Preferred Stock financings discussed above, the Company filed a registration statement on Form S-3 to register up to 10,532,825 shares of common stock underlying the Convertible Note, the Preferred Stock, warrants associated with these financings, and certain other shares of common stock, pursuant to contractual registration rights of the holders of these securities. The Company will not receive any proceeds from the sale of common stock pursuant to this registration statement, other than the exercise prices of certain warrants if such warrants are exercised by the holders thereof.

In March 2004, we signed one letter of intent to acquire a specialty residential services company for approximately $10,000,000. (See "Current Letters of Intent" above)

Our website is located at www.HOMcorp.com.

Item 2.    Description of Property.

In October 2002, we purchased the office building that serves as our corporate offices, consisting of approximately 8,000 square feet of office space, at 11850 Jones Road Houston, Texas 77070. The purchase price of the building was $1,000,000, including $250,000 paid by issuing the seller 151,515 shares of our common stock and $750,000 financed through a first-lien mortgage provided by an affiliate of one of our stockholders. The Company is currently exploring the lease of office space in this building.

As of December 31, 2003, PWS leased its headquarters in Huntington Beach, California and had two additional offices in Fremont, California and San Diego, California. These lease agreements expire in 2004.

As of December 31, 2003, FSS leased its headquarters in Dallas, Texas and has one additional office in Dallas, Texas. These lease agreements expire in 2004.

As of December 31, 2003, SE leased its headquarters in Fort Myers, Florida and has three additional offices in Florida. One of its offices is leased from the former owner of SE who is now an affiliate of the Company at a monthly rate of $4,550. Three lease agreements expire in 2004 and one expires in 2007.

Item 3.    Legal Proceedings.

The nature and scope of our business operations bring us into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject us to potential litigation, which we defend in the normal course of business. At December 31, 2003, there were various claims and disputes incidental to the business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon our financial position, results of operations or cash flows. As of December 31, 2003, the Company has not been named as a responsible party for any environmental issues under the Federal Superfund Law.

Pursuant to an indemnification agreement between the Company and Spruce, the Company settled claims brought by CIT Group/Equipment Financing, Inc. and ACSTAR Insurance Company, both filed in the United States District Court for the Eastern District of Missouri, which will be paid by Spruce. The CIT settlement agreement requires Spruce to make certain payments to the plaintiffs, which Spruce has made through the filing date of this Form 10-KSB. In the event that Spruce fails to make the remaining settlement payments, the plaintiffs could seek satisfaction of their $713,185 consent judgment against the Company, in which case the Company would have to seek indemnification from Spruce. At this time, Spruce owes approximately $80,000 to CIT.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

Market Prices

The Common Stock of the Company was traded on the OTC Bulletin Board until, beginning June 2003, the Common Stock began trading on the American Stock Exchange. The Common Stock is listed under the symbol "HOM." The following table sets forth, for the fiscal quarters indicated, the range of the high and low sales prices for the Company's Common Stock as reported by the American Stock Exchange or the National Quotation Bureau, Inc, as applicable. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal Year ended December 31, 2003:	High	Low

Quarter ended December 31, 2003	2.19	1.52
Quarter ended September 30, 2003	3.15	1.99
Quarter ended June 30, 2003	3.45	1.70
Quarter ended March 31, 2003	3.25	1.90

Fiscal Year ended December 31, 2002:	High	Low

Quarter ended December 31, 2002	3.10	1.50
Quarter ended September 30, 2002	2.25	1.30
Quarter ended June 30, 2002	2.83	1.35
Quarter ended March 31, 2002	1.55	1.15

Stockholders

As of March 8, 2004, the Company had approximately 149 record holders of its Common Stock, as reflected on the books of the Company's transfer agent. A significant number of shares were held in street name and, as such, the Company believes that the actual number of beneficial owners is significantly higher.

Dividends

The Company has not established a policy concerning payment of regular dividends nor has it paid any dividends on its Common Stock to date. Any payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including restrictions imposed by the Company's preferred stock then outstanding, the Company's earnings, financial condition, capital requirements and debt covenants, and the tax treatment consequences of paying dividends.

Sale of Unregistered Securities

During the fourth quarter of 2003, the Company issued the following shares of its common stock without registration under the Securities Act of 1933, as amended (the "Securities Act"):

1.	On November 14, 2003, the Company issued 20,000 shares of common stock to CEOcast, Inc. as part of a consulting agreement;

2.	On December 17, 2003, the Company issued 1,124,544 shares of Common Stock to Jane Barber in connection with the conversion of approximately $2,200,000 of debt related to the PWS acquisition into Common Stock at approximately $2.00 per share;

3.	On December 31, 2003, the Company issued 744,881 shares of Common Stock to Jane Barber in connection with the conversion of approximately $1,500,000 of debt related to the PWS acquisition into Common Stock at approximately $2.00 per share;

4.	On December 31, 2003, the Company committed to issue 1,337,242 shares of Common Stock to Dale Mars in connection with the acquisition of SE at approximately $1.87 per share.

5.	On December 31, 2003, the Company committed to issue a total of 420,000 shares of Common Stock to entities in connection with fees related to the acquisition of SE.

The above issuances were unregistered, as the Company was relying on the exemptions from registration contained in Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, on the basis that such transactions did not involve public offerings of securities.

Item 6.    Management's Discussion and Analysis or Plan of Operation.

General

In February 2002, the Company divested PTP and had no operations from that date until November 2002, when it acquired PWS. Twelve months of PWS operations and five months of FSS operations are included in the fiscal year 2003 results. Therefore, comparisons between the periods presented would not be informative. PTP's year 2002 financial results are included in loss from discontinued operations. (See "Business Background" in Item 1 of Part I above.)

Use of Estimates and Critical Accounting Policies

In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income (loss) from operations, and net income (loss), as well as on the value of certain assets on our balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include receivable reserves, recoverability of long-lived assets, revenue recognition, stock-based compensation, and recoverability of goodwill and other intangible assets. In addition, please refer to Note 1 to the accompanying financial statements for further discussion of our accounting policies.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on specific identification of customer accounts and our best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. We evaluate the collectibility of our receivables at least quarterly. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The differences could be material and could significantly impact cash flows from operating activities.

Impairment of Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management.

Goodwill

Goodwill represents the excess of acquisition cost over the net assets acquired in a business combination. Management reviews, on an annual basis, the carrying value of goodwill in order to determine whether impairment has occurred. Impairment is based on several factors including the Company's projection of future operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would perform the second step of the goodwill impairment test in order to determine the amount of goodwill impairment, if any.

Deferred Taxes

We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. Based on these estimates, all of our deferred tax assets have been reserved. If actual results differ favorably from those estimates used, we may be able to realize all or part of our net deferred tax assets. Such realization could positively impact our operating results and cash flows from operating activities.

Revenue Recognition

Revenue is recognized at the time the contract and related services are performed.

Stock-Based Compensation

The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, as amended, "Accounting for Stock Issued to Employees." The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." At December 31, 2003, the Company had two stock-based employee compensation plans, which are described more fully in Note 7 of the accompanying consolidated financial statements. The Company accounts for those plans under the recognition and measurement principles of APB 25, and related interpretations. The Company has applied the disclosure provisions in SFAS No. 148 in its consolidated financial statements and the accompanying notes. The Company does not anticipate adopting the fair value based method of accounting for stock-based compensation.

Results of Operations – Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue

The revenue of $13,996,000 for the year ended December 31, 2003 is comprised of twelve months of revenue from PWS and five months of revenue from FSS, which was acquired effective August 2003. The revenue of $2,559,000 for the year ended December 31, 2002 represents only two months of revenue from PWS, which was acquired effective November 2002.

Costs of Sales

Cost of sales of $7,095,000 for the year ended December 31, 2003 is comprised of twelve months of costs from PWS and five months of costs from FSS, which was acquired effective August 2003. The cost of sales of $1,280,000 for the year ended December 31, 2002 represents only two months of costs from PWS, which was acquired effective November 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6,865,000 for the year ended December 31, 2003 compared to $2,666,000 for the year ended December 31, 2002. This represents an increase of $4,199,000 or 158% over 2002. Of this increase, approximately $4,300,000 is related to the full year effect of the operations of PWS in 2003 versus only two months of PWS operations in 2002. The remaining net decrease of approximately $101,000 relates to decreased corporate expenses.

Impairment Loss

Impairment loss expenses were $297,000 for the year ended December 31, 2003 compared to $0 for the year ended December 31, 2002. This represents an increase of $297,000 over 2002. Of this increase, $140,000 is related to CTRS acquisition expenses written off after the rescission of the CTRS acquisition and $157,000 is related to a loss on retirement of the shares returned after the CTRS rescission.

Other Income (Expenses):

Interest income decreased from $139,000 in 2002 to $1,000 in 2003. This is primarily a result of lower cash balances during 2003 as well as a significant decrease in yields during 2003. In addition, in 2002 a note receivable balance generated interest income. The gain on sale of assets of $30,000 in 2003 is attributed to the disposal of assets at PWS. Interest expense was $619,000 in 2003 compared to $130,000 in 2002. This is primarily due to the debt incurred with the acquisition of PWS and Fiber Seal Systems and interest on the line of credit and term debt at PWS. Other income decreased from $1,189,000 in 2002 to $178,000 in 2003. The 2002 amount of other income was primarily related to a reversal on legal accruals that was taken in 2002. Of the 2003 amount of other income, $152,000 is comprised of reversals of prior accruals due to settlements and reduction of estimates for claims accrued in prior years and $26,000 of rental income.

Liquidity and Capital Resources

The Company's existing capital resources as of December 31, 2003, consisted of cash and accounts receivable totaling $7,279,000 compared to cash, and accounts receivable of $3,935,000 as of December 31, 2002. The Company believes that the financing arrangements the Company currently has in place are sufficient throughout the next twelve months to finance its working capital needs. However, implementation of the Company's strategic plan of acquiring niche residential services companies will require additional capital.

As of December 31, 2003, the Company had a credit agreement with a financial institution. The credit agreement included a term loan, a revolving line of credit and an equipment line of credit. The credit agreement was guaranteed by the former stockholder of PWS, secured by substantially all PWS assets and contained a provision that requires PWS to maintain certain financial covenants. The term loan was issued in January 2002 and bore interest at 9.75%. The balance as of December 31, 2003 was $678,333. The revolving line of credit expired in January 2003 and was extended in April 2003 as a non-revolving line of credit. It bore interest at 9.75%. The balance at December 31, 2003 was $499,329. The equipment line of credit bore interest at 10% and was payable monthly. The terms of the agreement provided for borrowings up to $200,000. The equipment line of credit expired on January 31, 2003. The balance at December 31, 2003 was $20,138. The Company repaid the term loan, revolving line of credit and equipment line of credit facility in full on January 22, 2004 using proceeds from the Laurus Master Funds financing of $4,000,000. (See Item 1 above for additional information.)

In March 2004, the Company raised $2,000,000 in a private placement of 80 shares of Series A Preferred Stock, $.001 par value per share. (See Item 1 above for additional information.)

During fiscal year 2003, the Company generated net cash from operating activities of $1,251,000, including a $(702,000) net loss and $846,000 in depreciation and amortization.

The Company's investing activities provided net cash of $2,221,000 primarily due to the purchase of SE.

The Company's financing activities used net cash of $(1,009,000) primarily due to repayment of long-term debt.

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

We Have a Limited History of Acquiring and Operating Residential Services Companies.

Although the Company has a history of operations in the industrial services and voice/data and cabling services sectors, we have a limited history of acquiring and operating residential services companies. The current strategy is a relatively new direction for the Company, and we may encounter unanticipated, unusual, or unexpected risks and problems in developing this new area of business, which could adversely affect us as well as our operations, revenue, and ability to obtain a profit.

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

We Are Heavily Dependent on Our Senior Management.

If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals, including our Chief Executive Officer and our Chief Financial Officer. We cannot guarantee that we will be successful in retaining the services of these or other key personnel. If we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

We have a history of losses.

We incurred consolidated net losses of $702,000, $477,000, and $2,447,000 during the years ended December 31, 2003, December 31, 2002 and December 31, 2001, respectively. Our management believes that our revised business plan will be successful and we will become profitable; however, there can be no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

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

Item 8A.   Controls and Procedures.

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

PART III

Item 9.    Directors and Executive Officers of the Registrant.

The information relating to directors, executive officers, and compliance with Section 16(a) of the Exchange Act contained in the Company's definitive proxy statement to be delivered to stockholders in connection with the 2004 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

The following table provides information regarding securities authorized for issuance under equity compensation plans, as of December 31, 2003, concerning compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

	(a)	(b)	(c)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans
approved by security holders	2,500,030	$1.59	2,417,170

Equity compensation plans
not approved by security
holders	1,922,692	$1.10	--

Total	4,422,722	$1.38	2,417,170

For a complete description of the Company's equity compensation plans, please refer to Note 9 of our audited consolidated financial statements as of December 31, 2003.

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

2.3

Secured Promissory Note, dated February 22, 2002, issued by Point to Point of Louisiana to Nextgen Communications Corporation (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K filed on March 19, 2002, and incorporated herein by reference).

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

2.14

Warrant Purchase Agreement, dated November 15, 2002 by and between Nextgen Communications Corporation and Jane C. Barber (filed as Exhibit 2.16 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference).

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

2.24	Settlement Agreement and Mutual Release of Claims, dated October 14, 2003, by and among Home Solutions of America, Inc., Jeff Hawkins, and CTRS Holding Corp. +

2.25

Agreement, dated December 2, 2003, by and among Home Solutions of America, Inc., FSS Holding Corp., Grassmere Computer Products, Inc., Merritt Computer Products, L.P. d/b/a Amherst Merritt International, Fiber-Seal Systems, L.P., and Rick J. O'Brien. +

2.26

Third Amendment to Stock Purchase Agreement, effective December 31, 2003, between Home Solutions of America, Inc. and Jane C. Barber (filed as Exhibit 2.1 to the Company's Registration Statement on Form S-3 filed on March 5, 2004, and incorporated herein by reference).

2.27

Plan of Merger and Stock Purchase Agreement, dated February 6, 2004, by and among Home Solutions of America, Inc., Southern Exposure Holdings, Inc., S.E. Acquisition Corp. I, S.E. Acquisition Corp. II, Southern Exposure Unlimited of Florida, Inc., S.E. Tops of Florida, Inc., Dale W. Mars, and Dale W. Mars, Trustee for the Dale W. Mars Trust Dated 7-16-97 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 9, 2004, and incorporated herein by reference).

2.28

Registration Rights Agreement, dated February 6, 2004, by and between Home Solutions of America, Inc. and Dale W. Mars (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed on February 9, 2004, and incorporated herein by reference).

2.29

Subordinated Promissory Note, in the original principal amount of $4,500,000, issued by Southern Exposure Holdings, Inc. to Dale W. Mars, Trustee for the Dale W. Mars Trust Dated 7-16-97 (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K filed on February 9, 2004, and incorporated herein by reference).

2.30

Subordinated Promissory Note, in the original principal amount of $1,468,189.26, issued by Southern Exposure Holdings, Inc. to Dale W. Mars, Trustee for the Dale W. Mars Trust Dated 7-16-97 (filed as Exhibit 2.4 to the Company's Current Report on Form 8-K filed on February 9, 2004, and incorporated herein by reference).

2.31

Pledge and Security Agreement, dated February 6, 2004, by and among Southern Exposure Holdings, Inc., S.E. Acquisition Corp. I, S.E. Acquisition Corp. II, Dale W. Mars, and Dale W. Mars, Trustee for the Dale W. Mars Trust Dated 7-16-97 (filed as Exhibit 2.5 to the Company's Current Report on Form 8-K filed on February 9, 2004, and incorporated herein by reference).

2.32

Guaranty Agreement, dated February 6, 2004, provided by Home Solutions of America, Inc. to Dale W. Mars, Trustee for the Dale W. Mars Trust Dated 7-16-97 (filed as Exhibit 2.6 to the Company's Current Report on Form 8-K filed on February 9, 2004, and incorporated herein by reference).

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

3.3

Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of Home Solutions of America, Inc., as filed with the Secretary of State of Delaware on February 27, 2004 (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-3 filed on March 5, 2004, and incorporated herein by reference).

3.4	Bylaws of the Company, as amended on April 2, 2001 (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, and incorporated herein by reference).

10.1*	1998 Stock Option Plan (filed as Exhibit 4.1 to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998, and incorporated herein by reference).

10.2*

First Amendment to 1998 Stock Option Plan, dated May 20, 2003 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, and incorporated herein by reference).

10.3*	2001 Stock Plan (filed as Exhibit B to the Company's Information Statement on Schedule 14C filed on July 9, 2001, and incorporated herein by reference).

10.4*

First Amendment to 2001 Stock Plan, dated May 20, 2003 (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, and incorporated herein by reference).

10.5*

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

10.8*

Restricted Stock Purchase Agreement by and between Frank J. Fradella and U S Industrial Services, Inc. dated April 2, 2001 (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference).

10.9*

Employment Agreement by and between P.W. Stephens, Inc., a California corporation, and Scott Johnson, effective September 1, 2001 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference).

10.10

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

10.12 *

Executive Employment Agreement by and between R. Andrew White and Home Solutions of America, Inc., dated March 15, 2003 (filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, and incorporated herein by reference).

10.13 *

 Consulting Agreement by and between Frank J. Fradella and Home Solutions of America, Inc., dated March 15, 2003 (filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, and incorporated herein by reference).

10.14 *

Executive Employment Agreement by and among Home Solutions of America, Inc., Fiber-Seal Systems, L.P., and Rick J. O'Brien, dated July 31, 2003 (filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, and incorporated herein by reference).

10.15 *

Stock Option Agreement by and between Home Solutions of America, Inc. and Rick J. O'Brien, dated July 31, 2003 (filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, and incorporated herein by reference).

10.16 *	Stock Option Agreement by and between Home Solutions of America, Inc. and Rick J. O'Brien, dated December 2, 2003. +

10.17 *	Services Agreement and Mutual Release, dated December 8, 2003, by and among Home Solutions of America, Inc., Gus Investments, LLC, and Andrew White. +

10.18

Security Agreement, dated January 22, 2004, by and between Laurus Master Fund, Ltd. and Home Solutions of America, Inc. (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-3 filed on March 5, 2004, and incorporated herein by reference).

10.19

Secured Convertible Minimum Borrowing Note, dated January 22, 2004, issued to Laurus Master Fund, Ltd. by Home Solutions of America, Inc. (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-3 filed on March 5, 2004, and incorporated herein by reference).

10.20

Minimum Borrowing Note Registration Rights Agreement, dated January 22, 2004, by and between Laurus Master Fund, Ltd. and Home Solutions of America, Inc. (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-3 filed on March 5, 2004, and incorporated herein by reference).

10.21

Common Stock Purchase Warrant to Purchase 370,000 Shares of Common Stock, issued by Home Solutions of America, Inc. to Laurus Master Fund, Ltd., dated January 22, 2004 (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-3 filed on March 5, 2004, and incorporated herein by reference).

10.22

Series A Convertible Preferred Stock Purchase Agreement, dated March 1, 2004, by and among Home Solutions of America, Inc. and the purchasers of Series A Convertible Preferred Stock (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-3 filed on March 5, 2004, and incorporated herein by reference).

10.23

Registration Rights Agreement, dated March 1, 2004, by and among Home Solutions of America, Inc. and the purchasers of Series A Convertible Preferred Stock (filed as Exhibit 10.6 to the Company's Registration Statement on Form S-3 filed on March 5, 2004, and incorporated herein by reference).

10.24

Form of Series A Warrant to Purchase Shares of Common Stock of Home Solutions of America, Inc., as issued to the purchasers of Series A Convertible Preferred Stock (filed as Exhibit 10.7 to the Company's Registration Statement on Form S-3 filed on March 5, 2004, and incorporated herein by reference).

10.25

Form of Series B Warrant to Purchase Shares of Common Stock of Home Solutions of America, Inc., as issued to the purchasers of Series A Convertible Preferred Stock (filed as Exhibit 10.8 to the Company's Registration Statement on Form S-3 filed on March 5, 2004, and incorporated herein by reference).

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

None.

Item 14. Principal Accountant Fees and Services.

The information relating to our principal accountant's fees and services contained in the Proxy Statement is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME SOLUTIONS OF AMERICA, INC.

Dated:	March 30, 2004	By: /s/ FRANK J. FRADELLA
Frank J. Fradella
Chief Executive Officer

Dated:	March 30, 2004	By:	/s/ RICK J. O'BRIEN
Rick J. O'Brien
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 30, 2004	By:	/s/ FRANK J. FRADELLA
Frank J. Fradella, Director, Chairman of the Board and CEO

Dated:	March 30, 2004	By:	/s/ MICHAEL S. CHADWICK
Michael S. Chadwick, Director

Dated:	March 30, 2004	By:	/s/ WILLIARD W. KIMBRELL
Williard W. Kimbrell, Director

Dated:	March 30, 2004	By:	/s/ MARK W. WHITE
Mark W. White, Director

INDEPENDENT AUDITORS' REPORT

To The Board Of Directors
HOME SOLUTIONS OF AMERICA, INC.

We have audited the accompanying consolidated balance sheet of HOME SOLUTIONS OF AMERICA, INC. (the "Company") as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HOME SOLUTIONS OF AMERICA, INC. as of December 31, 2003, and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Corbin & Company, LLP

Corbin & Company, LLP

Irvine, California
March 12, 2004

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2003
(In Thousands, Except Per Share Data)

ASSETS

Current assets:
Cash	$2,728
Accounts receivable, net of allowance for doubtful accounts of $83	4,551
Prepaid expenses and supplies	782
Total current assets	8,061

Property and equipment, net of accumulated depreciation
and amortization of $391	2,190

Intangible assets, net of accumulated amortization of $216	3,024

Goodwill	17,538

Due from related party	44

Other assets	264

$31,121

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,572
Due to related party	12
Line of credit borrowings	519
Current portion of long-term debt	2,999
Current portion of capital lease obligations	128
Notes payable	2,653
Notes payable to related party	1,000
Total current liabilities	10,883

Long-term liabilities:
Long-term debt, net of current portion	5,351
Capital lease obligations, net of current portion	98
Minority interest	38

Total liabilities	16,370

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value; 50,000 shares authorized;
14,164 shares issued and outstanding	14
Additional paid-in capital	37,515
Accumulated deficit	(22,778)
Total stockholders' equity	14,751

$31,121

The accompanying notes are an integral part of these consolidated financial statements.

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Year Ended December 31,	Year Ended December 31,
	2003	2002

Net sales	$13,996	$2,559

Costs and expenses
Cost of sales	7,095	1,280
Selling, general and administrative expenses	6,865	2,666
Impairment loss	297	0
	14,257	3,946

Operating loss	(261)	(1,387)

Other income (expense):
Gain on sale of assets	30	(41)
Interest income	1	139
Interest expense	(619)	(130)
Other income, net	179	1,189
Total other income (expense), net	(409)	1,157

Loss from continuing operations before income taxes	(670)	(230)

Income taxes	32	-

Loss from discontinued operations (including loss on disposal
of $104 for the year ended December 31, 2002)	-	(247)

Net loss	$(702)	$(477)

Basic and diluted loss per common share:
Net loss from continuing operations	$(0.06)	$(0.02)
Net loss from discontinued operations	-	(0.03)

Net loss	$(0.06)	$(0.05)

Weighted average shares outstanding
- Basic and diluted	11,837	9,709

The accompanying notes are an integral part of these consolidated financial statements.

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands)

	Common Shares		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2002	10,972	$11	$26,393	$(21,599)	$4,805

Issuance of common stock to officer
for note receivable	50	-	63	-	63
Issuance of common stock for exercise
of options for note receivable	50	-	63	-	63
Common stock returned due to settlement	(1,800)	(2)	(2,626)	-	(2,628)
Issuance of common stock in relation
to purchase of the building	152	-	250	-	250
Issuance of common stock to investors
for cash	1,400	2	1,398	-	1,400
Issuance of shares for services	255	-	662	-	662
Estimated fair market value of options
and warrants granted to employees and
non-employees for services and interest	-	-	117	-	117
Warrants issued as consideration for
acquisition of PWS	-	-	425	-	425
Net loss	-	-	-	(477)	(477)

Balance, December 31, 2002	11,079	11	26,745	(22,076)	4,680

Issuance of common stock for acquisitions:
CTRS	250	-	629	-	629
FSS	300	-	698	-	698
Common stock redeemed due to rescission
of CTRS acquisition	(250)	-	(472)	-	(472)
Estimated fair market value of options and
warrants granted to employees and non-
employees for services, interest and as
consideration for acquisition of FSS	-	-	475	-	475
Issuance of shares for cashless exercise of
warrants	33	-	-	-	-
Issuance of shares for conversion of debt	2,732	3	5,978	-	5,981
Stock/warrants committed to be issued for
SE acquisition – 1,757 shares	-	-	3,431	-	3,431
Issuance of shares for services	20	-	31	-	31
Net loss	-	-	-	(702)	(702)

Balance, December 31, 2003	14,164	$14	$37,515	$(22,778)	$14,751

The accompanying notes are an integral part of these consolidated financial statements.

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Year Ended December 31, 2003	Year Ended December 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(702)	$(447)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	846	105
Allowance for doubtful accounts	(22)	10
(Gain) loss on sale of assets	(30)	41
Loss on sale of PTP	-	104
Gain on extinguishment of debt	(152)	-
Impairment loss	297	-
Reversal of previously recorded liabilities	-	(1,540)
Stock-based compensation	121	117
Deferred tax provision	32	-
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	879	618
Costs and estimated earnings in excess of billings on jobs in
progress, net	20	6
Prepaid expenses and supplies	94	(63)
Other assets	(79)	(1)
Accounts payable and accrued expenses	22	(836)
Due to related party	(75)	-

Net cash provided by (used in) operating activities	1,251	(1,916)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on notes receivable	-	199
Cash transferred in sale of PTP	-	(198)
Cash acquired from purchase of SE	2,589	-
Purchase of PWS, net of cash acquired of $260	-	(740)
Costs incurred for purchase of CTRS	(140)	-
Costs incurred for purchase of FSS, net of cash acquired of $6	(134)	-
Advances to related parties	-	(80)
Collections on advances to related parties	16	20
Proceeds from sale of property and equipment	43	-
Purchases of property and equipment	(153)	(50)

Net cash provided by (used in) investing activities	2,221	(849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt, notes payable and capital leases	(1,500)	(580)
Proceeds from sale of stock	-	1,400
Proceeds from notes payable	250	-
Proceeds from notes payable to related party	250	-
Net repayments on line of credit	(9)	-

Net cash provided by (used in) financing activities	(1,009)	820

NET INCREASE (DECREASE) IN CASH	2,463	(1,945)

CASH AT BEGINNING OF YEAR	265	2,210

CASH AT END OF YEAR	$2,728	$265

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$362	$53
Income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Machinery and equipment acquired through capital lease obligations	$15	$14
Fixed assets acquired through notes payable	$100	$-

Stock and options/warrants issued for services	$153	$117
Stock issued in payment/settlement of accounts payable	$-	$662
Common stock returned as settlement	$-	$2,628
Stock issued for notes receivable	$-	$126
Stock and debt issued for purchase of land and building	$-	$1,000
Issuance of notes payable for fixed asset	$100	$-
Issuance of stock for conversion of debt	$5,981	$-
Disposal of assets for settlement of obligations	$786	$-
Disposal of capital lease obligations for settlement of obligations	$101	$-
Interest expense converted to long-term debt	$124	$-
Issuance and assumption of notes payable in acquisitions	$8,843	$-
Issuance of common stock for acquisitions	$3,788	$-
Issuance of warrants for acquisitions	$602	$-
Stock exchange listing fees	$49	$-
Insurance policy financed	$53	$-

See Note 2 for additional non-cash transactions related to acquisitions.

The accompanying notes are an integral part of these consolidated financial statements.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
For The Year Ended December 31, 2003

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Description and Nature of Operations

Home Solutions of America, Inc. (formerly Nextgen Communications Corporation) and its wholly and majority owned subsidiaries (together, the "Company"), provide restoration and specialty interior services including indoor air contaminate removal, carpet cleaning, air-duct cleaning, fabric protection and cabinet/countertop installation for primarily residential properties to customers located throughout California, Texas and Florida. Prior to the sale of Point To Point Network Services, Inc. ("PTP") in February 2002, the Company provided fixed communications networking design and build-out services, such as voice, data, and video, to the communications industry (see Note 2). As of December 31, 2003, the Company has three branch offices in California, located in Huntington Beach, Fremont and San Diego, two branch offices in Dallas, Texas, and three branch offices in Florida, located in Fort Myers (two offices) and Tampa, Florida. The Company's corporate operations are based in Houston, Texas.

On December 23, 2002, the Company filed a Certificate of Amendment to its Certificate of Incorporation, thereby changing its name from Nextgen Communications Corporation to Home Solutions of America, Inc. After the sale of PTP in February 2002 (see Note 2), the Company had no significant operations from that date through the November 2002 acquisition of P.W. Stephens, Inc ("PWS").

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Home Solutions of America, Inc. and its wholly and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The minority owner's interest in a subsidiary has been reflected as minority interest in the accompanying consolidated balance sheet.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America. For certain of the Company's financial instruments, including cash, accounts receivable, and accounts payable, the carrying amounts approximate fair value due to their short maturities. The fair values of line of credit borrowings and long-term debt approximate their face values due to their short-term maturities or their generally variable interest rate terms. The fair value of due to/due from related party is not determinable as these are with related parties.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and other receivables. The Company places its cash with high quality financial institutions and at times may exceed the Federal Deposit Insurance Corporation ("FDIC") $100 insurance limit. At December 31, 2003, the Company had approximately $2,289 in these accounts in excess of the FDIC insurance limits.

The Company offers its services predominately in the states of California, Texas and Florida, and it extends credit based on an evaluation of a customer's financial condition, generally without collateral. Exposure to losses on accounts receivable is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, if required. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

No single customer accounted for more than 10% of total sales for the years ended December 31, 2003 and 2002, and one customer accounted for approximately 30% of accounts receivable as of December 31, 2003.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
For The Year Ended December 31, 2003

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

Goodwill

Goodwill represents the excess of acquisition cost over the net assets acquired in a business combination and is not amortized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 require that the Company allocate its goodwill to its various reporting units, determine the carrying value of those businesses, and estimate the fair value of the reporting units so that a two-step goodwill impairment test can be performed. In the first step of the goodwill impairment test, the fair value of each reporting unit is compared to its carrying value. Management reviews, on an annual basis, the carrying value of goodwill in order to determine whether impairment has occurred. Impairment is based on several factors including the Company's projection of future discounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would perform the second step of the goodwill impairment test in order to determine the amount of goodwill impairment, if any.

The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows (see Note 2):

Balance as of January 1, 2002	$3,465
Goodwill reversed due to settlement	(2,628)
Goodwill written off due to sale of PTP	(837)
Goodwill acquired during the year	7,575

Balance as of December 31, 2002	7,575

Goodwill acquired during the year	10,388
Goodwill impaired at CTRS	(297)
Goodwill written off due to sale of CTRS	(128)

Balance as of December 31, 2003	$17,538

The Company has decided to perform the impairment test on goodwill as of December 31, 2003. Based on its analysis as of December 31, 2003, the Company's management believes there is no impairment of its goodwill. There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue, which could result in impairment of goodwill in the future.

Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets (other than goodwill) by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At December 31, 2003, the Company's management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
For The Year Ended December 31, 2003

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Since the purchase of PWS in November 2002 and Fiber Seal Systems L.P. ("FSS") in July 2003 (see Note 2), revenue is recognized at the time the contract and related services are performed.

Stock-Based Compensation

The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, as amended, "Accounting for Stock Issued to Employees." The Company accounts for non-employee stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation." At December 31, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 9. During the years ended December 31, 2003 and 2002, $0 and $11, respectively, of compensation expense was recognized in the accompanying statements of operations for an option issued to an employee below market value pursuant to APB 25. No other stock-based employee compensation cost is reflected in the 2003 and 2002 statements of operations, as all other options granted in 2003 and 2002 under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation:

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002
Net loss as reported	$(702)	$(477)
Deduct:
Total stock-based employee compensation expense under APB 25, net of related tax expenses	-	11
Add:
Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(164)	(236)

Pro forma net loss	$(866)	$(702)

Basic and diluted loss per share - as reported	$(0.06)	$(0.05)

Basic and diluted loss per share - pro forma	$(0.07)	$(0.07)

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
For The Year Ended December 31, 2003

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

Per Share Data

Basic earnings per share ("BEPS") is computed by dividing income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period of computation. Diluted earnings per share ("DEPS") gives effect to all dilutive potential common shares outstanding during the period of computation. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of December 31, 2003 and 2002, the Company had the following potentially dilutive securities that would affect loss per share if they were to be dilutive:

	2003	2002

Options	206	830
Warrants	637	1,351

	843	2,181

Business Segments

During 2003, the Company operated in only one segment, Restoration Services, including indoor air contamination removal, carpet cleaning, air duct cleaning and fabric protection services for primarily residential properties. The Company's Specialty Interior Services segment, which includes cabinet and countertop installation services, had no activity during fiscal year 2003 as the acquisition of SE was closed effective December 31, 2003. As a result, no segment disclosures are presented in these financial statements.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company's adoption of FIN 45 did not have a material impact on its financial position or results of operations (see Note 11).

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
For The Year Ended December 31, 2003

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements," to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity's assets, liabilities, and results of operations must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Special provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of this Interpretation. Application by small business issuers to entities other than special-purpose entities and by nonpublic entities to all types of entities is required at various dates in 2004 and 2005. The Company does not expect FIN 46 to have a material impact on its financial statements as it has no variable interest entities.

Reclassifications

Certain reclassifications have been made to prior year amounts in financial statements in order to conform to the current year presentation. These reclassifications have no effect on previously reported results of operations.

NOTE 2 – ACQUISITIONS AND DISPOSITIONS

Commensurate with the announcement in August 2002 of the Company's strategy of acquiring companies in the specialty residential services industry, pursuant to a merger and stock purchase agreement, the Company acquired 100% of Southern Exposure Unlimited of Florida, Inc., 100% of SE Tops of Florida, Inc. and 50% of SouthernStone Cabinets, Inc. (together, "SE"). The acquisition was closed on February 6, 2004 and was effective December 31, 2003. It has been accounted for as a purchase.

The purchase price was comprised of the following:
Acquisition payable (paid in February 2004)	$2,000
Notes payable (see Note 7)	5,968
Common stock committed to be issued (issued in February 2004)	2,500
Commissions, legal, accounting and other costs (including $931 of
stock and warrants committed to be issued and issued in February 2004)	1,682

$12,150

The purchase price was allocated as follows:

Current assets	$4,542
Property and equipment	167
Other long-term assets	9
Current liabilities	(689)
Long-term liabilities	(356)
Minority interest	(38)

Estimated fair value of tangible net assets acquired	3,635
Goodwill and other intangible assets	8,515

$12,150

The Company has classified the excess of the purchase price over the estimated fair value of the tangible net assets acquired as goodwill as of December 31, 2003 in the accompanying consolidated balance sheet. The Company is in the process of analyzing the components of the intangible assets and will have an appraisal performed by a third party during 2004 to determine the final purchase price allocation.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
For The Year Ended December 31, 2003

NOTE 2 – ACQUISITIONS AND DISPOSITIONS (Continued)

Pursuant to a stock purchase agreement, the Company acquired 100% of FSS. The acquisition closed July 31, 2003, and has been accounted for as a purchase. A warrant to purchase 250 additional shares of the Company are subject to FSS meeting certain financial targets. In the event the Company either does not repay the $520 note on December 31, 2003 or does not raise $2,000 in debt or equity capital, the seller of FSS can exercise a repurchase option in exchange for canceling the $520 note and returning the 250 warrants. This repurchase option is valid for one day, January 2, 2004. In addition, the Company would then have a 30-day option to purchase the undeveloped Houston market franchise from FSS for $125. In December 2003, in consideration for extending the payment schedule of the $520 note, the parties agreed to cancel the repurchase option and fully vested the warrant to purchase 250 common shares.

The purchase price was comprised of the following:
Notes payable (see Note 7)	$520
Common stock issued	698
Warrants issued	260
Commissions, legal, accounting and other costs	140

$1,618
The purchase price was allocated as follows:

Current assets	$104
Property and equipment	89
Current liabilities	(23)

Estimated fair value of tangible net assets acquired	170
Goodwill and other intangible assets	1,448

$1,618

The Company has classified the excess of the purchase price over the estimated fair value of the tangible net assets acquired as goodwill as of December 31, 2003 in the accompanying consolidated balance sheet. The Company is in the process of analyzing the components of the intangible assets and will have an appraisal performed by a third party during 2004 to determine final purchase price allocation.

Pursuant to a stock purchase agreement, the Company acquired 100% of Central Texas Residential Services, Inc. ("CTRS"). The acquisition closed July 10, 2003, and has been accounted for as a purchase. 600 shares of the 850 shares of common stock issued were held in escrow pending CTRS reaching certain financial targets. The 600 shares were not considered outstanding by the Company, as the contingency had not been satisfied. The Company disposed of this business on October 14, 2003.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
For The Year Ended December 31, 2003

NOTE 2 – ACQUISITIONS AND DISPOSITIONS (Continued)

The purchase price was comprised of the following:

Common stock issued	$629
Commissions, legal, accounting and other costs	140

$769
The purchase price was allocated as follows:

Property and equipment	$344

Estimated fair value of tangible net assets acquired	344
Goodwill and other intangible assets	425

$769

The loss on sale of CTRS is comprised of the following:

Net book value of net assets sold	$769
Sale price	(472)

$297

The Company decided to rescind the transaction because CTRS did not meet its financial targets.  As a result, the loss was reflected as an impairment loss and considered an operating expense of the Company for the year ended December 31, 2003.

Pursuant to a stock purchase agreement, the Company purchased 100% of the outstanding stock of PWS. The sale was effective November 1, 2002, and has been accounted for as a purchase.

The purchase price was comprised of the following:
Cash	$1,000
Notes payable (see Note 7)	8,809
Assignment of notes receivable (see below)	1,175
Cancellation of note receivable (see Note 3)	1,154
Warrants issued	425
Commissions, legal, accounting and other costs	839

$13,402

The purchase price was allocated as follows:

Current assets	$4,386
Property and equipment	2,022
Other long-term assets	160
Current liabilities	(2,552)
Long-term liabilities	(1,429)

Estimated fair value of tangible net assets acquired	2,587
PWS trade name	3,240
Goodwill	7,575

$13,402
F-14

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars and Shares in Thousands, Except Per Share Data)
For The Year Ended December 31, 2003

NOTE 2 – ACQUISITIONS AND DISPOSITIONS (Continued)

Of the $10,815 of acquired intangible assets, $3,240 was assigned to PWS' trade name and is subject to amortization based on an estimated useful life of 15 years. The full year of 2003 amortization of $216 was charged in the fourth quarter of 2003 as the intangibles allocation was completed in that quarter. The remaining amount of acquired intangible assets of $7,575 was assigned to goodwill.

The accompanying consolidated financial statements include the operations of PWS from November 1, 2002 forward and of FSS from August 31, 2003 forward. The following un-audited pro forma information presents the results of operations for the years ended December 31, 2003 and 2002 as though the PWS, FSS and SE acquisitions had occurred on January 1, 2002:

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002

Revenue	$26,257	$24,118
Net income	1,115	790
Earnings per share	$0.08	$0.07

On February 22, 2002, the Company sold all of its shares of PTP to Point to Point of Louisiana, Inc., a Louisiana corporation (the "Buyer"). The sale price was $1,000, which the Buyer paid by issuing a Secured Promissory Note (the "Note") to the Company. The Note bore interest at 6.5% per annum, and required a payment of accrued interest on February 22, 2003, and a payment of accrued interest and $100 of principal on February 22, 2004, and all remaining principal and interest accrued thereon on February 22, 2005. The Note was secured by the stock sold, pursuant to a Stock Pledge Agreement dated February 22, 2002. Richard W. Lancaster, a former director of the Company, serves as the President of the Buyer. The Note was assigned to the former stockholder of PWS in connection with the acquisition of PWS on November 1, 2002 (see discussion above). PTP had revenues of $253 and incurred a loss from operations of $143 during 2002.

The loss on sale of PTP is comprised of the following:

Current assets	$811
Property and equipment	476
Goodwill	837
Current liabilities	(1,066)
Long-term liabilities	(12)

Net book value of net assets sold	1,046
Legal and other transaction costs	58
Sale price	(1,000)

$104

Prior to the sale of PTP, the Company entered into a settlement agreement with a former employee and stockholder of PTP (see Note 11). The agreement required the former stockholder to transfer 1,800 of the 2,000 shares of the Company's common stock issued in the acquisition of PTP back to the Company. As a result, the Company reduced previously recorded goodwill related to PTP by $2,628, the value of the shares issued on the date of acquisition.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
For The Year Ended December 31, 2003

NOTE 3 - NOTES RECEIVABLE

As of December 31, 2003, the Company does not have any notes receivable.

The Company held a note receivable from Spruce McIntyre Holding Corp. ("Spruce"), a related party to PWS, resulting from the sale of assets in September 2000. The note, which was to mature on July 1, 2005, and accrued interest totaling $1,154 was forgiven by the Company in connection with the acquisition of PWS on November 1, 2002 and therefore recorded as consideration by the Company in calculating the purchase price (see Note 2).

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows at December 31, 2003:

Machinery and equipment	$394
Building	850
Automobile and trucks	997
Land	150
Computer equipment	66
Office equipment, furniture and leasehold improvements	112
2,569

Less: accumulated depreciation and amortization	(379)

Property and equipment, net	$2,190

Depreciation and amortization expense for property and equipment for the years ended December 31, 2003 and 2002 was $486 and $105, respectively.

In June 2003, as part of PWS transaction of seller debt conversion, the Company sold $823 in non-essential assets back to the seller of PWS in exchange for a $786 reduction in debt owed to the seller and an assumption of $101 in capital lease obligations, recognizing a gain of $64.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2003:

Trade name	$3,240
Less: accumulated amortization	(216)

$3,024

During 2003, amortization expense totaled $216. The estimated amortization expense for the next five years is as follows:

Years Ending December 31,
2004	$216
2005	216
2006	216
2007	216
2008	216

Other intangible assets might be identified by the Company after a final purchase price allocation of SE and FSS to be performed by a third party is completed during 2004 (see Note 2).

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
For The Year Ended December 31, 2003

NOTE 6 – LINE OF CREDIT

The Company had a credit agreement with a financial institution. The credit agreement included a term loan (see Note 7), a revolving line of credit and an equipment line of credit. The credit agreement was guaranteed by the former stockholder of PWS, secured by substantially all PWS assets and contained a provision that required PWS to maintain certain financial covenants.

The term loan was issued in January 2002 and as of December 31, 2003 bore interest at 9.75%. The balance as of December 31, 2003 was $678 (see Note 7). The revolving line of credit expired in January 2003 and was extended in April 2003 as a non-revolving line of credit. As of December 31, 2003, it bore interest at 9.75%. The balance at December 31, 2003 was $499. As of December 31, 2003, the equipment line of credit bore interest at 10% and was payable monthly. The terms of the agreement provided for borrowings up to $200. The equipment line of credit expired on January 31, 2003. The balance at December 31, 2003 was $20.

The Company repaid the term loan, revolving line of credit and equipment line of credit facility in full on January 22, 2004 using proceeds from the Laurus Master Funds financing (see Note 13).

NOTE 7 – SHORT-TERM AND LONG-TERM DEBT

Short-term debt consist of the following at December 31, 2003:

SE acquisition payable paid in full to seller on February 6, 2004 at closing (see Note 2)	$2,000

FSS seller note with interest at the prime rate (4% at December 31, 2003) payable in two
payments of $260 in January and June 2004	520

Other	133

$2,653

Long-term debt consists of the following at December 31, 2003:

Note payable to seller, interest at 2% in excess of one-month LIBOR rate (adjusted on the first day of each calendar quarter beginning January 1, 2004 - 1.12% at December 31, 2003), principal and interest payments due quarterly beginning July 1, 2004. The payments shall be the greater of (i) the amount of principal and interest that would be payable under a 10-year amortization or (ii) 60% of free cash flow (as defined) of the calendar quarter that precedes the payment date by two calendar quarters, commencing with the calendar quarter ended March 31, 2004, which shall be measured against the calculation set forth above for the payment date of July 1, 2004. The note is secured by a security interest in all of the assets and stock of Southern Exposure Unlimited of Florida, Inc. and SE Tops of Florida, Inc. and a first lien on 50% of the stock of SouthernStone Cabinets, Inc. and is subordinated to the Laurus Notes (see Note 13).

$4,500

Note payable to seller, no interest, principal payments due as accounts receivable securing the note are collected until the note is paid in full, guaranteed by the Company. The note is secured by the specific accounts receivable identified in the Note and is subordinated to the Laurus Notes (see Note 13).	1,468

Note payable to seller, net of discount of $110, zero coupon, imputed interest at 5%, principal and interest due in equal monthly installments of $24 through October 2007, unsecured.	1,010

Note payable to a financial institution, bearing interest at prime (4% at December 31, 2003) plus 0.75% and a default rate of 5%, monthly principal payments of $18 plus interest, maturing on January 28, 2007. The Company must maintain certain financial and non-financial covenants. The former stockholder of PWS guaranteed this note. In January 2004, the Company refinanced this note payable through additional financing from another institution (see Note 13).	678

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
For The Year Ended December 31, 2003

NOTE 7 – SHORT-TERM AND LONG-TERM DEBT (Continued)

Note payable to financial institution, bearing interest at 5.375%, principal and interest payable in monthly installments of $15 through January 23, 2006, secured by a first lien position in the assets of SouthernStone Cabinets, Inc. and guaranteed by the former owners of SE.		356

Other		338
		8,350

Less current portion		(2,999)

		$5,351

Future minimum principal payments pursuant to the above long-term debt agreements are as follows:
Years Ending
December 31,
2004	$2,999
2005	941
2006	751
2007	709
2008	470
Thereafter	2,480
	$8,350

NOTE 8 - LEASES

On October 29, 2002, the Company purchased the building in which the Company's headquarters are located in Houston, Texas, for $1,000. The Company paid $250 of the purchase price by issuing 152 shares of common stock of the Company (see Note 9), and $750 was borrowed from an entity affiliated with a stockholder of the Company (see Note 12). This mortgage loan had an origination fee of 3% plus 125 warrants to buy common stock at $1.50 per share. The  Company recognized interest expense on this mortgage of  $90 and $22 during 2003 and 2002, respectively.  These warrants were canceled in January 2003. The Company's Houston facilities were previously leased on a month-to-month basis, with a monthly rent of $5.

Operating Leases

The Company leases its facilities under non-cancelable operating lease agreements. The leases expire on various dates through January 2008 and provide for monthly rents ranging from approximately $0.07 to $5. Rental expense for the years ended December 31, 2003 and 2002 was approximately $123 and $72, respectively.

Capital Leases

The Company leases certain equipment under capital lease agreements, which expire at various dates through January 2006. The leases are payable in monthly installments ranging from approximately $0.4 to $0.9 at effective interest rates ranging from 7.34% to 15.70%. The assets and liabilities under capital leases are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
For The Year Ended December 31, 2003

NOTE 8 - LEASES (Continued)

Future minimum lease payments under non-cancelable leases are as follows:

Years Ending	Capital	Operating
December 31,	Leases	Leases	Total

2004	$147	$246	$393
2005	92	107	199
2006	11	84	95
2007	-	67	67
Total lease payments	250	$504	$754

Less amount representing interest	(24)

Present value of future minimum lease payments	226

Less current portion	(128)

	$98

In June 2003, as part of the PWS seller debt conversion, the seller of PWS assumed certain of the Company's capital lease obligations totaling $101 (see Notes 3 and 4).

The following is an analysis of the equipment under capital lease, which is included in property and equipment as of December 31, 2003:

Automobiles and trucks	$394
Machinery and equipment	5
399

Less accumulated depreciation	(109)

$290

NOTE 9 -   EQUITY

Common Stock

During the year ended December 31, 2003, the Company issued 2,732 shares of restricted common stock to a former shareholder of PWS in connection with the conversion of $5,981 in debt to equity. Each conversion was at the fair value of the common stock at the date of conversion; therefore, no gain or loss was reflected due to the conversions.

During the year ended December 31, 2003, the Company issued 850 shares of restricted common stock in connection with its purchase of CTRS, of which 250 shares were valued at $629 (based on the fair value of the common stock at the date of the agreement) and the remaining shares were contingent and not reflected as outstanding. Theses shares were returned to the Company as part of the sale of CTRS in October 2003 at a value of $472 (see Note 2).

During the year ended December 31, 2003, the Company issued 300 shares of restricted common stock in connection with its purchase of FSS, valued at $698 (based on the fair value of the common stock at the date of the acquisition) (see Note 2).

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
For The Year Ended December 31, 2003

NOTE 9 – EQUITY (Continued)

During the year ended December 31, 2003, the Company issued 33 net shares of restricted common stock in connection with the cashless exercise of 66 warrants outstanding (based on the closing price of the Company's common stock at the date of the agreement).

During the year ended December 31, 2003, the Company issued 20 shares of restricted common stock in connection with a consulting agreement with third parties, valued at $31 (based on the closing price of the Company's common stock at the date of the agreement).

During the year ended December 31, 2003, the Company committed to issue 1,337 shares of restricted common stock to the seller of SE and related companies in connection with this acquisition, valued at $1.87 (based on the ten day average closing price of the Company's common stock before and after the closing date) and 420 shares of restricted common stock to various third parties in connection with fees related to this acquisition, valued at $1.40 (based on the estimated fair value of the Company's common stock at the dates of issuance) (see Note 2). These amounts are reflected in additional paid-in capital, as the related shares were not issued as of December 31, 2003.

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

During the year ended December 31, 2002, the Company received back 1,800 shares of its common stock pursuant to a Settlement

Agreement and Mutual Release of Claims (the "Release") by and among PTP, the Company, and W. Michael Sullivan ("Sullivan") (see Note 2).

During the year ended December 31, 2002, the Company issued 152 shares of restricted common stock to a non-related party for $250 (the fair market value on the date of issuance) as part of the consideration in the purchase of the building (see Note 8).

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

Stock Options

The Company's Board of Directors approved the 2001 Stock Plan (the "2001 Plan") on April 2, 2001. The 2001 Plan provides for awards of incentive stock options, non-qualified stock options, and restricted stock purchase rights. The Company has reserved 3,000 shares of common stock under the 2001 Plan. The exercise price of the awards shall be determined by the Plan administrator at the date of grant, but shall not be less than the fair market value of the stock on the date of grant for employees, or 85 percent of the fair market value for non-employees. The exercise period shall be no more than 10 years and the awards will vest over a period of time determinable by the Board of Directors. The number of options under the 2001 Plan available for grant at December 31, 2003 was 1,347.

The Company's Board of Directors approved the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan covers two types of options: incentive stock options and non-qualified stock options. The aggregate number of shares that may be issued pursuant to the 1998 Plan may not exceed 2,000 shares. The exercise price for the options shall be determined by the Plan administrator at the date of grant, but shall not be less than the fair market value of the stock at the date of grant. The option period can be no more than 10 years and the options will vest over a period of time determinable by the Board of Directors. The number of options under the 1998 Plan available for grant at December 31, 2003 was 1,070.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
For The Year Ended December 31, 2003

NOTE 9 – EQUITY (Continued)

During the years ended December 31, 2003 and 2002, the Company issued options to purchase 620 and 515 shares of the Company's common stock, respectively, under the 2001 Plan, and the Company issued options to purchase 500 and 50 shares of the Company's common stock, respectively, under the 1998 Plan. During the year ended December 31, 2003 and 2002, $0 and $11, respectively, of compensation expense was recognized in the accompanying consolidated statements of operations for options issued to employees under APB 25.

During the year ended December 31, 2001, the Company entered into Restricted Stock Purchase Agreement in which it granted to an officer the right to purchase 500 shares of common stock of the Company, $0.01 par value, at a price of $1.25 per share, subject to the terms and conditions of the Company's 2001 Plan. The purchase and sale of the stock would occur as designated by the Company, but not later than April 2, 2011. The stock is subject to the rights and options of the Company to repurchase the stock, as defined.

There were no options issued to non-employees during 2003. During 2002, the Company issued options to purchase 50 shares of the Company's common stock at $1.50 per share (which was above the fair market value on the date of grant) to a non-employee, valued at $64 under SFAS No. 123.

The fair value of each option granted during 2003 and 2002 to consultants and outside service providers is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2003 and 2002: risk-free interest rates of 1.40% and 2.97%, respectively; no dividend yield; volatility of 63% and 137%, respectively; and a weighted average expected life of the option of 1 year and 5 years, respectively.

The Black-Scholes option valuation method was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, the option valuation model requires input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

The following summarizes the Company's stock option transactions under the stock option plan for the years ended December 31, 2003 and 2002:

		Weighted
		Average
	Number of	Exercise Price
	Options	Per Share
Outstanding, January 1, 2002	1,409	$1.09
Granted	565	1.43
Exercised	(50)	1.25
Canceled	(487)	0.83

Outstanding, December 31, 2002	1,437	1.31
Granted	1,120	1.94
Exercised	-	-
Canceled	(57)	1.50

Outstanding, December 31, 2003	2,500	$1.59

Exercisable at December 31, 2002	972	$1.24
Exercisable at December 31, 2003	1,473	$1.43

Weighted average fair value of
options granted:	2002	$1.66
	2003	$1.03

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
For The Year Ended December 31, 2003

NOTE 9 – EQUITY (Continued)

The following table summarizes the outstanding and exercisable stock options grouped by range of exercise prices as of December 31, 2003:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted
Range of		Remaining	Average		Weighted
Exercise		Contractual	Exercise		Average
Prices	Number	Life	Price	Number	Exercise Price

$0.41 to $1.10	47	0.2 years	0.85	47	0.85
1.25 to $1.50	1,313	4.4 years	1.31	1,121	1.28
1.60 to $2.10	1,140	9.5 years	1.94	305	2.07

Warrants

From time to time, the Company issues warrants pursuant to various consulting and third party agreements.

During the year ended December 31, 2003, 67 warrants were issued as a cashless exercise for a net 33 shares of the Company's common stock.

During the year ended December 31, 2003, the Company issued 25 warrants to purchase shares of the Company's common stock to consultants relating to the acquisition of SE (see Note 2) and 250 warrants to the former partners of FSS in connection with the acquisition of FSS (see Note 2) (see "Common Stock" section above). These warrants were valued at $305 and are capitalized as part of the purchase price allocation for SE and FSS. During the year ended December 31, 2003, the Company recorded a prepaid expense of $49 for the fair value of 50 warrants issued for consulting fees related to American Stock Exchange listing. In addition, the Company committed to issue an additional 559 warrants to a third party in connection with the acquisition of SE. These warrants were valued at $342 and are recorded as part of stocks/warrants to be issued in additional paid-in capital in the accompanying consolidated balance sheet at December 31, 2003. These warrants are not reflected in the total, as they have not been granted at December 31, 2003.

During the year ended December 31, 2002, the Company issued 125 warrants to purchase shares of the Company's common stock to lenders (see Note 8), 293 warrants to the former stockholders of PWS in connection with the acquisition of PWS (see Note 2), 1,000 warrants to investors (see "Common Stock" section above), and 75 warrants to various consultants. The warrants to consultants were valued at $141 and are recorded to expense ratably over the term of the respective agreements. For the year ended December 31, 2002, $20 has been expensed and $121 was expensed in 2003.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
For The Year Ended December 31, 2003

NOTE 9 – EQUITY (Continued)

The following summarizes the Company's warrant transactions for the years ended December 31, 2003 and 2002:

		Weighted
		Average
	Number of	Exercise Price
	Warrants	Per Share

Outstanding, January 1, 2002	296	$1.50
Granted	1,543	0.95
Exercised	-	-
Canceled	-	-

Outstanding and exercisable,
December 31, 2002	1,839	1.04

Granted	275	1.82
Exercised	(67)	1.50
Canceled	(125)	1.50

Outstanding and exercisable,
December 31, 2003	1,922	$1.10

Weighted average fair value of
warrants granted:	2002	$1.39
	2003	$1.82

The following table summarizes information about warrants outstanding as of December 31, 2003:

	Warrants Outstanding and Exercisable
		Weighted	Weighted
Range of		Average	Average
Exercise		Remaining	Exercise
Prices	Number	Contractual Life	Price

$0.01	318	3.9 years	$0.01
$1.00	1,000	3.9 years	$1.00
$1.50 - $2.00	554	2.4 years	$1.75
$3.00	50	3.6 years	$3.00

The fair value of each warrant granted during 2003 and 2002 for services is estimated using the Black-Scholes option pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 63% and 137%, (iii) weighted average risk free interest rate of approximately 1.40% and 2.97%, and (iv) average expected life of 1 year and 5 years.

     HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
For The Year Ended December 31, 2003

NOTE 10 - INCOME TAXES

The provision for income taxes in the accompanying consolidated financial statements consists of the following for the years ended December 31:

	2003	2002

Current:
Federal	$-	$-
State	-	-

Deferred:
Federal	32	-
State	-	-
	32	-

	$32	$-

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended December 31:

	2003	2002

Federal income tax rate	(34.0)%	(34.0)%
State and local income tax rate, net of Federal effect	(5.0)%	(5.0)
Increase in valuation allowance	43.8%	39.0

Effective income tax rate	4.8%	-%

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of asset and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows as of December 31, 2003:

Deferred tax assets:
Loss carryforwards	$5,330
Reserves and accruals	80
Depreciation	(55)
Less: valuation allowance	(5,355)

Net deferred tax assets	$-

The valuation allowance increased by $293 and $191 during the years ended December 31, 2003 and 2002, respectively.

At December 31, 2003, the Company had Federal net operating loss carryforwards of approximately $15,500. Net operating loss carryforwards expire starting in 2016 through 2023. Per year availability may be subject to change of ownership limitations under Internal Revenue Code Section 382.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
For The Year Ended December 31, 2003

NOTE 11 - LITIGATION, COMMITMENTS AND CONTINGENCIES

Litigation

The nature and scope of the Company's business operations bring it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject the Company to potential litigation, which are defended in the normal course of business. At December 31, 2003, there were various claims and disputes incidental to the business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon the Company's financial position, results of operations or cash flows. As of December 31, 2003, the Company has not been named as a responsible party for any environmental issues under the Federal Superfund Law.

Pursuant to an indemnification agreement between the Company and Spruce, the Company settled a claim brought by CIT Group/Equipment Financing, Inc. ("CIT") filed in the United States District Court for the Eastern District of Missouri. The CIT settlement agreement requires Spruce to make certain payments to the plaintiffs, which Spruce has made through the filing date of this Form 10-KSB. In the event that Spruce fails to make the remaining settlement payments, the plaintiffs could seek satisfaction of their $713 consent judgment against the Company, in which case the Company would have to seek indemnification from Spruce. At this time, Spruce owes approximately $80,000 to CIT.

The Company has accrued $56 in the accompanying consolidated financial statements related to the above proceedings. Based on management's analysis, the Company believes these amounts will be sufficient to cover any potential losses that may occur.

Employment Agreements

The Company has entered into an employment contract with one executive officer. The contract entered into in December 2003 provides for annual salary totaling $150 and expires in July 2006. It contains certain severance payment upon termination of employment (except for cause), as defined.

Consulting Agreements

The Company has entered into a variety of consulting agreements for services to be provided to the Company in the ordinary course of business. These agreements call for option grants and/or common share issuances and various payments upon performance of services and/or termination of the agreements (except for cause).

Settlement Agreement

The Company entered into a release effective as of February 20, 2002, by and among PTP, the Company, and Sullivan, a stockholder of the Company and former employee and stockholder of PTP. The release settled certain disputes among the parties related to the Company's acquisition of PTP from Sullivan on June 29, 2001, and the termination of Sullivan's employment with PTP on November 1, 2001. Pursuant to the release, Sullivan received approximately $464 cash, comprised of approximately $107 as severance for the termination of his employment with PTP, and approximately $357 as payment in full of a promissory note issued by PTP to Sullivan on June 29, 2001. Also, approximately $42 of liabilities of PTP that Sullivan had personally guaranteed were paid off in full. The release required Sullivan to transfer 1,800 of his 2,000 shares of the Company's common stock back to the Company (see Note 2).

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. In connection with its facility leases, the Company has indemnified its lessor for certain claims arising from the use of the facilities. In connection with certain of its debt, stock purchase and other agreements, the Company has indemnified lenders, sellers, and various other parties for certain claims arising from the Company's breach of representations, warranties and other provisions contained in the agreements. The duration of the guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
For The Year Ended December 31, 2003

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company is involved in various related party transactions. These transactions are summarized as follows:

During the year ended December 31, 2003, the Company borrowed $250 from an affiliate of a stockholder of the Company. The unpaid balance of $250 and accrued and unpaid interest is due September 2004. In March of 2004, the Company paid $125 in principal and $21 in accrued and unpaid interest. The Company recorded $16 of interest expense for the year ended December 31, 2003 related to the borrowings.

The Company has a note payable to a related party for the purchase of the land and building for the Company's corporate headquarters. The note is secured by a deed of trust, accrues interest at 12% per annum, payable monthly and the unpaid balance of $750 and accrued and unpaid interest is due September, 2004. Interest expense on the note was $90 and $22 for the years ended December 31, 2003 and 2002, respectively.

Pursuant to a Management Services Agreement effective May 1, 1999, between American Eco Corporation ("AEC") and the Company, AEC had agreed to provide certain services to the Company in exchange for a management fee to be paid on a monthly basis. The services included providing the Company with management guidance in addition to guaranteeing certain of the Company's obligations with its creditors, in order to allow the Company to receive favorable terms with its creditors. The agreement provided for a monthly payment of $40. The Company believes that AEC did not perform its responsibilities under the management agreement and it is contesting the validity of the agreement. At December 31, 2001, the Company had recorded $1,370 of accrued expenses payable to AEC. During the year ended December 31, 2002, the Company recorded no monthly expense and wrote-off $1,295 of the amounts due to other income (expense) in the accompanying consolidated statements of operations as management believes the Company has no liability for these fees as no services were rendered. At December 31, 2003 and 2002, the Company has $0 and $75 of accrued liabilities recorded in due to related party in the consolidated balance sheet related to this matter.

During the year ended December 31, 2002, an advance of $80 was made to an officer of the Company. The advances are non-interest bearing and are due on demand. The outstanding balance at December 31, 2003 and 2002 was $44 and $60, respectively.

NOTE 13 – SUBSEQUENT EVENTS

In January 2004, the Company raised $4,000 in a private placement with Laurus Master Fund, Ltd. ("Laurus"). The placement included two promissory notes -- a secured convertible minimum borrowing note in the original principal amount of $1,500 (the "Convertible Note") and a secured revolving note in the original principal amount of $2,500 (together, the "Notes"). The Notes earn interest at the prime rate plus 2.5%, are secured by all of the assets of the Company, and the Convertible Note can be converted into shares of common stock at a fixed conversion of price of $1.88 per share. These notes have a two-year term. Estimated costs of this financing of approximately $490 will be amortized as additional interest expense over the two-year life of the agreement.

In March 2004, the Company raised $2,000 in a private placement of 80 shares of Series A Preferred Stock, $.001 par value per share ("Preferred Stock"). Dividends on the Preferred Stock are payable semi-annually at a rate of 8% per annum, in cash or common stock, at the option of the Company. The Preferred Stock converts into common stock at a conversion rate of $1.25 for each share of common stock at the option of the holder or automatically after two years, as defined. Purchasers of the Preferred Stock received Series A Warrants to purchase common stock at an exercise price of $1.75 per share, expiring 90 days from the effective date of their registration statement, and Series B Warrants to purchase common stock at an exercise price of $2.25 per share, expiring March 2009. In the event of a liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Preferred Stock are entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $25,000 per share of the Preferred Stock plus any accrued and unpaid dividends before any payment is made or any assets distributed to the holders of the common stock.  Estimated costs of this transaction of $854 will be amortized as additional dividends over the two-year maximum life of the preferred stock.

In March 2004, the Company signed one letter of intent to acquire a specialty residential services company for approximately $10,000. (See "Current Letters of Intent")