Form 10KSB/A
period 2003-12-31
HOME SOLUTIONS OF AMERICA INC
filed 2004-04-29
CIK 855424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB/A

(Mark One)

[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

[  ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to

Commission file number                   0-22388

HOME SOLUTIONS OF AMERICA, INC.
(Name of Small Business Issuer in Its charter)

Delaware	99-0273889
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

5565 Red Bird Center Drive, Suite 150, Dallas, Texas	75237
(Address of Principal Executive Offices)	(Zip Code)

(281) 970-9859
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Stock, Par Value $0.001 per share	The American Stock Exchange

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

None

Transitional Small Business Disclosure Format: Yes           No      X

	HOME SOLUTIONS OF AMERICA, INC.
	FORM 10-KSB/A
	Table of Contents
		Page
Item		Number

	PART I

1.	Description of Business	1

2.	Description of Property	4

3.	Legal Proceedings	4

4.	Submission of Matters to a Vote of Security Holders	4

	PART II

5.	Market for Common Equity and Related Stockholder Matters	6

6.	Management's Discussion and Analysis or Plan of Operation	7

7.	Financial Statements	10

8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	10

PRELIMINARY NOTE: This Annual Report on Form 10-KSB/A contains forward-looking statements relating to our goals, beliefs, plans or current expectations and other statements that are not historical facts. For example, when we use words such as "project," "believe," "anticipate," "plan," "expect," "estimate," "intend," "should," "would," "could" or "may," or other words that convey uncertainty of future events or outcome, we are making forward-looking statements. We refer you to the caption entitled "Trends, Risks and Uncertainties" in Item 6 of Part II for important factors that could cause actual results to differ materially from those indicated by our forward-looking statements made herein and presented elsewhere by management. Such forward-looking statements represent management's current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements made by us.

i

EXPLANATORY NOTE

                This Amendment No. 1 on Form 10-KSB/A to the Annual Report on Form 10-KSB of Home Solutions of America, Inc. filed on April 29, 2004 with the Securities & Exchange Commission is filed solely for purposes of the following:  (1) including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934; and (2) reclassifying certain amounts in our audited December 31, 2003 Consolidated Balance Sheet as reflected on page F-3 for purchase price allocation adjustments, amending one sentence in our "Management's Discussion and Analysis of Results of Operations and Financial Condition" as reflected in Item 7 on page 9, revising one number in our "Business Background" as reflected in Item 1 on page 4, and revising certain disclosures on our Consolidated Statement of Cash Flows on page F-7 and Notes 1, 2 and 7 to the audited financial statements as reflected on pages F-9, F-12, and F-17, respectively, for corresponding changes.

The Company will not file its proxy statement within 120 days of its fiscal year ended December 31, 2003 and is therefore amending and restating in its entirety Items 9, 10, 11, 12, 13 and 14 of Part III of the Annual Report on pages 11 through 20.  On page F-3, the amount for the balance sheet caption "Goodwill" was increased from $17,538 to $19,715, the amount for the caption "Accounts payable and accrued expenses" was decreased from $3,572 to $3,459, a new caption "Payable to Seller" with a balance of $4,290 was added, and the amount for the caption "Notes payable" was decreased from $2,653 to $653.  Corresponding amounts for subtotals and totals on page F-3 were revised accordingly.  On page 9, the first sentence under the caption "Liquidity and Capital Resources" was changed from "The Company's existing capital resources as of December 31, 2003, consisted of cash and accounts receivable totaling $7,279,000 compared to cash, and accounts receivable of $3,935,000 as of December 31, 2002" to "The Company has a net working capital deficit of $4,999,000 as of December 31, 2003."  On page 4, the total amount paid for the acquisition of SE was changed from $12,151,000 to $12,192,000.  On page F-7, the 2003 amount for the caption "Issuance and assumption of notes payable in acquisitions" was changed from $8,843 to $6,843, and a new caption "Accrual to seller in acquisitions" with a 2003 balance of $4,290 and a 2002 balance of $0 was added.  On page F-9 in the goodwill table, the amount for the caption "Goodwill acquired during the year" for 2003 was revised from $10,388 to $12,565, with a corresponding change to the amount for the total caption "Balance as of December 31, 2003."  On page F-12 in the purchase price table, the amount for the caption "Commissions, legal, accounting and other costs (including $931 of stock and warrants committed to be issued and issued in February 2004)" was changed from $1,682 to $1,724, and the caption "Acquisition payable (paid in February 2004)" was revised to "Payable to seller (paid in February 2004)," with a corresponding change to the amount for the total purchase price.  On page F-12 in the purchase price allocation table, the amount for the caption "Current liabilities" was revised from $(689) to $(534) and a new caption "Payable to seller (cash and receivables distributed to seller prior to closing in February 2004)" with a balance of $(2,290) was added, with a corresponding change to the amount for the subtotal caption "Estimated fair value of tangible net assets acquired," and the amount for the caption "Goodwill and other intangible assets" was revised from $8,515 to $10,692, with a corresponding change to the amount for the total purchase price allocated.  On page F-17 in the short-term debt table, the caption "SE acquisition payable in full to seller on February 6, 2004 at closing (see Note 2)" and corresponding amount was deleted from the table, with a corresponding reduction in the amount for the total short-term debt.

In addition, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, we are including with this Amendment No. 1 certain currently dated certifications.  Except as described above, no other amendments are being made to the Annual Report.  This form does not reflect events occurring after the March 30, 2004 filing of our Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

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

Effective December 2003, we acquired SE, based in Fort Myers, Florida, for approximately $12,192,000, including $2,000,000 in cash, $5,968,000 in seller notes and $2,500,000 in common stock. SE provides cabinet and countertop installation services to homebuilders and homeowners throughout southwestern Florida.

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

Liquidity and Capital Resources

The Company has a net working capital deficit of $4,999,000 as of December 31, 2003. The Company believes that the financing arrangements the Company currently has in place are sufficient throughout the next twelve months to finance its working capital needs.  However, implementation of the Company's strategic plan of acquiring niche residential services companies will require additional capital.

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

PART III

Item 9.    Directors and Executive Officers of the Registrant.

                The Company's executive officers and directors are as follows:

                Frank J. Fradella, age 48, serves as the Company's Chairman of the Board, President, and Chief Executive Officer.  Mr. Fradella has served as Chairman of the Board since July 2001, and has served as a director since July 2000.  Mr. Fradella was reappointed Chief Executive Officer in September 2003, and President in December 2003, after having served in such positions from July 2000 to March 2003, and during 1997 and 1998.  Mr. Fradella has an extensive background in maintenance, construction, and labor-intensive businesses. He has been Chairman, CEO, and President of two publicly traded companies, and has held executive positions in two others. He has excelled in managing companies whose assets may have been initially under-valued and has performed significant financial turnarounds for these companies. He has also participated in numerous acquisitions that contributed to the companies' financial success.

Rick J. O'Brien, age 39, currently serves as the Company's Senior Vice President, Chief Financial Officer, and Secretary.  Mr. O'Brien served as Vice President of the Company from July 31, 2003, the date that the Company acquired Fiber-Seal Systems, L.P. ("Fiber-Seal"), now a wholly owned subsidiary of the Company, until December 2003, at which time he was appointed to his current positions.  Mr. O'Brien has served as President of Fiber-Seal since 2002, and had a controlling interest in Fiber-Seal  until its sale to the Company.  From 1995 to 2003, Mr. O'Brien owned and operated Amherst-Merritt International, and oversaw the operations of its two business lines:  a computer accessory manufacturer and an office products distributor.   Mr. O'Brien obtained a Bachelor of Arts degree from Vanderbilt University in 1986, and an MBA from Rice University in 1991.

                Mark W. White, age 64, has served as a director of the Company since January 2003.  Governor White served as the Governor of Texas from 1983-1987, and as the Attorney General of Texas from 1979-1983.  Governor White is an attorney, and is the founder of Geovox Security, Inc.  Governor White received a degree in business administration from Baylor University in 1962 and a law degree from Baylor School of Law in 1965.

                Michael S. Chadwick, age 53, has served as a director of the Company since January 2003.  Mr. Chadwick is the Senior Vice President and Managing Director of Sanders Morris Harris, an investment banking firm based in Houston, Texas, and has been active in the commercial banking and investment banking fields since 1975.  Prior to joining SMH in 1994, Mr. Chadwick was President and Principal of Chadwick, Chambers & Associates, Inc., which he co-founded in 1988.  Mr. Chadwick holds an MBA from Southern Methodist University (1975) and a BA in Economics from the University of Texas at Austin (1974).  Mr. Chadwick also attended the Wharton School of Finance at the University of Pennsylvania (1970-1972).  Mr. Chadwick currently serves as a director of two other public companies:  Landry's Restaurants, Inc. and Blue Dolphin Energy Company.

                Willard W. "Kim" Kimbrell, age 62, has served as a director of the Company since April 2003.  Mr. Kimbrell is the founding partner of Third Coast Architects, a residential and commercial architectural firm based in Houston, Texas. In his role as principal of Third Coast Architects, Mr. Kimbrell has developed strong relationships with numerous highly regarded contractors at the state and national level. Mr. Kimbrell's in-depth knowledge of building economics, coupled with his design capabilities, has earned his firm and him the reputation for completing projects on time and within budget as well as the respect and confidence of his clients.  Mr. Kimbrell graduated from the University of Oklahoma with a Bachelor of Architecture degree, and he is a registered architect in over a dozen states and a licensed interior designer in the state of Texas.

                Directors are elected at each annual meeting of stockholders, although vacancies resulting from resignation, removal, death, or an increase in the size of the Board between annual meetings may be filled by the remaining members of the Board.  Directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified.  The Board met once during 2003, and the Board approved of several matters by unanimous written consent. The Board of Directors does not have a nominating committee.

                Audit Committee.  In January 2003, upon increasing the size of the Company's Board, the Board formed an audit committee. The Audit Committee oversees Home Solutions's corporate accounting and financial reporting process. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of the independent auditors; determines the engagement of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on Home Solutions's engagement team as required by law; reviews the financial statements to be included in Home Solutions's annual report on Form 10-KSB; and discusses with management and the independent auditors the results of the annual audit and the results of Home Solutions' quarterly financial statements. Two directors comprise the Audit Committee: Messrs. Chadwick (Chairman) and Kimbrell. Both members of Home Solutions' Audit Committee are independent (as independence is currently defined under the American Stock Exchange's listing standards). The Audit Committee has adopted a written Audit Committee Charter, a copy of which was attached as an exhibit to the Company's 2003 proxy statement.

                Compensation Committee.  Two directors comprise the Compensation Committee:  Messrs. White (Chairman) and Fradella.  Mr. Fradella does not participate in any Compensation Committee actions affecting his compensation.

                Compensation of Directors.  The Company does not pay directors' fees to its Board members, but does provide transportation, lodging and reimbursement of all reasonable expenses for attending Board meetings.  Also, directors are eligible for certain awards under the Company's 2001 Stock Plan and 1998 Stock Option Plan, which are granted to directors from time-to-time at the discretion of the Board.  Options to purchase 100,000 shares of the Company's common stock were granted to each of Messrs. White, Chadwick, and Kimbrell upon his appointment to the Board.  Such options vest in one-third increments over a three-year period.

Section 16(a) Beneficial Ownership Reporting Compliance

                Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Home Solutions' directors and executive officers, and persons who own more than 10% of a registered class of Home Solutions' equity securities, to file with the SEC reports of ownership and changes in ownership of Common Stock and other equity securities of Home Solutions. Such reporting persons are required to furnish the Company with copies of all Section 16(a) forms they file.

                Based on the Company's review of copies of such reports furnished to us, we believe that, during the 2002 fiscal year, all Section 16(a) filing requirements applicable to Home Solutions' executive officers, directors and greater than 10% beneficial owners were complied with except for (i) Mr. Rick J. O'Brien was approximately one week late in filing a Form 4 to report stock options he received upon his initial employment with the Company, (ii) Messrs. White, Chadwick, and Kimbrell were each approximately one month late in filing an initial Form 3 upon becoming a director of the Company and a Form 4 to report the 100,000 stock options received in connection therewith.

Code of Ethics

                 The Company has not formally adopted a Code of Ethics for its officers, but it intends to do so in early 2004.

Item 10.  Executive Compensation.

Summary Compensation Table

                The following table sets forth the cash and non-cash compensation paid by or incurred on behalf of Home Solutions to its Chief Executive Officer and certain other most highly paid executive officers for 2003, 2002 and 2001 (excluding executive officers whose salary and bonus did not exceed $100,000) (together, the "Named Executive Officers"):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Number of Securities Underlying Options (#)(1)	All Other Compensation

Frank J. Fradella	2003	$100,000	--	--	$63,000(2)
(Chairman/CEO)	2002	$200,000	$5,650	--	$11,000(3)
	2001	$270,000	--	750,000	$15,500(3)

R. Andrew White(4)	2003	$155,625	$25,000(5)	250,000	--
(Former CEO/CFO)	2002	$110,000	$15,850	170,000	--
	2001	--	--	--	--

_____________

(1) For purposes of the tables set forth in this Section VI, restricted stock purchase rights, which function substantially the same as stock options, will be included with stock options.

(2) Of this amount, $3,000 consists of an automobile allowance paid to Mr. Fradella, and $60,000 represents consulting fees during the period of time in 2003 (March through September) that Mr. Fradella was a non-employee consultant to the Company.

(3) Consists of an automobile allowance paid to Mr. Fradella.

(4) Mr. White joined Home Solutions in January 2002, resigned in December 2003, and currently serves as a consultant to the Company.

(5) This bonus was accrued in 2003, but was foregone by Mr. White in 2004 prior to its payment.

Option Grants in 2003

                The following table provides details regarding stock options granted in 2003 to the Named Executive Officers:

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in 2003	Exercise Price per Share	Expiration Date

Frank J. Fradella	--	--	--	--

R. Andrew White	250,000	29.8%	$2.10	3/15/2013

Aggregated Option Exercises in 2003 and Year-End Option Values

                The following table details the December 31, 2003 year-end estimated value of unexercised stock options of each of the Named Executive Officers:

			Number of Securities Underlying Unexercised Options at Year-End: Exercisable Unexercisable		Value of Unexercised In-the-Money Options at Year-End(1): Exercisable Unexercisable
Name	Number of Shares Acquired on Exercise (#)	Value Realized($)

Frank J. Fradella	0	0	750,000	--	$352,500	--

R. Andrew White	0	0	420,000	--	$40,500	--

_______________

(1)  The estimated value of unexercised in-the-money stock options held at the end of 2003 assumes a per-share fair market value of $1.52 (the closing trading price of the Common Stock on December 31, 2003), and per-share exercise prices as follows: $.65 for 250,000 of Mr. Fradella's stock options, and $1.25 for his other 500,000 vested options; $1.25 for 150,000 of Mr. White's stock options, and Mr. White's other 270,000 options are excluded as their exercise prices ($1.82 or $2.10) were not in the money at the end of 2003.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Management Ownership

                The table below shows the beneficial ownership as of April 28, 2004, of Common Stock by each of the directors and the Named Executive Officers (defined below under the heading Summary Compensation Table in Item 10) of Home Solutions and all directors and Named Executive Officers as a group. In addition to the 16,111,658 shares of Common Stock outstanding on April 28, 2004, this table also gives effect to shares that may be acquired pursuant to options, warrants or convertible securities within 60 days after such date. The principal business address of each person in this table is c/o Home Solutions of America, Inc., 5565 Red Bird Center Drive, Suite 150, Dallas, Texas 75237.

	Number of Shares	Percentage of Class
Executive Officers and Directors	Beneficially Owned	Beneficially Owned

Frank J. Fradella, Chairman, CEO..	750,000(1)	4.4%
R. Andrew White, former CEO/CFO	520,000(2)	3.1%
Mark W. White, Director...............	33,333(3	0.2%
Michael S. Chadwick, Director......	33,333(3)	0.2%
Willard W. Kimbrell, Director.......	35,333(3)	0.2%
All directors and executive officers
as a group (five persons)...............	1,371,999(1)(2)	7.9%

______________

(1)    Consists of 750,000 shares that Mr. Fradella could acquire through the exercise of certain fully vested stock options and restricted stock purchase rights.

(2)     Includes 420,000 shares that Mr. White could acquire through the exercise of certain vested stock options.

(3)   Messrs. White, Chadwick and Kimbrell each have been awarded 100,000 stock options.  As of this date, one-third of these options, representing 33,333 underlying shares of Common Stock, have vested.

Other Security Ownership

                The following is tabulation as of April 28, 2004, of those stockholders of Home Solutions who own beneficially in excess of 5% of Home Solutions' Common Stock:

	Number of Shares	Percentage of Class
Beneficial Owner	Beneficially Owned	Beneficially Owned

Dale W. Mars, Trustee of the
Dale W. Mars Trust Dated 7-16-97 (1)	1,337,242	8.3%
Tyrrell L. Garth (2)	1,330,436	8.3%
Barbara Feldman (3)	1,050,300	6.5%

                ______________

(1)   Mr. Mars' principal business address is c/o Southern Exposure Unlimited of Florida, Inc., 5868 Enterprise Parkway, Ft.        Myers, FL 33905.

                        (2)     Mr. Garth's principal business address is c/o Cheyenne Capital, 350 Dowlen Road, Suite 200, Beaumont, Texas 77706.

                        (3)     Ms. Feldman's principal business address is 2081 Magnolia Lane Highland Park, Illinois 60035

The following table provides information regarding securities authorized for issuance under equity compensation plans, as of December 31, 2003, concerning compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

	(a)	(b)	(c)
	----------------------------	------------------------	--------------------------
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
----------------------------------	-------------------------	------------------------	--------------------------
Equity compensation plans
approved by security holders	2,500,030	$1.59	2,417,170

Equity compensation plans not approved by security
Holders	1,922,692	$1.10	--
	---------------------	----------------	--------------------
Total	4,422,722	$1.38	2,417,170

For a complete description of the Company's equity compensation plans, please refer to Note 9 of our audited consolidated financial statements as of December 31, 2003.

Item 12. Certain Relationships and Related Transactions.

Employment Agreements and Termination of Employment/Change-in-Control Arrangements

                In connection with his resignation as President/CEO (he remained Chairman of the Board), the Company and Frank J. Fradella entered into a consulting agreement as of March 15, 2003, which replaced his then-existing employment agreement.  The consulting agreement had a term of three years, and provided for a monthly fee of $10,000, $60,000 of which was accrued in 2003 and paid in early 2004.  In connection with the execution of his consulting agreement, the Company fully vested Mr. Fradella's 500,000 stock purchase rights and 250,000 stock options.  Since his reappointment as Chief Executive Officer and President in September 2003, Mr. Fradella has served in such positions without an employment agreement, at an annual salary of $200,000.  Mr. Fradella was granted 500,000 stock options with an exercise price of $1.80 on January 27, 2004, which vest over a three-year period.

                Upon the acquisition of Fiber-Seal in July 2003, the Company entered into an employment agreement with Rick J. O'Brien, pursuant to which Mr. O'Brien has served as President of Fiber-Seal and Vice President of Home Solutions.  Mr. O'Brien was granted 250,000 stock options on the date of his employment, at an exercise price of $2.00 per share, vesting over a 36-month period.  In December 2003, in connection with Mr. O'Brien's appointment to the positions of Senior Vice President, Chief Financial Officer, and Secretary of the Company, and the amendment of certain of the Fiber-Seal acquisition agreements (including the termination of a repurchase option by the former owner of Fiber-Seal), (i) the Company immediately vested a warrant to purchase 250,000 shares of Common Stock, held by the entity that had previously owned Fiber-Seal, which is controlled by Mr. O'Brien, (ii) Mr. O'Brien's salary was increased to $150,000 per year, and (iii) Mr. O'Brien was granted an additional 250,000 stock options at $2.00 per share, vesting over a 36-month period.

                From March 2002 until December 2003, R. Andrew White served as the Company's CFO, from March 2003 until September 2003 he served as the Company's CEO, and from March 2003 until December 2003 he served as the Company's President.  Mr. White resigned in December 2003 (at which time all of his outstanding options became fully vested), and the Company and Mr. White entered into a consulting agreement at such time, pursuant to which he has provided consulting services to the Company.  In connection with the execution of the consulting agreement, one of Mr. White's options that had been granted under the Company's 1998 Stock Option Plan was replaced by a substantially similar option under the 2001 Stock Plan.

1998 Stock Option Plan.  Recipients of stock options under the Company's 1998 Stock Option Plan must exercise all vested options within three months from the date of termination of the optionee's employment or cessation of service to the Company (or one year for options granted to outside directors), or such options are forfeited.  Outstanding stock options under the 1998 Stock Option Plan automatically vest in the event of a "change of control" (as defined in the 1998 Stock Option Plan), which includes any person or group acquiring 20% of the outstanding Common Stock.

                2001 Stock Plan.  Under the Company's 2001 Stock Plan, Optionees have at least 30 days to exercise vested stock options following the cessation of service to the Company, and in the absence of a specified time in the individual option agreement, the period of time for exercising vested stock options will be three months following the optionee's cessation of services to the Company.  The Board may use its discretion in determining whether any outstanding stock options or stock purchase rights will vest on an accelerated basis following a "change of control" (as defined in the 2001 Stock Plan).  If an optionee's employment is terminated or his or her job duties are adversely changed within six months of such a change of control, however, all stock options held by such optionee would immediately vest on the date of termination.

Other Related Party Transactions

Upon the appointment of Mark White, Michael Chadwick, and Kim Kimbrell to the Company's Board of Directors in early 2003, each new director received stock options to purchase 100,000 shares of Common Stock, at exercise prices of $1.65 - $1.75, vested over a three-year period.

In October 2002, in connection with the Company's purchase of the office building that served as our corporate offices at 11850 Jones Road Houston, Texas, an affiliate of Mr. Tyrrell L Garth, a stockholder who holds greater than 5% of the Company's outstanding Common Stock, provided a $750,000 first-lien mortgage to the Company.

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

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.++

31.2	Certification of Principal Financial Officer pursuant to Section 301 of the Sarbanes-Oxley Act of 2002.++

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

*	Denotes a management contract or compensatory plan or arrangement.
+	Filed as an exhibit to the Company's annual report on Form 10-KSB for the year ended December 31, 2003, as filed on March 30, 2004.
++	Filed herewith.
(b)	Reports on Form 8-K None.

Item 14. Principal Accountant Fees and Services.

Corbin & Company, LLP ("C&C") has served as Home Solutions' independent public accountants for each of the last two years.  The approximate aggregate fees, including out-of-pocket expenses, billed for professional services rendered by C&C during 2003 and 2002 were as follows:

	Audit Fees(1)	Tax Fees	All Other Fees

2003	$145,000	$1,000	$14,000 (2)
2002	$60,000	$17,000	$0

____________

(1)   For the audit of the Company's consolidated financial statements as of and for the applicable year, and the review of the Company's quarterly reports on Form 10-QSB during the applicable quarters for 2003.  For 2003, also includes the stand-alone audit of the SE Companies, a material acquisition made by the Company effective December 31, 2003.

(2)    For a registration statement on Form S-3 that was filed in June 2003 and miscellaneous consultation on accounting matters.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME SOLUTIONS OF AMERICA, INC.

Dated:	April 29, 2004	By: /s/ FRANK J. FRADELLA
Frank J. Fradella
Chief Executive Officer

Dated:	April 29, 2004	By:	/s/ RICK J. O'BRIEN
Rick J. O'Brien
Chief Financial Officer

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

/s/ Corbin & Company, LLP

Corbin & Company, LLP

Irvine, California
March 12, 2004

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2003
(In Thousands, Except Per Share Data)

ASSETS

Current assets:
Cash	$2,728
Accounts receivable, net of allowance for doubtful accounts of $83	4,551
Prepaid expenses and supplies	782
Total current assets	8,061

Property and equipment, net of accumulated depreciation
and amortization of $391	2,190

Intangible assets, net of accumulated amortization of $216	3,024

Goodwill	19,715

Due from related party	44

Other assets	264

$33,298

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,459
Payable to seller	4,290
Due to related party	12
Line of credit borrowings	519
Current portion of long-term debt	2,999
Current portion of capital lease obligations	128
Notes payable	653
Notes payable to related party	1,000
Total current liabilities	13,060

Long-term liabilities:
Long-term debt, net of current portion	5,351
Capital lease obligations, net of current portion	98
Minority interest	38

Total liabilities	18,547

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value; 50,000 shares authorized;
14,164 shares issued and outstanding	14
Additional paid-in capital	37,515
Accumulated deficit	(22,778)
Total stockholders' equity	14,751

$33,298

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

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Year Ended December 31, 2003	Year Ended December 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(702)	$(447)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	846	105
Allowance for doubtful accounts	(22)	10
(Gain) loss on sale of assets	(30)	41
Loss on sale of PTP	-	104
Gain on extinguishment of debt	(152)	-
Impairment loss	297	-
Reversal of previously recorded liabilities	-	(1,540)
Stock-based compensation	121	117
Deferred tax provision	32	-
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	879	618
Costs and estimated earnings in excess of billings on jobs in
progress, net	20	6
Prepaid expenses and supplies	94	(63)
Other assets	(79)	(1)
Accounts payable and accrued expenses	22	(836)
Due to related party	(75)	-

Net cash provided by (used in) operating activities	1,251	(1,916)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on notes receivable	-	199
Cash transferred in sale of PTP	-	(198)
Cash acquired from purchase of SE	2,589	-
Purchase of PWS, net of cash acquired of $260	-	(740)
Costs incurred for purchase of CTRS	(140)	-
Costs incurred for purchase of FSS, net of cash acquired of $6	(134)	-
Advances to related parties	-	(80)
Collections on advances to related parties	16	20
Proceeds from sale of property and equipment	43	-
Purchases of property and equipment	(153)	(50)

Net cash provided by (used in) investing activities	2,221	(849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt, notes payable and capital leases	(1,500)	(580)
Proceeds from sale of stock	-	1,400
Proceeds from notes payable	250	-
Proceeds from notes payable to related party	250	-
Net repayments on line of credit	(9)	-

Net cash provided by (used in) financing activities	(1,009)	820

NET INCREASE (DECREASE) IN CASH	2,463	(1,945)

CASH AT BEGINNING OF YEAR	265	2,210

CASH AT END OF YEAR	$2,728	$265

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$362	$53
Income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Machinery and equipment acquired through capital lease obligations	$15	$14
Fixed assets acquired through notes payable	$100	$-

Stock and options/warrants issued for services	$153	$117
Stock issued in payment/settlement of accounts payable	$-	$662
Common stock returned as settlement	$-	$2,628
Stock issued for notes receivable	$-	$126
Stock and debt issued for purchase of land and building	$-	$1,000
Issuance of notes payable for fixed asset	$100	$-
Issuance of stock for conversion of debt	$5,981	$-
Disposal of assets for settlement of obligations	$786	$-
Disposal of capital lease obligations for settlement of obligations	$101	$-
Interest expense converted to long-term debt	$124	$-
Issuance and assumption of notes payable in acquisitions	$6,843	$-
Accrual to seller in acquisitions	$4,290	$-
Issuance of common stock for acquisitions	$3,788	$-
Issuance of warrants for acquisitions	$602	$-
Stock exchange listing fees	$49	$-
Insurance policy financed	$53	$-

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

The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows (see Note 2):

Balance as of January 1, 2002	$3,465
Goodwill reversed due to settlement	(2,628)
Goodwill written off due to sale of PTP	(837)
Goodwill acquired during the year	7,575

Balance as of December 31, 2002	7,575

Goodwill acquired during the year	12,565
Goodwill impaired at CTRS	(297)
Goodwill written off due to sale of CTRS	(128)

Balance as of December 31, 2003	$19,715

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

The purchase price was comprised of the following:
Payable to seller (paid in February 2004)	$2,000
Notes payable (see Note 7)	5,968
Common stock committed to be issued (issued in February 2004)	2,500
Commissions, legal, accounting and other costs (including $931 of
stock and warrants committed to be issued and issued in February 2004)	1,724

$12,192

The purchase price was allocated as follows:

Current assets	$4,542
Property and equipment	167
Other long-term assets	9
Current liabilities	(534)
Payable to seller (cash and receivables distributed to seller prior to closing in February 2004)	(2,290)
Long-term liabilities	(356)
Minority interest	(38)

Estimated fair value of tangible net assets acquired	1,500
Goodwill and other intangible assets	10,692

$12,192

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

NOTE 7 – SHORT-TERM AND LONG-TERM DEBT

Short-term debt consist of the following at December 31, 2003:

FSS seller note with interest at the prime rate (4% at December 31, 2003) payable in two
payments of $260 in January and June 2004	$520

Other	133

$653

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

In March 2004, the Company raised $2,000 in a private placement of 80 shares of Series A Preferred Stock, $.001 par value per share ("Preferred Stock"). Dividends on the Preferred Stock are payable semi-annually at a rate of 8% per annum, in cash or common stock, at the option of the Company. The Preferred Stock converts into common stock at a conversion rate of $1.25 for each share of common stock at the option of the holder or automatically after two years, as defined. Purchasers of the Preferred Stock received Series A Warrants to purchase common stock at an exercise price of $1.75 per share, expiring 90 days from the effective date of their registration statement, and Series B Warrants to purchase common stock at an exercise price of $2.25 per share, expiring March 2009. In the event of a liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Preferred Stock are entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $25 per share of the Preferred Stock plus any accrued and unpaid dividends before any payment is made or any assets distributed to the holders of the common stock.  Estimated costs of this transaction of $854 will be amortized as additional dividends over the two-year maximum life of the preferred stock.

In March 2004, the Company signed one letter of intent to acquire a specialty residential services company for approximately $10,000. (See "Current Letters of Intent")