Form 10QSB
period 2004-03-31
HOME SOLUTIONS OF AMERICA INC
filed 2004-05-17
CIK 855424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

            (Mark One)

                [x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2004

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

                                    5565 Red Bird Center Dr Suite 150 Dallas, Texas 75237
                                                (Address of Principal Executive Offices)

                                                              214 623 8446
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

Yes         X               No

            The number of shares outstanding of the registrant's common stock, $.001 par value per share, as of May 17, 2004 was 16,405,070

            Transitional Small Business Disclosure Format: Yes                       No         X

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
 (In Thousands, Except Per Share Data)

March 31,
2004
(unaudited)
ASSETS
Current assets:
Cash	$ 1,386
Accounts receivable, net of allowance for doubtful accounts of $86	4,058
Inventories	382
Prepaid expenses and other current assets	502
Total current assets	6,328

Property and equipment, net of accumulated depreciation of $426	2,113
Intangibles, net of accumulated amortization of $270	2,970

Goodwill	19,714

Due from related party	37

Other assets	214

$31,376
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 2,612
Due to related party	12
Current portion of long-term debt	2,242
Current portion of capital lease obligations	111
Notes payable	272
Notes payable to related party	875
Total current liabilities	6,124
Long-term liabilities:
Long-term debt, net of current portion	7,842
Minority interest	91
Capital lease obligations, net of current portion	88

Total liabilities	14,145

Commitments and contingencies

Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 0.08 shares authorized;
.08 shares issued and outstanding (total liquidation preference of $2,000)	-
Common stock, $0.001 par value, 50,000 shares authorized;	16
15,972 shares issued and outstanding
Additional paid-in capital	39,629
Retained earnings	(22,414)
Total stockholders' equity	17,231

$ 31,376

The accompanying notes are an integral part of these financial statements.

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF INCOME
 (In Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2004	2003

Net sales	$ 6,667	$ 3,929

Costs and expenses:
Cost of sales	3,702	2,072
Selling, general and administrative expenses	2,521	1,698
	6,223	3,770

Operating income	444	159

Other income (expense):
Gain on sale of assets	6	-
Interest income	2	-
Interest expense	(123)	(149)
Other income	152	4
Total other income (expense), net	37	(145)

Income from operations before income taxes and minority interest	481	14

Income taxes	-	-

Minority interest in income of consolidated subsidiary	(54)	-

Net income	$ 427	$ 14

Net income available to common shareholder per share:
Basic	$ 0.02	$ -
Diluted	0.02	-

Weighted average number of common shares outstanding:
Basic	15,930	11,079
Diluted	18,801	12,324

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 427	$ 14
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	278	126
Minority interest in income of consolidated subsidiary	54	-
Provision for (recovery of) doubtful accounts	3	(2)
Gain on sale of assets	(6)	-
Gain on extinguishment of debt	(129)	-
Stock-based compensation	-	44
Changes in operating assets and liabilities, net of acquisitions and divestitures-
Accounts receivable	490	91
Prepaid expenses and other current assets	(17)	50
Costs and estimated earnings in excess of billings on jobs in progress, net	(55)	-
Other assets	50	-
Accounts payable and accrued expenses	(243)	352
Due to related party	7	-

Net cash provided by operating activities	859	675

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	42	-
Fees paid for pending acquisitions	-	(280)
Purchase of SE, including acquisition costs	(4,886)	-
Advances from related party, net	-	(1)
Purchases of property and equipment	(76)	(65)

Net cash used in investing activities	(4,920)	(346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on line of credit	(519)	(1)
Proceeds from (payments to) notes payable to related party	(125)	250
Proceeds from preferred stock, net of cash issuance costs	1,878	-
Proceeds from note payable, net of cash issuance costs	3,628	250
Principal payments on notes payable	(381)	(85)
Principal payments on long-term debt and capital leases	(1,762)	(586)

Net cash provided by (used in) financing activities	2,719	(172)

NET (DECREASE) INCREASE IN CASH	(1,342)	157

CASH AT BEGINNING OF PERIOD	2,728	265

CASH AT END OF PERIOD	$ 1,386	$ 422

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

Three Months Ended
March 31,
	2004	2003
Cash paid for:
Interest	$ 123	$ 77
Income taxes	$ -	$ -

Supplemental schedule of non-cash investing and financing activities:
Fixed assets acquired through capital lease obligations	$ 15	$ 15
Fixed assets acquired through notes payable	$ 12	$ 100
Preferred dividend accrual	$ 12	$ -
Fair value of warrants issued for debt private placement	$ 118	$ -
Disposal of assets for settlement of accounts payable	$ 18	$ -
Amortization of preferred stock issuance costs and beneficial conversion
as preferred stock dividends	$ 50	$ -
Fair value of warrants issued in connection with preferred stock and beneficial	$ 1,093	$ -
conversion feature of preferred stock
Shares issued for prepaid consulting	$ 68	$ -

The accompanying notes are an integral part of these financial statements.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Dollars and Shares in Thousands, Except Per Share Data)

NOTE 1 -         BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Description and Nature of Operations

Home Solutions of America, Inc. ("we," "us," "Home Solutions," or the "Company") is a Delaware corporation that was incorporated in 1998.  Our growth strategy is to become a leading provider of specialty residential services that protect the homeowner's single largest investment - their home. We seek a dominant market position through the acquisition of strategic, specialized, profitable and well-managed residential service companies, and through the above average internal growth of these operations.  Home Solutions provides restoration services such as cleaning and fabric protection, fire and water restoration. The Company also provides specialty interior services including cabinet and countertop installations.

In November 2002, Home Solutions acquired PW Stephens, Inc. ("PWS"), a provider of residential and light commercial indoor air remediation services, for $13,402, consisting of cash, the exchange of certain assets, seller notes, commissions and other costs.  These operations are included in our 2003 financial results.  In July 2003, the Company closed the acquisition of Fiber Seal Systems, LP ("FSS").  FSS operations are included in our 2003 financial results, beginning July 2003.

Effective December 31, 2003, Home Solutions acquired 100% of Southern Exposure Unlimited of Florida, Inc., 100% of SE Tops of Florida, Inc. and 50% of SouthernStone Cabinets, Inc (together, "SE") based in Fort Myers, Florida, for approximately $12,192, including $2,000 in cash, $5,968 in seller notes, $2,500 in common stock and $1,724 in acquisition costs.  SE provides specialty interior services, including cabinet and countertop installation to homebuilders and homeowners throughout southwestern Florida.

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

The accompanying unaudited, interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and Regulation S-B, as promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, these interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes as contained in the Company's annual report on Form 10-KSB/A for the year ended December 31, 2003. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results of operations to be expected for the full year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Home Solutions of America, Inc. and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows.  The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management.  At March 31, 2004 the Company's management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

 HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Dollars and Shares in Thousands, Except Per Share Data)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition

Since the purchase of PWS in November 2002 and Fiber Seal Systems L.P. (FSS) in July 2003, revenue is recognized at the time the contract and related services are performed. The Company recognizes revenues from time and materials contracts and consulting services as those services are performed.  Advance payments made under these contracts are recorded as deferred revenue and recognized when the related services are performed.

In 2004, PWS undertook a fixed price contract.  The Company recognizes revenue from the fixed price contract using the percentage of completion method for financial reporting purposes. Under the percentage of completion method, revenues with respect to individual contracts are recognized in the proportion that costs incurred to date bear to total estimated costs. Revenue and costs estimates are subject to revision during the terms of the contracts and any required adjustments are made in the periods in which the revisions become known. General and administrative costs are not allocated to contract costs and are charged to expense as incurred.

SouthernStone Cabinets, Inc. and SE Tops of Florida, Inc. recognize revenue for product sales at the time the related products are shipped to the customer. SE recognizes revenue upon complete installation of the cabinets and inspection by the customer. Deferred revenue represents amounts billed to customers prior to completion of the cabinets and inspection by the customer.

Stock-Based Compensation

The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, as amended, "Accounting for Stock Issued to Employees."   The Company accounts for non-employee stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation."  At March 31, 2004, the Company has two stock-based employee compensation plans, which are described more fully in Note 6.  During the three months ended March 31, 2004 and 2003, no compensation expense was recognized in the accompanying consolidated statements of operations for options issued to employees pursuant to APB 25.  No other stock-based employee compensation cost is reflected in the three months ended March 31, 2004 and 2003, as all options granted in these periods ended under those plans had either exercise prices equal to or greater than the market value of the underlying common stock on the date of grant or the vesting period starts after the three ended March 31, 2004 and 2003.  The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

Three Months Ended March 31,
	2004	2003
Net income as reported	$ 427	$ 14

Add: Total stock-based employee compensation expense under APB 25
	--	--
Deduct: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects

	(72)	(67)
	----------------	----------------
Pro forma net income (loss)	$ 355	$ (53)
	=======	=======
Basic and diluted income (loss) per share - as reported
	$ 0.02 =======	$ - =======

Basic and diluted income (loss) per share - pro forma
	$ 0.02 =======	$ - =======

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Dollars and Shares in Thousands, Except Per Share Data)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Other Income

During the three months ended March 31, 2004, the Company recognized income of $129 from the release and discharge of a promissory note related to the acquisition of PWS.  The Company was released from the promissory note which was in the original amount of $1,000 by and between the Company and Jane Barber dated November 1 2002 exchanged as a part of the consideration for the acquisition of PW Stephens, Inc. by Home Solutions of America, Inc. from Jane Barber. The income is recorded in other income in the accompanying consolidated statements of operations.

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

The following is a table reconciling BEPS and DEPS and the related weighted average number of shares outstanding for the three months ended March 31, 2004 and 2003:

	Three months ended March 31, 2004

	Numerator (Income)	Denominator (Shares)	Per share amount
Basic EPS:
Net income	$427
Less: Convertible Preferred Stock dividends	(12)
Convertbile Preferred Stock issuance
costs and amortization of beneficial
conversion feature	(50)

Income available to common stockholders	365	15,930	$0.02
			===========

Effect of dilutive securities:
Options and warrants	-	1,271
Convertible Preferred Stock	62	1,600

Diluted EPS:
Income available to common stockholders
plus assumed conversions	$427	18,801	$0.02
	=============		===========

	Three months ended March 31, 2003

	Numerator (Income)	Denominator (Shares)	Per share amount
Basic EPS:
Net income	$ 14
Less: Convertible Preferred Stock dividends	-

Income available to common stockholders	14	11,079	-

Effect of dilutive securities:
Options and warrants	-	1,245
Convertible Preferred Stock	-	-

Diluted EPS:
Income available to common stockholders
plus assumed conversions	$14	12,324	-
	=============		===========

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Dollars and Shares in Thousands, Except Per Share Data)

NOTE 2 - SEGMENT INFORMATION

The Company currently operates in two segments, Restoration Services, including indoor air contaminate abatement for residential and light commercial properties, cleaning and fabric protection services for primarily residential services and Specialty Interior Services. Under the Southern Exposure™ brand name, Home Solutions offers cabinet and countertop installation services. See Note 8 for segment disclosures.

NOTE 3 - DISPOSITIONS AND ACQUISITIONS

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

The purchase price was comprised of the following:

Acquisition payable (paid in February 2004)	$2,000
Notes payable (see Note 5)	5,968
Common stock committed to be issued (issued in February 2004)	2,500
Commissions, legal, accounting and other costs (including $931 of
stock and warrants committed to be issued and issued in February 2004)	1,724

$12,192

The purchase price was allocated as follows:
Current assets	$4,542
Property and equipment	167
Other long-term assets	9
Current liabilities	(534)
Payable to seller (cash and receivables distributed to seller prior to closing in February 2004)	(2,290)
Long-term liabilities	(356)
Minority interest	(38)

Estimated fair value of tangible net assets acquired	1,500
Goodwill and other intangible assets	10,692

$12,192

The Company has classified the excess of the purchase price over the estimated fair value of the tangible net assets acquired as goodwill as of March 31, 2004 in the accompanying consolidated balance sheet.  The Company is in the process of analyzing the components of the intangible assets and will have an appraisal performed by a third party during 2004 to assist the Company in determining its final purchase price allocation.

The following pro forma information presents the results of operations for the three months ended March 31, 2003, as though the FSS and SE acquisitions had occurred on January 1, 2003:

Three Months Ended
March 31, 2003

Revenue	$6,735
Net income	383
Earnings per share	$0.03

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company is involved in various related party transactions. These transactions are summarized as follows:

In March 2003, the Company borrowed $250 from an affiliate of a stockholder of the Company.  In March  2004, the Company paid $125 in principal and $21 in interest payable through March 31, 2004. Accrued and unpaid interest is due September 2004.

The Company has a note payable to a related party for the purchase of the land and building for the Company's corporate headquarters.  The note is secured by a deed of trust, accrues interest at 12% per annum, payable monthly with an unpaid principal balance of $750 at March 31, 2004. In March 2004, the Company paid $23 in interest payable through March 31, 2004.

For the three months ended March 31, 2004, the Company recognized $129 in other income from the forgiveness of debt from a stockholder (see Note 1).

For the three months ended March 31, 2004 and 2003, the Company recorded interest expense on related party notes of $27 and $24, respectively.

NOTE 5 - SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt

Short-term debt consist of the following at March 31, 2004:

FSS seller note with interest at the prime rate (4% at March 31, 2004) payable
in June 2004	$260

Other	12

$272

Long-Term Debt

In January 2004, the Company raised $4,000 in a private placement with Laurus Master Fund, Ltd. ("Laurus").  The placement included two promissory notes -- a secured convertible minimum borrowing note in the original principal amount of $1,500 (the "Convertible Note") and a secured revolving note in the original principal amount of $2,500 (together, the "Laurus Notes").  The Laurus Notes accrue interest at the prime rate plus 2.5% (totaling 6.5% at March 31, 2004) are secured by all of the assets of the Company and its wholly owned subsidiaries, and the Convertible Note can be converted into shares of Common Stock at a fixed conversion of price of $1.88 per share. The Company incurred $490 in related debt issuance costs ($372 cash, $118 non-cash) to be amortized as additional interest expense over the two-year life of the agreement, which are recorded as a debt discount in the accompanying consolidated balance sheet.  For the quarter ended March 31, 2004, $61 has been amortized to interest expense.

At March 31, 2004, the Company is in default of one of its loan covenants related to the Laurus Notes, for which it has obtained a waiver.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Dollars and Shares in Thousands, Except Per Share Data)

NOTE 5 - SHORT-TERM AND LONG-TERM DEBT, continued

Long-term debt consists of the following as of March 31, 2004:

Note payable to seller, interest at 2% in excess of one-month LIBOR rate (adjusted on the first day of each calendar quarter beginning January 1, 2004, totaling 3.10% at March 31, 2004), principal and interest payments due quarterly beginning July 1, 2004. The payments shall be greater of (i) the amount of principal and interest that would be payable under a 10-year amortization or (ii) 60% of free cash flow (as defined) of the calendar quarter that precedes the payment date by two calendar quarters, commencing with the calendar quarter ended March 31, 2004, which shall be measured against the calculation set forth above for the payment date of July 1, 2004. The note is secured by a security interest in all the assets and stock of Southern Exposure Unlimited of Florida, Inc. and SE Tops of Florida, Inc. and a first lien on 50% of the stock of SouthernStone Cabinets, Inc. and is subordinated to the Laurus Notes.

$ 4,500

Secured Revolving Note payable to Laurus Master Fund, Ltd., interest at prime plus 2.5%, but not less than 6.5% (totaling 6.5% at March 31, 2004) interest due in monthly installments with principal due January 2006, secured by all the assets of the Company, net of unamortized debt discount of $268.	2,232

Convertible minimum borrowing note of $1,500 payable to Laurus Master Fund, Ltd., interest at prime plus 2.5%, but not less than 6.5% (totaling 6.5% at March 31, 2004) interest due in monthly installments with principal due January 2006, secured by all the assets of the Company. The Convertible Note can be converted into shares of common stock at a fixed conversion price of $1.88 per share, net of unamortized debt discount of $161.	1,339

Note payable to seller, net of discount of $110, zero coupon, imputed interest at 5%, principal and interest due in equal monthly installments of $24 through October 2007. The note holder claims this note is in default (see Note 7). As a result, it is all reflected as a current liability.	971

Note payable to seller, non-interest bearing , principal payments due as accounts receivable securing the note are collected until the note is paid in full, guaranteed by the Company. The note is secured by the specific accounts receivable identified in the Note and is subordinated to the Laurus Notes.	568

Note payable to financial institution, bearing interest at 5.375%, principal and interest payable in monthly installments of $15 through January 26, 2006, secured by a first lien position in the assets of SouthernStone Cabinets, Inc. and guaranteed by the former owners of SE.	315

Note payable to various financial institutions, collateralized by various automobiles, bearing interest at various annual interest rates ranging from prime plus 0.75% to 7.66%, principal and interest payable in monthly installments ranging from $0.70 to $1.7 through March 28, 2009.	159
10,084

Less current portion	(2,242)
Total	$ 7,842
=====

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Dollars and Shares in Thousands, Except Per Share Data)

NOTE 6 - EQUITY

                                                                                     Preferred Stock

In March 2004, the Company raised $2,000 in a private placement of .08 shares of Series A Preferred Stock, $0.001 par value per share ("Preferred Stock").  Dividends on the Preferred Stock are payable semi-annually at a rate of 8% per annum, in cash or common stock, at the option of the Company.  The Preferred Stock converts into common stock at a conversion rate of $1.25 for each share of common stock at the option of the holder or automatically after two years. Purchasers of the Preferred Stock received Series A Warrants to purchase 1,600 shares of common stock at an exercise price of $1.75 per share, expiring 90 days from the effective date of their registration statement, and Series B Warrants to purchase 1,600 shares of common stock at an exercise price of $2.25 per share, expiring March 2009.  In the event of a liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Preferred Stock are entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $25 per share of the Preferred Stock plus any accrued and unpaid dividends before any payment is made or any assets distributed to the holders of the common stock.  Related to this financing, the Company also issued 480 warrants to purchase common shares in the Company to consultants.  Estimated costs of this transaction of $876 ($122 cash, $754 non-cash) will be amortized as additional dividends over the two-year maximum life of the preferred stock.  In addition, the beneficial conversion feature of the preferred stock, totaling $331, will also be amortized as additional dividends over the two-year maximum life of the preferred stock.  For the  quarter ended March 31, 2004, the Company accrued $12 in dividends payable plus $50 in amortization of issuance costs and beneficial conversion.

Common Stock

During the three months ended March 31, 2004, the Company issued 1,757 shares of common stock (1,337 shares to the seller of SE, 420 shares to entities in connection with fees related to the acquisition of SE) that were committed to be issued effective December 31, 2003 in connection with the SE acquisition and were recorded as of December 31, 2003.  The Company also issued 50 shares to an entity as part of a consulting agreement and were valued at $1.36 and recorded to prepaid expense at December 31, 2003.

Stock Options

The Company's Board of Directors approved the 2001 Stock Plan (the "2001 Plan") on April 2, 2001. The 2001 Plan provides for awards of incentive stock options, non-qualified stock options, and restricted stock purchase rights. At the Company's 2003 annual stockholders' meeting, which was held on May 20, 2003, the Company's stockholders approved an amendment to the 2001 Plan that increased the options available for grant under the 2001 Plan by 1,000, bringing the total to 3,000. The Company has reserved 3,000 shares of common stock under the 2001 Plan. The exercise price of the awards shall be determined by the Plan administrator at the date of grant, but shall not be less than the fair market value of the stock on the date of grant for employees, or 85 percent of the fair market value for non-employees. The exercise period shall be no more than 10 years and the awards will vest over a period of time determinable by the Board of Directors.  The number of options under the 2001 Plan available for grant at March 31, 2004 was 1,347.

The Company's Board of Directors approved the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan covers two types of options: incentive stock options and non-qualified stock options. At the Company's 2003 annual stockholders' meeting, which was held on May 20, 2003, the Company's stockholders approved an amendment to the 1998 Plan that increased the options available for grant under the 1998 Plan by 1,000, bringing the total to 2,000. The aggregate number of shares that may be issued pursuant to the 1998 Plan may not exceed 2,000 shares. The exercise price for the options shall be determined by the Plan administrator at the date of grant, but shall not be less than the fair market value of the stock at the date of grant. The option period can be no more than 10 years and the options will vest over a period of time determinable by the Board of Directors.  The number of options under the 1998 Plan available for grant at March 31, 2004 was 600.

During the three months ended March 31, 2004, the Company issued options to purchase 500 shares of the Company's common stock (at $1.80) (fair value on the date of grant) to certain officers under the 1998 Plan.

Warrants

From time to time, the Company issues warrants pursuant to various consulting and third party agreements.

During the three months ended March 31, 2004, the Company issued 584 warrants to purchase shares of the Company's common stock to consultants relating to the acquisition of SE, valued at $387 under SFAS 123 and recorded as part of the purchase price at December 31, 2003 (see Note 3).

During the three months ended March 31, 2004, as part of a $4,000 senior debt financing, the Company issued 426 warrants to purchase shares of the Company's common stock (370 warrants to investors and 56 warrants to consultants), valued at $118 under SFAS 123 and recorded as a debt discount at December 31, 2003 (see Note 5).

During the three months ended March 31, 2004, as part of a $2,000 preferred stock financing, the Company issued 3,680 warrants to purchase common shares in the Company (3,200 warrants to investors and 480 warrants to consultants), valued at $754 under SFAS 123 and will be recorded as amortized to preferred stock dividend (see above).

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Dollars and Shares in Thousands, Except Per Share Data)

 NOTE 7 - COMMITMENTS AND CONTINGENCIES

Litigation

The nature and scope of the Company's business operations bring it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject the Company to potential litigation, which are defended in the normal course of business. At March 31, 2004, there were various claims and disputes incidental to the business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon the Company's financial position, results of operations or cash flows. As of March 31, 2004, the Company has not been named as a responsible party for any environmental issues under the Federal Superfund Law.

On February 11, 2004, a lawsuit was filed against the Company in the United States District Court for the Southern District of Texas entitled Acstar Insurance Company v. Home Solutions of America, Inc. f/k/a U.S. Industrial Services, Inc. (the "Acstar Lawsuit").  In the Acstar Lawsuit, the plaintiff Acstar Insurance Company ("Acstar") alleges that the Company is liable to Acstar as a result of an indemnity that the Company gave Acstar in November 1999, in order for Acstar to act as surety on payment and performance bonds for projects undertaken by certain subsidiaries that the Company owned at the time that were involved in the environmental and industrial services sectors, including P.W. Stephens Contractors, Inc. ("Contractors").  Acstar alleges that it has suffered losses in excess of $1,600 as a result of the performance bond and payment bond that it provided Contractors for work on the Hanford Nuclear Reservation.  In late 2000, the Company sold Contractors and the Company's operating subsidiaries to Spruce MacIntyre Holding Corp. ("Spruce").  At the time of this sale, Spruce provided an indemnity for any losses that the Company suffered as a result of the bond indemnities that the Company had previously provided on behalf of its subsidiaries.  The Company has answered the Acstar Lawsuit, and intends to vigorously defend such lawsuit.  The Company has also filed third-party claims against the co-indemnitors of the bond indemnity and Spruce, and intends to vigorously pursue Spruce and the other parties for any loss or expense incurred by the Company in connection with the Acstar Lawsuit.  At the present time, the Company's management cannot predict what outcome, if any, the Acstar Lawsuit may have on the Company's results of operations or financial condition.

On March 11, 2004, the Company received a notice of default from Jane C. Barber in connection with a promissory note that the Company owed to Ms. Barber (the "Barber Note"), which had a principal balance of $971 at the time that such notice was received.  Prior to receiving such notice, the Company had ceased making payments on the Barber Note to Ms. Barber, who is an affiliate of Spruce, pending negotiations between the Company and Ms. Barber for the payment of certain amounts that the Company claims to be owed by Ms. Barber.  The Company has filed a lawsuit against Ms. Barber in the District Court of Dallas County, Texas, entitled Home Solutions of America, Inc. f/k/a Nextgen Communications Corporation v. Jane C. Barber (the "Barber Lawsuit"), seeking (i) damages in excess of $100 for breach of contract related to certain representations and warranties made by Ms. Barber in connection with the Company's purchase of P.W. Stephens, Inc. in late 2002, (ii) a declaratory judgment establishing the Company's right to set- off amounts owed to Barber under the Barber Note, (iii) a declaratory judgment establishing the rights of the Company in connection with 745 shares of the Company's common stock owned by Ms. Barber, and certain other relief.  Ms. Barber has been served in the Barber Lawsuit, but has not yet appeared or filed an answer to the Barber Lawsuit as of the filing of this report.  At the present time, the Company's management cannot predict what outcome, if any, the Barber Lawsuit may have on the Company's results of operations or financial condition.

Pursuant to an indemnification agreement between the Company and Spruce, the Company settled claims brought by CIT Group/Equipment Financing, Inc. and ACSTAR Insurance Company, both filed in the United States District Court for the Eastern District of Missouri, which will be paid by Spruce.  The CIT settlement agreement requires Spruce to make certain payments to the plaintiffs, which Spruce has made through the filing date of this Form 10-QSB.  In the event that Spruce fails to make the remaining settlement payments, the plaintiffs could seek satisfaction of their $713 consent judgment against the Company, in which case the Company would have to seek indemnification from Spruce.  In May 2004, the Company paid $40 to CIT on behalf of Spruce. The remaining balance payable to CITis $40 .

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

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Dollars and Shares in Thousands, Except Per Share Data)

NOTE 8 - SEGMENT REPORTING

The Company reports it business segments based on industry classification, which are as follows:

	Three months ended March 31,

	2004	2003

Net sales:
Restoration services	$3,644	$3,929
Specialty interior services	3,023	-

Total segment net revenue	$6,667	$3,929
	=========	=========
Operating income:
Restoration services	$424	$547
Specialty interior services	604	-
Corporate	(584)	(388)

Total segment operating income	$444	$159
	=========	=========
Depreciation and amortization:
Restoration services	$128	$98
Specialty interior services	19	-
Corporate	131	28

Total segment depreciation and
amortization expense	$278	$126
	=========	=========
Identifiable assets:
Restoration services	$16,649
Specialty interior services	13,236
Corporate	1,491

Total segment identifiable assets	$31,376
	========

There were no inter-segment sales. Operating income is defined as third party sales less operating expenses.

NOTE 9 - SUBSEQUENT EVENTS

In April 2004, 0.007 shares of preferred stock were converted to 140 shares of common stock at a conversion price of $1.25.

In April 2004, the Company issued 293 shares of common stock for $3 in cash in connection with the exercise of 293 warrants.

Item 2. Management's Discussion and Analysis or Plan of Operation (Dollars and shares in thousands except per share data).

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

Growth Strategy

                Home Solutions seeks to acquire companies or internally generate projects that will focus on providing specialty residential services to homeowners.  Effective November 1, 2002, we closed our first acquisition as part of this strategy, acquiring PW Stephens, Inc. ("PWS"), a provider of indoor air contaminate removal services for homeowners in California.  In July 2003 we acquired Fiber-Seal Systems, L.P. In February 2004, we acquired Southern Exposure. We expect to continue our aggressive growth strategy with additional acquisitions.  The following is a list of the targeted services that we are pursuing:

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

Specialty Interior Services: Under the Southern Exposure™ brand name, Home Solutions offers cabinet and countertop installation services.  SE manufactures and installs a high-end product line of cabinets and countertops.  Its customer base includes both homebuilders and homeowners in the rapidly growing southwestern Florida marketplace. It is expected that a portion of our cabinet and countertop installation services will generate additional opportunities across our other business segments.

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

Revenue Recognition

                Revenue is primarily recognized at the time the contract and related services are performed. On occasion, the Company reports revenue from fixed price contracts using the percentage of completion method for financial reporting purposes. Under the percentage of completion method, revenues with respect to individual contracts are recognized in the proportion that costs incurred to date bear to total estimated costs. Revenue and costs estimates are subject to revision during the terms of the contracts and any required adjustment are made in the periods in which the revisions become known. General and administrative costs are not allocated to contract costs and are charged to expense as incurred.

Stock-Based Compensation

                The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, as amended, "Accounting for Stock Issued to Employees."   The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."  At March 31, 2004, the Company had two stock-based employee compensation plans, which are described more fully in Note 6 of the accompanying consolidated financial statements.  The Company accounts for those plans under the recognition and measurement principles of APB 25, and related interpretations.  The Company has applied the disclosure provisions in SFAS No. 148 in its consolidated financial statements and the accompanying notes.  The Company does not anticipate adopting the fair value based method of accounting for stock-based compensation.

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

Results of Operations (Dollars and Shares In Thousands)

Comparison of Three Months ended March 31, 2004 to Three Months ended March 31, 2003

Net Sales

    Restoration Services

                The revenue for the three months ended March 31, 2004 was $3,644 compared to $3,929 for the three months ended March 31, 2003.  The decrease is primarily due to the decrease in residential house mold remediation revenue.

    Specialty Interior Services

                    The revenue for the three months ended March 31, 2004 was $3,023 compared to $0 for the three months ended March 31, 2003.  The increase is due to the revenues from the SE acquisition effective December 31, 2003.

Costs of Sales

    Restoration Services

                Costs of sales for the three months ended March 31, 2004 were $1,809 compared to $2,072 for the three months ended March 31, 2003. The decrease is due to the decrease in revenues for the PWS operations. The gross margins were 50% and 47%, respectively, for the three-month periods ended March 31, 2004 and March 31, 2003.

    Specialty Interior Services

                   Costs of sales for the three months ended March 31,2004 were $1,893 compared to $0 for the three months ended March 31, 2003.  The increase is due to the cost of sales from the SE acquisition effective December 31, 2003.

Selling, General and Administrative Expenses:

    Restoration Services

                 Selling, general and administrative expenses were $1,411 for the three months ended March 31, 2004 compared to $1,310 for the three months ended March 31, 2003.  This represents an increase of $101 over 2003, primarily due to the addition of FSS, acquired in June 2003.

    Specialty Interior Services

                  Selling, general and administrative expenses were $526 for the three months ended March 31, 2004 compared to $0 for the three months ended March 31, 2003.  This increase is due to the operating costs from the SE acquisition effective December 31, 2003.

    Corporate

                  Corporate general and administerative expenses were $584 for the three months ended March 31, 2004 compared to $388 for the three months ended March 31,2003. The increase of $196 is due primarily to the expenses related to the financing events in the three months ended March 31, 2004 and increased investor relations expenses.

Other Income (Expense):

                  Interest income decreased from $141 in 2003 to $3 in 2004.  This is primarily a result of higher cash balances during 2003. Interest expense was $123 in 2004 compared to $149 in 2003, which is primarily due to the payoff of higher interest debt using the Laurus Notes proceeds. Debt assumed with the acquisition of SE finalized in Feb 2004.  Other income was $151 in 2004 and $4 in 2003. The increase primarily represents a gain on release of a promissory note obligation and gain on disposal of assets during the three months ended March 31, 2004.

Liquidity and Capital Resources

                The Company's existing capital resources as of March 31, 2004, consisted of cash and accounts receivable totaling $5,444 compared to cash and notes receivable of $4,003 as of March 31, 2003. The Company believes that the financing arrangements the Company currently has in place are sufficient throughout the next twelve months to finance its working capital needs.  Implementation of the Company's strategic plan of acquiring niche residential services companies will require additional capital, however.

                The Company had a credit agreement with a financial institution.  The credit agreement included a term loan, revolving line of credit and an equipment line of credit.  A former stockholder of PWS guaranteed the credit agreement, secured by substantially all PWS assets and contained a provision that required PWS to maintain certain financial covenants. The Company repaid the term loan, revolving line of credit and equipment line of credit facility in full on January 22, 2004 using proceeds from the Laurus Master Funds financing.

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

In March 2004, the Company raised $2,000 in a private placement of .08 shares of Series A Preferred Stock, $0.001 par value per share ("Preferred Stock").  Dividends on the Preferred Stock are payable semi-annually at a rate of 8% per annum, in cash or common stock, at the option of the Company.  The Preferred Stock converts into common stock at a conversion rate of $1.25 for each share of common stock at the option of the holder or automatically after two years. Purchasers of the Preferred Stock received Series A Warrants to purchase 1,600 shares of  common stock at an exercise price of $1.75 per share, expiring 90 days from the effective date of their registration statement, and Series B Warrants to purchase 1,600 shares of common stock at an exercise price of $2.25 per share, expiring March 2009.  In the event of a liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Preferred Stock are entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $25 per share of the Preferred Stock plus any accrued and unpaid dividends before any payment is made or any assets distributed to the holders of the common stock.  Estimated costs of this transaction of $876 will be amortized as additional dividends over the two-year maximum life of the preferred stock.

In March 2004, the Company filed an S-3 registration statement  relating to the offer and sale of an aggregate of 10,533 shares of common stock, $0.001 par value per share to be offered by the selling stockholders identified in the S-3 prospectus.  Such shares include (i) 1,535 previously issued shares of Common Stock (ii) 2,560 shares of Common stock that could be issued by the Company upon the conversion of .08 shares of Series A Preferred Stock, $001 par value per shares ("Preferred Stock") (including a certain number of shares of Common Stock that may be paid as dividends on the Preferred Stock issued by the Company, (iii) up to 1,499 shares of Common Stock that could be issued upon the conversion of a convertible promissory note (including a certain number of shares  that could be paid as interest on such note) issued by the Company, and (iv) 4,940 shares of Common Stock that could be issued by the Company upon the exercise of certain of certain outstanding warrants issued by the Company. The prices at which the selling stockholders may sell these shares will be determined by the prevailing market price for shares of our Common Stock or in negotiated transactions. The Company will not receive any of the proceeds from the sale of these shares, other than the exercise prices of any warrants that are exercised by selling stockholders who do not conduct cashless exercises of such warrants.

                During the three months ended March 31, 2004, the Company generated net cash from operating activities of $858 including  net income of $427.

                The Company's investing activities used net cash of $4,920 primarily due to the purchase of SE and purchase of property and equipment.

                The Company's financing activities source of cash of $2,719 is primarily due to proceeds from preferred stock issuance and notes payable. Cash flow outlays were for principal payments on long-term debt and capital leases, to repay the line of credit balance and payments on notes payable to a related party.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENT INCLUDED IN THIS FORM 10-QSB

This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to the Company's residential services acquisition strategy and availability of capital to fund such strategy. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, regulatory framework, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. We refer you to the section entitled "Trends, Risks and Uncertainties" in Item 6 of Part II of our annual report on Form 10-KSB/A for the year ended December 31, 2003, for a list of specific factors that could cause actual results to differ materially from those indicated by our forward-looking statements made herein and presented elsewhere by management. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Furthermore, we do not undertake any obligation to update forward-looking statements made herein.

Item 3. Controls and Procedures.

As of March 31, 2004, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) an 15d-14(c) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.  No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2004.

PART II
OTHER INFORMATION
(Dollars and shares in thousands, except for per share data)

Item 1. Legal Proceedings.

The nature and scope of our business operations bring us into regular contact with the general public, a variety of businesses and government agencies.  These activities inherently subject us to potential litigation, which we defend in the normal course of business. At March 31, 2004, there were various claims and disputes incidental to the business.  The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon our financial position, results of operations or cash flows.

On February 11, 2004, a lawsuit was filed against the Company in the United States District Court for the Southern District of Texas entitled Acstar Insurance Company v. Home Solutions of America, Inc. f/k/a U.S. Industrial Services, Inc. (the "Acstar Lawsuit").  In the Acstar Lawsuit, the plaintiff Acstar Insurance Company ("Acstar") alleges that the Company is liable to Acstar as a result of an indemnity that the Company gave Acstar in November 1999, in order for Acstar to act as surety on payment and performance bonds for projects undertaken by certain subsidiaries that the Company owned at the time that were involved in the environmental and industrial services sectors, including P.W. Stephens Contractors, Inc. ("Contractors").  Acstar alleges that it has suffered losses in excess of $1,600 as a result of the performance bond and payment bond that it provided Contractors for work on the Hanford Nuclear Reservation.  In late 2000, the Company sold Contractors and the Company's operating subsidiaries to Spruce MacIntyre Holding Corp. ("Spruce").  At the time of this sale, Spruce provided an indemnity for any losses that the Company suffered as a result of the bond indemnities that the Company had previously provided on behalf of its subsidiaries.  The Company has answered the Acstar Lawsuit, and intends to vigorously defend such lawsuit.  The Company has also filed third-party claims against the co-indemnitors of the bond indemnity and Spruce, and intends to vigorously pursue Spruce and the other parties for any loss or expense incurred by the Company in connection with the Acstar Lawsuit.  At the present time, the Company's management cannot predict what outcome, if any, the Acstar Lawsuit may have on the Company's results of operations or financial condition.

On March 11, 2004, the Company received a notice of default from Jane C. Barber in connection with a promissory note that the Company owed to Ms. Barber (the "Barber Note"), which had a principal balance of $971 at the time that such notice was received.  Prior to receiving such notice, the Company had ceased making payments on the Barber Note to Ms. Barber, who is an affiliate of Spruce, pending negotiations between the Company and Ms. Barber for the payment of certain amounts that the Company claims to be owed by Ms. Barber.  The Company has filed a lawsuit against Ms. Barber in the District Court of Dallas County, Texas, entitled Home Solutions of America, Inc. f/k/a Nextgen Communications Corporation v. Jane C. Barber (the "Barber Lawsuit"), seeking (i) damages in excess of $100 for breach of contract related to certain representations and warranties made by Ms. Barber in connection with the Company's purchase of P.W. Stephens, Inc. in late 2002, (ii) a declaratory judgment establishing the Company's right to setoff amounts owed to Barber under the Barber Note, (iii) a declaratory judgment establishing the rights of the Company in connection with 745 shares of the Company's common stock owned by Ms. Barber, and certain other relief.  Ms. Barber has been served in the Barber Lawsuit, but has not yet appeared or filed an answer to the Barber Lawsuit as of the filing of this report.  At the present time, the Company's management cannot predict what outcome, if any, the Barber Lawsuit may have on the Company's results of operations or financial condition.

Item 2.  Changes in Securities and Small Business Issuer Purchases of Equity Securities.

As discussed in the Liquidity and Capital Resources in the Results of Operations section, in March 2004 the Company issued its newly-created Series A Convertible Preferred Stock, which has a liquidation preference over the Company's common stock.

During the three months ended March 31,2004, the Company issued the following shares of its common stock and other equity securities without registration under the Securities Act of 1933, as amended (the "Securities Act") (dollars and shares are in thousands):

1.                    In February 2004, the Company issued 1,000 shares of common stock, at a price of $ 1.87 per share to finance the acquistion of  SE.

2.                    In March 2004, the Company issued 337 shares of common stock at approximately $ 1.87 per share, to finance the acquistion of SE.

3.                    In March 2004, the Company issued approximately 420 common shares to entities in connection with fees related to the acquisition of SE at a value of  $1.40 per share and 50 shares to an entity as part of a consulting agreement at a value of $1.37 per share.

4.                    In March 2004, the Company issued 584 warrants to purchase shares of the Company's common stock to consultants relating to the acquisition of SE, valued at $387 under SFAS 123 and recorded at December 31, 2003.

5.                     In March 2004, the Company raised $2,000 in a private placement of .08 shares of Series A Preferred Stock, $.001 par value per share ("Preferred Stock"). Up to 1,600 shares of the Company's common stock could be issued upon the conversion of the Preferred Stock ($1.25 per share conversion rate).

6.                    In March 2004, as part of a $2,000 preferred stock financing, the Company issued 3,680 warrants to purchase common shares in the Company (3,200 warrants to investors and 480 warrants to consultants), valued at $754 under SFAS 123.

7.                    In January 2004, the Company raised $4,000 in a private placement with Laurus Master Fund, Ltd. ("Laurus").  The placement included two promissory notes -- a secured convertible minimum borrowing note in the original principal amount of $1,500 (the "Convertible Note") and a secured revolving note in the original principal amount of $2,500. In the event that the Convertible Note is converted, a portion of the second note would be replaced with a new Convertible Note up to $1,500.  Therefore, the entire $4,000 could be converted into our common stock, at a conversion price of $1.88 per share, and up to 2,128 shares of common stock could be issued upon such conversion.

8.                    In January 2004, as apart of a $4,000 debt financing, the Company issued 426 warrants to purchase shares of the Company's common stock (370 warrants to investors and 56 warrants to consultants), valued at $118 under SFAS 123 and recorded at December 31, 2003 with exercise prices ranging from $2.32 to $2.90.

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

2.2

Promissory Note dated November 1, 2002, in the original principal amount of $1,500,000, issued by Nextgen Communications Corporation to Jane C. Barber (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed on January 17, 2003, and incorporated herein by reference).

2.3

Promissory Note dated November 1, 2002, in the original principal amount of $1,000,000, issued by Nextgen Communications Corporation to Jane C. Barber (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K filed on January 17, 2003, and incorporated herein by reference).

2.4

Promissory Note dated November 1, 2002, in the original principal amount of $1,444,100, issued by Nextgen Communications Corporation to Jane C. Barber (filed as Exhibit 2.4 to the Company's Current Report on Form 8-K filed on January 17, 2003, and incorporated herein by reference).

2.5

Secured Promissory Note dated November 1, 2002, in the original principal amount of $5,200,000, issued by Nextgen Communications Corporation to Jane C. Barber (filed as Exhibit 2.5 to the Company's Current Report on Form 8-K filed on January 17, 2003, and incorporated herein by reference).

2.6

Assignment of Promissory Notes, dated November 1, 2002, by and between Nextgen Communications Corporation and Jane C. Barber (filed as Exhibit 2.6 to the Company's Current Report on Form 8-K filed on January 17, 2003, and incorporated herein by reference).

2.7

Warrant Purchase Agreement, dated November 15, 2002 by and between Nextgen Communications Corporation and Jane C. Barber (filed as Exhibit 2.16 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference).

2.8

First Amendment to Stock Purchase Agreement dated June 5, 2003, by and between Home Solutions of America, Inc. and Jane C. Barber  (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 6, 2003, and incorporated herein by reference).

2.9

Registration Rights Agreement dated June 5, 2003, by and between Home Solutions of America, Inc. and Jane C. Barber (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed on June 6, 2003, and incorporated herein by reference).

2.10

Amended and Restated Secured Convertible Note dated June 5, 2003, in the original principal amount of  $2,242,446, issued by Home Solutions of America, Inc. to Jane C. Barber  (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K filed on June 6, 2003, and incorporated herein by reference).

2.11

Amended and Restated Secured Promissory Note dated June 5, 2003, in the original principal amount of  $1,553,750, issued by Home Solutions of America, Inc. to Jane C. Barber  (filed as Exhibit 2.4 to the Company's Current Report on Form 8-K filed on June 6, 2003, and incorporated herein by reference).

2.12

Pledge and Security Agreement dated June 5, 2003, by and among Jane C. Barber, Home Solutions of America, Inc., P.W. Stephens, Inc., and Kirkpatrick & Lockhart LLP (filed as Exhibit 2.5 to the Company's Current Report on Form 8-K filed on June 6, 2003, and incorporated herein by reference).

2.13

Guaranty Agreement dated June 5, 2003, given by P.W.  Stephens, Inc. to Jane C. Barber (filed as Exhibit 2.6 to the Company's Current Report on Form 8-K filed on June 6, 2003, and incorporated herein by reference).

2.14

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

2.17

Agreement, dated December 2, 2003, by and among Home Solutions of America, Inc., FSS Holding Corp., Grassmere Computer Products, Inc., Merritt Computer Products, L.P. d/b/a Amherst Merritt International, Fiber-Seal Systems, L.P., and Rick J. O'Brien (filed as Exhibit 2.25 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, and incorporated herein by reference).

2.18

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

2.19

Registration Rights Agreement, dated February 6, 2004, by and between Home Solutions of America, Inc. and Dale W. Mars (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed on February 9, 2004, and incorporated herein by reference).

2.20

Subordinated Promissory Note, in the original principal amount of $4,500,000, issued by Southern Exposure Holdings, Inc. to Dale W. Mars, Trustee for the Dale W. Mars Trust Dated 7-16-97 (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K filed on February 9, 2004, and incorporated herein by reference).

2.21

Subordinated Promissory Note, in the original principal amount of $1,468,189.26, issued by Southern Exposure Holdings, Inc. to Dale W. Mars, Trustee for the Dale W. Mars Trust Dated 7-16-97 (filed as Exhibit 2.4 to the Company's Current Report on Form 8-K filed on February 9, 2004, and incorporated herein by reference).

2.22

Pledge and Security Agreement, dated February 6, 2004, by and among Southern Exposure Holdings, Inc., S.E. Acquisition Corp. I, S.E. Acquisition Corp. II, Dale W. Mars, and Dale W. Mars, Trustee for the Dale W. Mars Trust Dated 7-16-97 (filed as Exhibit 2.5 to the Company's Current Report on Form 8-K filed on February 9, 2004, and incorporated herein by reference).

2.23

Guaranty Agreement, dated February 6, 2004, provided by Home Solutions of America, Inc. to Dale W. Mars, Trustee for the Dale W. Mars Trust Dated 7-16-97 (filed as Exhibit 2.6 to the Company's Current Report on Form 8-K filed on February 9, 2004, and incorporated herein by reference).

2.24

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

3.4

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

10.6 *

Stock Option Agreement by and between R. Andrew White and Nextgen Communications Corporation, dated February 1, 2002 (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002, and incorporated herein by reference).

10.7 *

Restricted Stock Purchase Agreement by and between Frank J. Fradella and U S Industrial Services, Inc. dated April 2, 2001 (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference).

10.8*

Employment Agreement by and between P.W. Stephens, Inc., a California corporation, and Scott Johnson, effective September 1, 2001 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference).

10.9

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

10.11 *

Executive Employment Agreement by and between R. Andrew White and Home Solutions of America, Inc., dated March 15, 2003 (filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, and incorporated herein by reference).

10.12 *

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

10.14 *

Stock Option Agreement by and between Home Solutions of America, Inc. and Rick J. O'Brien, dated July 31, 2003 (filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, and incorporated herein by reference).

10.15 *	Stock Option Agreement by and between Home Solutions of America, Inc. and Rick J. O'Brien, dated December 2, 2003 (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, and incorporated herein by reference).

10.16 *

Services Agreement and Mutual Release, dated December 8, 2003, by and among Home Solutions of America, Inc., Gus Investments, LLC, and Andrew White (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, and incorporated herein by reference).

10.17

Security Agreement, dated January 22, 2004, by and between Laurus Master Fund, Ltd. and Home Solutions of America, Inc. (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-3 filed on March 5, 2004, and incorporated herein by reference).

10.18	Stock Pledge Agreement, dated January 22, 2004, by and between Laurus Master Fund, Ltd. and Home Solutions of America, Inc.+

10.19

Secured Convertible Minimum Borrowing Note, dated January 22, 2004, in the original principal amount of $1,500,000, issued to Laurus Master Fund, Ltd. by Home Solutions of America, Inc. (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-3 filed on March 5, 2004, and incorporated herein by reference).

10.20	Secured Revolving Note, dated January 22, 2004, in the original principal amount of $2,500,000, issued to Laurus Master Fund, Ltd. by Home Solutions of America, Inc.+

10.21

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

10.26

Form of Series B Warrant to Purchase Shares of Common Stock of Home Solutions of America, Inc., as issued to the purchasers of Series A Convertible Preferred Stock (filed as Exhibit 10.8 to the Company's Registration Statement on Form S-3 filed on March 5, 2004, and incorporated herein by reference).

10.27*	Stock Option Agreement by and between Home Solutions of America, Inc. and Frank J. Fradella, dated January 27, 2004.+

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of Principal Financial Officer pursuant to Section 301 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

       * Denotes a management contract or compensatory plan or arrangement.

       + Filed herewith

(b)        Reports on Form 8-K

On February 9, 2004 the Company filed a Current Report on Form 8-K for an event that occurred February 6, 2004 to report the acquisition of Southern Exposure.

On March 4, 2004 the Company filed a Current Report on Form 8-K to report financial expectations for the first quarter of 2004 and full year ended December 31, 2004.

 On March 30, 2004, the Company filed a Current Report on Form 8-K to announce financial results for the first quarter of 2004 and reaffirm expectations for the full year ended December 31, 2004.

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                HOME SOLUTIONS OF AMERICA, INC.

Dated: May 17, 2004                             By:       /s/ FRANK J. FRADELLA
                                                                               Frank J. Fradella
                                                                               Chairman, Chief Executive Officer

                                                                HOME SOLUTIONS OF AMERICA, INC.

Dated: May 17, 2004                             By:       /s/ RICK J. O'BRIEN
                                                                                Rick J. O'Brien
                                                                                Chief Financial Officer