Form 10QSB
period 2004-06-30
HOME SOLUTIONS OF AMERICA INC
filed 2004-08-16
CIK 855424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

                   (Mark One)

                   [x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended June 30, 2004

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

Yes         X               No

The number of shares outstanding of the registrant's common stock, $.001 par value per share, as of August 16, 2004 was 16,465,070.

Transitional Small Business Disclosure Format: Yes                       No         X

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED BALANCE SHEET
(In Thousands, Except Per Share Data)
		June 30,
		2004
		(unaudited)
ASSETS
	Current assets:
Cash		$ 1,276
	Accounts receivable, net of allowance for doubtful accounts of $91	4,557
	Current portion of note receivable	714
	Inventories	425
	Prepaid expenses and other current assets	368
	Asset held for sale	940
	Total current assets	8,280

	Property and equipment, net of accumulated depreciation of $409	1,090
	Intangibles, net of accumulated amortization of $324	2,916

Goodwill		19,788

Note receivable, net of current porti	current portion	767

	Due from related party	32

	Other assets	168
		$ 33,041
	LIABILITIES AND STOCKHOLDERS' EQUITY
	Current liabilities:
	Accounts payable and accrued expenses	$ 2,860
	Current portion of debt	2,611
	Current portion of capital lease obligations	128
	Notes payable to related party	1,050
	Total current liabilities	6,649
	Long-term liabilities:
	Debt, net of current portion	8,418
	Minority interest	155
	Capital lease obligations, net of current portion	43
	Total liabilities	15,265

	Commitments and contingencies

	Stockholders' equity:
	Series A convertible preferred stock, $0.001 par value, 0.08 shares authorized;
	.07 shares issued and outstanding (total liquidation preference of $1,750)	-
	Common stock, $0.001 par value, 50,000 shares authorized; 16,465 shares issued and outstanding	16
	Additional paid-in capital	39,808
	Retained earnings	(22,048)
	Total stockholders' equity	17,776
		$ 33,041

                                              The accompanying notes are an integral part of these financial statements.

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net sales	$ 7,415	$ 3,053	$ 14,082	$ 6,982

Costs and expenses
Cost of sales	3,875	1,712	7,577	3,784
Selling, general and administrative expenses	2,648	1,525	5,169	3,223
	6,523	3,237	12,746	7,007

Operating (loss) income	892	(184)	1,336	(25)

Other income (expense):
Gain on sale of assets	(4)	64	2	64
Interest income	1	1	3	1
Interest expense	(183)	(209)	(306)	(358)
Other income	12	152	164	156
Total other income (expense)	(174)	8	(137)	(137)

Income (loss) before income taxes and minority interest	718	(176)	1,199	(162)

Income taxes	-	-	-	-

Minority interest in income of consolidated subsidiary	(139)	-	(193)	-

Net income (loss)	$ 579	$ (176)	$ 1,006	$ (162)

Net income (loss) available to common shareholders per share:
Basic	$ 0.02	$ (0.02)	$ 0.05	$ (0.01)
Diluted	0.02	(0.02)	0.04	(0.01)

Weighted average number of common shares outstanding:
Basic	16,321	11,337	16,129	11,209
Diluted	16,908	11,337	16,906	11,209

The accompanying notes are an integral part of these financial statements.

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Six Months Ended
	June 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 1,006	$ (162)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	545	313
Minority interest in income of consolidated subsidiary	193	-
Provision for (recovery of) doubtful accounts	8	(24)
Gain on sale of assets	(2)	(64)
Gain on extinguishment of debt	(129)	(152)
Stock-based compensation	-	81
Changes in operating assets and liabilities, net of acquisitions and divestitures-
Accounts receivable	15	991
Prepaid expenses and other current assets	(11)	213
Other assets	96	(65)
Accounts payable and accrued expenses	(369)	(248)
Due to related party	13	(75)

Net cash provided by operating activities	1,365	808

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	45	-
Fees paid for pending acquisitions	-	(280)
Purchase of SE, including acquisition costs	(4,886)	-
Advances from related party, net	-	7
Purchases of property and equipment	(82)	(85)

Net cash used in investing activities	(4,923)	(358)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on line of credit	(519)	(4)
Proceeds from notes payable to related party	175	250
Payments on notes payable to related party	(125)	-
Proceeds from preferred stock, net of cash issuance costs	1,878	-
Proceeds from debt, net of cash issuance costs	3,628	250
Proceeds from exercise of warrants	3	-
Principal payments on debt and capital leases	(2,858)	(960)
Distribution to minority stockholder	(76)	-

Net cash provided by (used in) financing activities	2,106	(464)

NET (DECREASE) INCREASE IN CASH	(1,452)	(14)

CASH AT BEGINNING OF PERIOD	2,728	265

CASH AT END OF PERIOD	$ 1,276	$ 251

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Six Months Ended
	June 30,
	2004	2003

Cash paid for:
Interest	$241	$28
Income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Fixed assets acquired through capital lease obligations	$15	$15
Fixed assets acquired through debt	$12	$100
Issuance of stock for settlement of obligations	$-	$2,242
Preferred dividend accrual	$49	$-
Fair value of warrants issued for debt private placement	$118	$-
Disposal of assets for settlement of accounts payable	$18	$786
Disposal of capital lease obligations for settlement of obligations	$-	$101
Gain on sale of assets for settlement of obligations	$-	$64
Interest expense converted to long-tem note	$-	$124
Fair market value of warrant issued for American Stock Exchange listing fees	$-	$49
Amortization of preferred stock issuance costs and beneficial conversion
as preferred stock dividends	$227	$-
Fair value of warrants issued in connection with preferred stock and beneficial
conversion feature of preferred stock	$1,093	$-
Shares issued for prepaid consulting	$68	$-
Reduction of notes payable for settlement of obligations	$171	$-

The accompanying notes are an integral part of these financial statements.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
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

Effective December 31, 2003, Home Solutions acquired 100% of Southern Exposure Unlimited of Florida, Inc., 100% of SE Tops of Florida, Inc. and 50% of SouthernStone Cabinets, Inc (together, "SE") based in Fort Myers, Florida, for approximately $12,172, including $2,000 in cash, $5,968 in seller notes, $2,500 in common stock and $1,704 in acquisition costs.  SE provides specialty interior services, including cabinet and countertop installation to homebuilders and homeowners throughout southwestern Florida.

The Company currently has a signed definitive agreement to acquire a specialty residential services company for approximately $10,000.  The acquisition is subject to regulatory approvals and other closing conditions. There can be no assurances that we will successfully complete this transaction.

The Company is aggressively acquiring complementary specialty residential services businesses as part of its announced strategy.

The accompanying unaudited, interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and Regulation S-B, as promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, these interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes as contained in the Company's annual report on Form 10-KSB/A for the year ended December 31, 2003. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of results of operations to be expected for the full year.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, the realizability of accounts receivable, notes receivable, property and equipment and goodwill, and valuation of deferred tax assets.  Actual results could differ from these estimates.

Goodwill

Goodwill represents the excess of acquisition cost over the net assets acquired in a business combination and is not amortized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets".  Management reviews, on an annual basis, the carrying value of goodwill in order to determine whether impairment has occurred. Impairment is based on several factors including the Company's projection of future undiscounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would adjust the carrying value of goodwill to its estimated fair value.   During the three months ended June 30, 2004, the goodwill balance was increased by $74 due to adjustments in SE's net assets acquired.

Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows.  The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management.  At June 30, 2004 the Company's management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
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

Stock-Based Compensation

The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, as amended, "Accounting for Stock Issued to Employees."   The Company accounts for non-employee stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation."  At June 30, 2004, the Company has two stock-based employee compensation plans, which are described more fully in Note 6.  During the six months ended June 30, 2004 and 2003, no compensation expense was recognized in the accompanying consolidated statements of operations for options issued to employees pursuant to APB 25.  No other stock-based employee compensation cost is reflected in the six months ended June 30, 2004 and 2003, as all options granted in these periods ended under those plans had either exercise prices equal to or greater than the market value of the underlying common stock on the date of grant or the vesting period starts after the six months ended June 30, 2004 and 2003.  The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended June 30,		Six months Ended June 30,
	2004	2003	2004	2003
Net (loss) income as reported	$ 579	$ (176)	$ 1,006	$ (162)

Add: Total stock-based employee compensation expense under APB 25

	--	--	--	--
Deduct: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects

	(31)	(10)	(103)	(77)
	------------------	------------------	-----------------	------------------
Pro forma net income (loss)	$ 548	$ (186)	$ 903	$ (239)
	==========	==========	=========	==========
Basic and diluted income (loss) per share - as reported
	$ 0.04	$ (0.02)	$ 0.06	$ (0.01)
	==========	==========	=========	==========
Basic and diluted income (loss) per share - pro forma
	$ 0.03	$ (0.02)	$ 0.05	$ (0.02)
	===========	==========	==========	===========

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(Dollars and Shares in Thousands, Except Per Share Data)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Other Income

During the six months ended June 30, 2004, the Company recognized income of $129 from the release and discharge of a promissory note related to the acquisition of PWS. The Company was released from the promissory note as a result of a negotiated settlement. The original amount of $1,000 by and between the Company and Jane Barber dated November 1 2002 was exchanged as a part of the consideration for the acquisition of PW Stephens, Inc. by Home Solutions of America, Inc. from Jane Barber. The income is recorded in other income in the accompanying consolidated statements of operations.

Comprehensive Income

During the periods presented, the Company had no items of comprehensive income and, therefore, has not presented a statement of comprehensive income.

Per Share Data

Basic earnings per share ("BEPS") is computed by dividing income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period of computation. Diluted earnings per share ("DEPS") gives effect to all dilutive potential common shares outstanding during the period of computation.. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.  For the six months ended June 30, 2003, all potentially dilutive shares of 1,864 have been excluded from dilutive loss per share, as their effect would be anti-dilutive.

The following is a table reconciling BEPS and DEPS and the related weighted average number of shares outstanding for the three and six months ended June 30, 2004:

	Three Months Ended June 30, 2004
	Numerator (Income)	Denominator (Shares)	Per Share Amount

Basic EPS:
Net income	$ 579
Less: Convertible Preferred Stock dividends	(37)
Amortization of convertible Preferred stock issuance costs and beneficial conversion feature	(177)
Income available to common stockholders	365	16,321	$ 0.02

Effect of dilutive securities:
Options and warrants	-	587
Diluted EPS:
Income available to common stockholders plus assumed conversions	$ 365	16,908	$ 0.02

	Six Months Ended June 30, 2004
	Numerator (Income)	Denominator (Shares)	Per Share Amount

Basic EPS:
Net income	$ 1,006
Less: Convertible Preferred Stock dividends	(49)
Amortization of convertible Preferred stock issuance costs and beneficial conversion feature	(227)
Income available to common stockholders	730	16,129	$ 0.05
Effect of dilutive securities:
Options and warrants	-	777
Diluted EPS:
Income available to common stockholders plus assumed conversions	$ 730	16,906	$ 0.04

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
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

NOTE 3 - DISPOSITIONS AND ACQUISITIONS

The acquisition of SE was closed on February 6, 2004 and was effective December 31, 2003.  It has been accounted for as a purchase.

The purchase price was comprised of the following:

Acquisition payable (paid in February 2004)	$ 2,000
Notes payable (see Note 5)	5,968
Common stock committed to be issued (issued in February 2004)	2,500
Commissions, legal, accounting and other costs (including $931 of
stock and warrants committed to be issued and issued in February 2004)	1,704
$ 12,172
The purchase price was allocated as follows:
Current assets	$ 4,542
Property and equipment	167
Other long-term assets	9
Current liabilities	(628)
Payable to seller (cash and receivables distributed to seller prior to closing in February 2004)	(2,290)
Long-term liabilities	(356)
Minority interest	(38)
Estimated fair value of tangible net assets acquired	1,406
Goodwill and other intangible assets	10,766

$ 12,172

The Company has classified the excess of the purchase price over the estimated fair value of the tangible net assets acquired as goodwill as of June 30, 2004 in the accompanying consolidated balance sheet.  The Company is in the process of analyzing the components of the intangible assets and will have an appraisal performed by a third party during 2004 to assist the Company in determining its final purchase price allocation.

The following pro forma information presents the results of operations for the three and six months ended June 30, 2003, as though the FSS and SE acquisitions had occurred on January 1, 2003:

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003

Revenue	$ 5,708	$ 12,443
Net income	$ 467	$ 850
Earnings per share	$ 0.03	$ 0.06

Definitive Agreement

In July 2004, the Company signed a definitive agreement to acquire a specialty residential services company for approximately $10,000. The acquisition is subject to regulatory approvals and other closing conditions. There can be no assurances that the Company will successfully complete this transaction.

The Company will continue to aggressively pursue the acquisition of companies that provide specialty residential services as it proceeds with its growth strategy. The Company's ability to acquire such businesses will be dependent upon, among other factors, its ability to obtain outside financing and/or issue shares of its common stock as a portion of the purchase price.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(Dollars and Shares in Thousands, Except Per Share Data)

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company is involved in various related party transactions. These transactions are summarized as follows:

In March 2003, the Company borrowed $250 from an affiliate of a stockholder of the Company.  The note accrues interest at 8% per annum, payable monthly with an unpaid principal balance of $125 at June 30, 2004. Accrued and unpaid interest is due September 2004.

The Company has a note payable to a related party for the purchase of the land and building for the Company's former corporate headquarters location.  The note is secured by a deed of trust, accrues interest at 12% per annum, payable monthly with an unpaid principal balance of $750 at June 30, 2004.

On June 30, 2004, the Company borrowed $175 from an affiliate of a stockholder of the Company for short term working capital needs. The note accrues interest at 12% with repayment at the earliest of the funding of a preferred financing, the funding of an acquisition financing or September 30, 2004. The Company paid the note, loan fees and accrued interest in July 2004 for a total of $179k.

For the six months ended June 30, 2004, the Company recognized $129 in other income from the forgiveness of debt from a stockholder (see Note 1 Other Income).

For the six months ended June 30, 2004 and 2003, the Company recorded interest expense on related party notes of $53 and $50, respectively.

NOTE 5 -   DEBT

In January 2004, the Company raised $4,000 in a private placement with Laurus Master Fund, Ltd. ("Laurus").  The placement included two promissory notes -- a secured convertible minimum borrowing note in the original principal amount of $1,500 (the "Convertible Note") and a secured revolving note in the original principal amount of $2,500 (together, the "Laurus Notes").  The Laurus Notes accrue interest at the prime rate plus 2.5% (totaling 6.5% at June 30, 2004) are secured by all of the assets of the Company and its wholly owned subsidiaries, and the Convertible Note can be converted into shares of Common Stock at a  conversion price of $1.88 per share. The Company incurred $490 in related debt issuance costs ($372 cash, $118 non-cash) to be amortized as additional interest expense over the two-year life of the agreement, which are recorded as a debt discount in the accompanying consolidated balance sheet. For the three and six months ended June 30, 2004, $61 and $122, respectively, has been amortized to interest expense. Because of the Series B Convertible Preferred Share issuance, the conversion price of $1.88 was adjusted to $1.87 due to an antidilution provision in the Laurus Convertible Note terms.

Debt consists of the following at June 30, 2004:

Short-Term Debt

FSS seller note with interest at the prime rate (4% at June 30, 2004) payable June 30, 2004. The FSS seller has granted the Company an extension of the note until the earlier of the funding of an acquisition financing or September 30, 2004.	$260

Long-term Debt

Acstar Judgment payable (see Note 7), secured by Note Receivable (see Note 7), non-interest bearing, payable $15 weekly until paid in full, implicit interest rate of 6.5%, net of unamortized debt discount of $ 68.	1,232

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(Dollars and Shares in Thousands, Except Per Share Data)

 NOTE 5 - DEBT, continued

Note payable to SE seller, interest at 2% in excess of one-month LIBOR rate (adjusted on the first day of each calendar quarter beginning January 1, 2004, totaling 3.36% at June 30, 2004), principal and interest payments due quarterly beginning July 1, 2004. The payments shall be greater of (i) the amount of principal and interest that would be payable under a 10-year amortization or (ii) 60% of free cash flow (as defined) of the calendar quarter that precedes the payment date by two calendar quarters, commencing with the calendar quarter ended March 31, 2004, which shall be measured against the calculation set forth above for the payment date of July 1, 2004. The note is secured by a security interest in all the assets and stock of Southern Exposure Unlimited of Florida, Inc. and SE Tops of Florida, Inc. and a first lien on 50% of the stock of SouthernStone Cabinets, Inc. and is subordinated to the Laurus Notes.

$ 4,500

Secured Revolving Note payable to Laurus Master Fund, Ltd., interest at prime plus 2.5%, but not less than 6.5% (totaling 6.5% at June 30, 2004) interest due in monthly installments with principal due January 2006, secured by all the assets of the Company, net of unamortized debt discount of $230. The note contains certain financial and non-financial covenants, with which the Company is in compliance at June 30, 2004.	2,270

Convertible minimum borrowing note of $1,500 payable to Laurus Master Fund, Ltd., interest at prime plus 2.5%, but not less than 6.5% (totaling 6.5% at June 30, 2004) interest due in monthly installments with principal due January 2006, secured by all the assets of the Company. The Convertible Note can be converted into shares of common stock at a fixed conversion price of $1.88 per share, net of unamortized debt discount of $138. The note contains certain financial and non-financial covenants, with which the Company is in compliance at June 30, 2004.	1,362

Note payable to PWS seller, interest at 6%, principal and interest due in equal monthly installments of $62 through May 2005.	666

Note payable to SE seller, non-interest bearing, principal payments due as accounts receivable securing the note are collected until the note is paid in full, guaranteed by the Company. The note is secured by the specific accounts receivable identified in the note and is subordinated to the Laurus Notes.	318

Note payable to financial institution, bearing interest at 5.375%, principal and interest payable in monthly installments of $15 through January 26, 2006, secured by a first lien position in the assets of SouthernStone Cabinets, Inc. and guaranteed by the former owners of SE.	274

Note payable to various financial institutions, collateralized by various automobiles, bearing interest at various annual interest rates ranging from prime plus 0.75% to 7.66%, principal and interest payable in monthly installments ranging from $0.70 to $1.7 through March 28, 2009.	147
11,029

Less current portion	(2,611)

Total	$ 8,418

 HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(Dollars and Shares in Thousands, Except Per Share Data)

NOTE 6 - EQUITY

Preferred Stock

In March 2004, the Company raised $2,000 in a private placement of 0.08 shares of Series A Preferred Stock, $0.001 par value per share ("Series A Preferred Stock").  Dividends on the Series A Preferred Stock are payable semi-annually at a rate of 8% per annum, in cash or common stock, at the option of the Company.  The Series A Preferred Stock converts into common stock at a conversion rate of $1.25 for each share of common stock at the option of the holder or automatically after two years. Purchasers of the Series A Preferred Stock received Series A Warrants to purchase 1,600 shares of common stock at an exercise price of $1.75 per share, expiring 90 days from the effective date of their registration statement, and Series B Warrants to purchase 1,600 shares of common stock at an exercise price of $2.25 per share, expiring March 2009.  In the event of a liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $25,000 per share of the Series A Preferred Stock plus any accrued and unpaid dividends before any payment is made or any assets distributed to the holders of the common stock.  Related to this financing, the Company also issued 480 warrants to purchase common shares in the Company to consultants.  Estimated costs of this transaction of $876 ($122 cash, $754 non-cash) will be amortized as additional dividends over the two-year maximum life of the preferred stock.  In addition, the beneficial conversion feature of the preferred stock, totaling $331, will also be amortized as additional dividends over the two-year maximum life of the preferred stock.  For the three and six months ended June 30, 2004, the Company accrued $37 and $49 in dividends payable, respectively, plus $177 and $227, respectively,  in amortization of issuance costs and beneficial conversion.

During the three months ended June 30, 2004, 0.010 shares of Series A Preferred Stock were converted to 200 shares of common stock at a conversion price of $1.25.

Common Stock

During the six months ended June 30, 2004, the Company issued 1,757 shares of common stock (1,337 shares to the seller of SE, 420 shares to entities in connection with fees related to the acquisition of SE) that were committed to be issued effective December 31, 2003 in connection with the SE acquisition and were recorded as of December 31, 2003.  The Company also issued 50 shares to an entity as part of a consulting agreement and were valued at $1.36 per share and recorded to prepaid expense at December 31, 2003.

In April 2004, the Company issued 293 shares of common stock for $3 in cash in connection with the exercise of 293 warrants

Stock Options

The Company's Board of Directors approved the 2001 Stock Plan (the "2001 Plan") on April 2, 2001. The 2001 Plan provides for awards of incentive stock options, non-qualified stock options, and restricted stock purchase rights. At the Company's 2003 annual stockholders' meeting, which was held on May 20, 2003, the Company's stockholders approved an amendment to the 2001 Plan that increased the options available for grant under the 2001 Plan by 1,000, bringing the total to 3,000. The Company has reserved 3,000 shares of common stock under the 2001 Plan. The exercise price of the awards shall be determined by the Plan administrator at the date of grant, but shall not be less than the fair market value of the stock on the date of grant for employees, or 85 percent of the fair market value for non-employees. The exercise period shall be no more than 10 years and the awards will vest over a period of time determinable by the Board of Directors.  The number of options under the 2001 Plan available for grant at June 30, 2004 was 1,347.

The Company's Board of Directors approved the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan covers two types of options: incentive stock options and non-qualified stock options. At the Company's 2003 annual stockholders' meeting, which was held on May 20, 2003, the Company's stockholders approved an amendment to the 1998 Plan that increased the options available for grant under the 1998 Plan by 1,000, bringing the total to 2,000. The aggregate number of shares that may be issued pursuant to the 1998 Plan may not exceed 2,000 shares. The exercise price for the options shall be determined by the Plan administrator at the date of grant, but shall not be less than the fair market value of the stock at the date of grant. The option period can be no more than 10 years and the options will vest over a period of time determinable by the Board of Directors.  The number of options under the 1998 Plan available for grant at June 30, 2004 was 617.

During the six months ended June 30, 2004, the Company issued options to purchase 500 shares of the Company's common stock (at $1.80) (fair value on the date of grant) to certain officers under the 1998 Plan.

Warrants

From time to time, the Company issues warrants pursuant to various consulting and third party agreements.

During the six months ended June 30, 2004, the Company issued 584 warrants to purchase shares of the Company's common stock to consultants relating to the acquisition of SE, valued at $387 under SFAS 123 and recorded as part of the purchase price at December 31, 2003 (see Note 3).

During the six months ended June 30, 2004, as part of a $4,000 senior debt financing, the Company issued 426 warrants to purchase shares of the Company's common stock (370 warrants to investors and 56 warrants to consultants), valued at $118 under SFAS 123 and recorded as a debt discount at December 31, 2003 (see Note 5).

During the six months ended June 30, 2004, as part of a $2,000 preferred stock financing, the Company issued 3,680 warrants to purchase common shares in the Company (3,200 warrants to investors and 480 warrants to consultants), valued at $754 under SFAS 123 and will be recorded as amortized to preferred stock dividend (see above).

 HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(Dollars and Shares in Thousands, Except Per Share Data)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Litigation

The nature and scope of the Company's business operations bring it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject the Company to potential litigation, which are defended in the normal course of business. At June 30, 2004, there were various claims and disputes incidental to the business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon the Company's financial position, results of operations or cash flows. As of June 30, 2004, the Company has not been named as a responsible party for any environmental issues under the Federal Superfund Law.

The Company has accrued $23 in the accompanying consolidated financial statements related to the above proceedings.  Based on management's analysis, the Company believes that this amount will be sufficient to cover any potential losses that may occur.

As reported in our quarterly report on Form 10-QSB for the quarter ended March 31, 2004, on February 11, 2004, a lawsuit was filed against the Company in the United States District Court for the Southern District of Texas entitled Acstar Insurance Company v. Home Solutions of America, Inc. f/k/a U.S. Industrial Services, Inc. (the "Acstar Lawsuit").  In the Acstar Lawsuit, the plaintiff Acstar Insurance Company ("Acstar") alleged that the Company was liable to Acstar as a result of an indemnity that the Company gave Acstar in November 1999, in order for Acstar to act as surety on payment and performance bonds for projects undertaken by certain subsidiaries that the Company owned at the time that were involved in the environmental and industrial services sectors, including P.W. Stephens Contractors, Inc. ("Contractors").  Acstar alleged that it had suffered losses in excess of $1,600 as a result of the performance bond and payment bond that it provided Contractors for work on the Hanford Nuclear Reservation.  In late 2000, the Company sold Contractors and the Company's operating subsidiaries to Spruce MacIntyre Holding Corp. ("Spruce").  At the time of this sale, Spruce provided an indemnity for any losses that the Company suffered as a result of the bond indemnities that the Company had previously provided on behalf of its subsidiaries.  The Company answered the Acstar Lawsuit and filed third-party claims against the co-indemnitors of the bond indemnity and Spruce (the "Spruce Lawsuit").  As described in the following paragraphs, the Acstar Lawsuit and Spruce Lawsuit were settled in the second quarter of 2004.

On July 7, 2004, a final judgment (the "Acstar Judgment") was executed by the District Court Judge presiding over the Acstar Lawsuit, ending this litigation, pursuant to a settlement between Acstar and the Company.  Under the terms of the Acstar Judgment, Acstar recovered a judgment from the Company for $1,550 (the "Judgment Amount"); however, the Acstar Judgment cannot be enforced or executed upon unless the Company defaults under a Liquidating Agreement (so called herein) with Acstar, dated June 30, 2004, which was executed in connection with the settlement of the Acstar Lawsuit.  Under the terms of the Liquidating Agreement, the Company will pay Acstar the Judgment Amount, without interest unless a default occurs, in the following installments:  (i) $75 on or before June 1, 2004; (ii) $175 on or before July 1, 2004; (iii) $15 on or before July 9, 2004, and (iv) $15 each and every subsequent Friday until the Judgment Amount is paid in full.  The Company has recorded this amount to long-term debt, with an implicit interest rate of 6.5%, resulting in an initial balance of $1,481(see Note 5).

 As reported in our quarterly report on Form 10-QSB for the quarter ended March 31, 2004, on March 11, 2004, the Company received a notice of default from Jane C. Barber ("Barber") in connection with a promissory note that the Company owed to Barber (the "Barber Note"), which had a principal balance of $971 at the time that such notice was received.  Prior to receiving such notice, the Company had ceased making payments on the Barber Note to Barber, who is an affiliate of Spruce, pending negotiations between the Company and Barber for the payment of certain amounts that the Company claimed to be owed by Barber.  The Company filed a lawsuit against Barber in the District Court of Dallas County, Texas, entitled Home Solutions of America, Inc. f/k/a Nextgen Communications Corporation v. Jane C. Barber (the "Barber Lawsuit"), seeking damages for breach of contract related to certain representations and warranties made by Barber in connection with the Company's purchase of P.W. Stephens, Inc. ("PWS") in late 2002, and certain declaratory judgments related to the Company's rights under the Barber Note and with regard to 745 shares of the Company's common stock owned by Barber (the "Barber Shares"), and certain other relief.  As described in the following paragraph, in connection with the Company's settlement of the Acstar Lawsuit, the Barber Lawsuit was settled during the second quarter of 2004.

On June 2, 2004, the Company, PWS, Barber and Spruce entered into a Fourth Amendment to Stock Purchase Agreement and Global Settlement and Release Agreement (the "Barber Global Settlement"), whereby the Spruce Lawsuit and the Barber Lawsuit were dismissed by the Company with prejudice, and the parties released each other from any liability other than their respective obligations under the Barber Global Settlement and agreements entered in connection therewith.  Pursuant to the Barber Global Settlement, Barber assigned to the Company a promissory note in the original principal amount of $1,550 (the "Note Receivable"), secured by the Barber Shares, which Barber had obtained from a third party in connection with the sale of the Barber Shares to such third party.  The Note Receivable requires payments to the Company of $15 per week, without interest unless a default occurs, commencing on July 9, 2004, until the Note Receivable is paid in full.  The Note Receivable is personally guaranteed by a third party.  The Company recorded this Note Receivable with an implicit rate of 4.55%, resulting in an initial balance of $1,481.  As the amount of the Note Receivable equaled the Judgment Amount, no amounts were recorded in the statement of operations related to the Acstar Judgment or the Note Receivable.

Also pursuant to the Barber Global Settlement, the Company issued a replacement promissory note to Barber in the original principal amount of $800 (the "New Note"), which Barber accepted in full substitution for the Barber Note, which, as discussed above, had an outstanding balance of $971 at such time.  The New Note is payable by the Company as follows: (i) $75 on June 2, 2004, (ii) eleven equal installments of approximately $62 on the 26th day of the month, commencing on June 26, 2004; and (iii) all remaining amounts are due and payable on May 26, 2005.  The New Note bears interest at 6% per annum and is unsecured; however, the Company and PWS provided Barber with a Stipulation of Judgment in the Superior Court for the State of California against PWS and the Company

 HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(Dollars and Shares in Thousands, Except Per Share Data)

NOTE 7 - COMMITMENTS AND CONTINGENCIES, continued

for any amount remaining on the New Note at the time that a default occurs under the New Note, which would provide Barber with an expedited process to collect upon the New Note if a default occurs thereunder.  The difference of $171 between the original Barber note and the New Note was used by the Company to pay various other matters the Company claimed to be owed by Barber including $80 related to CIT (see below).  As a result, the Company recorded no gain or loss on the revision to the original Barber note.

Pursuant to an indemnification agreement between the Company and Spruce, the Company settled claims brought by CIT Group/EquipmentFinancing, Inc. and Acstar, both filed in the United States District Court for the Eastern District of Missouri, which will be paid by Spruce.  The CIT settlement agreement requires Spruce to make certain payments to the plaintiffs, which Spruce has made through the filing date of this Form 10-QSB.  In the event that Spruce fails to make the remaining settlement payments, the plaintiffs could seek satisfaction of their $713 consent judgment against the Company, in which case the Company would have to seek indemnification from Spruce.  In May 2004, the Company paid $40 to CIT on behalf of Spruce. The Company paid the remaining settlement balance to CIT of $40 on August 9, 2004.

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions.  These indemnities include certain agreements with the Company's officers, under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite.  The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make.  Except as noted above, historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

NOTE 8 - SEGMENT REPORTING

The Company reports it business segments based on industry classification, which are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net sales:
Restoration services	$ 3,941	$ 3,053	$ 7,585	$ 6,982
Specialty interior services	3,474	-	6,497	-
Total segment net sales	$ 7,415	$ 3,053	$ 14,082	$ 6,982

Operating income (loss):
Restoration services	$ 569	$ 124	$ 993	$ 671
Specialty interior services	964	-	1,568	-
Corporate	(641)	(308)	(1,225)	(696)
Total segment operating income (loss)	$ 892	$ (184)	$ 1,336	$ (25)

Depreciation and amortization:
Restoration services	$ 127	$ 151	$ 255	$ 249
Specialty interior services	25	-	44	-
Corporate	115	36	246	64
Total segment depreciation and amortization	$ 267	$ 187	$ 545	$ 313

Identifiable assets:
Restoration services			$ 16,753	$ 12,926
Specialty interior services			13,614	-
Corporate			2,674	3,928
Total segment identifiable assets			$ 33,041	$ 16,854

There were no inter-segment sales. Operating income is defined as third party sales less operating expenses. All of the Company's business activities are conducted within the United States geographic boundaries.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(Dollars and Shares in Thousands, Except Per Share Data)

NOTE 9 - SUBSEQUENT EVENTS

In July 2004, the Company signed a definitive agreement to acquire a specialty residential services company for approximately $10,000. The acquisition is subject to regulatory approvals and other closing conditions. There can be no assurances that the Company  will successfully complete this transaction.

In July  2004, the Company raised $1,000 in a private placement of .04 shares of Series B Preferred Stock, $0.001 par value per share ("Series B Preferred Stock").  Dividends on the Series B Preferred Stock are payable semi-annually at a rate of 8% per annum, in cash or common stock, at the option of the Company.  The Series B Preferred Stock converts into common stock at a conversion rate of $1.50 for each share of common stock at the option of the holder or automatically after two years.  In the event of a liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series B Preferred Stock are entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $25,000 per share of the Series B Preferred Stock plus any accrued and unpaid dividends before any payment is made or any assets distributed to the holders of the common stock. The Series B Convertible Preferred Stock is on parity with the Series A Convertible Preferred Stock issued in March 2004.

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

Growth Strategy

                Home Solutions seeks to acquire companies or internally generate projects that will focus on providing specialty residential services to homeowners.  Effective November 1, 2002, we closed our first acquisition as part of this strategy, acquiring PW Stephens, Inc. ("PWS"), a provider of indoor air contaminate removal services for homeowners in California.  In July 2003 we acquired Fiber-Seal Systems, L.P. In February 2004, which was effective December 31, 2003, we acquired Southern Exposure. We expect to continue our aggressive growth strategy with additional acquisitions.  The following is a list of the targeted services that we are pursuing:

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

Revenue Recognition

                Revenue is primarily recognized at the time the contract and related services are performed. On occasion the Company reports revenue from fixed price contracts using the percentage of completion method for financial reporting purposes. Under the percentage of completion method, revenues with respect to individual contracts are recognized in the proportion that costs incurred to date bear to total estimated costs. Revenue and costs estimates are subject to revision during the terms of the contracts and any required adjustment are made in the periods in which the revisions become known. General and administrative costs are not allocated to contract costs and are charged to expense as incurred.

Stock-Based Compensation

                The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, as amended, "Accounting for Stock Issued to Employees."   The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."  At June 30, 2004, the Company had two stock-based employee compensation plans, which are described more fully in Note 6 of the accompanying consolidated financial statements.  The Company accounts for those plans under the recognition and measurement principles of APB 25, and related interpretations.  The Company has applied the disclosure provisions in SFAS No. 148 in its consolidated financial statements and the accompanying notes.

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

Results of Operations (Dollars and Shares In Thousands)

Comparison of three months ended June 30, 2004 to three months ended June 30, 2003

Net Sales

    Restoration Services
                The revenue for the three months ended June 30, 2004 was $3,941 compared to $3,053 for the three months ended June 30, 2003.  The increase is primarily due to greater PWS revenues of approximately $700 from the prior period and the addition of FSS acquired as of July 31, 2003.

    Specialty Interior Services
                The revenue for the three months ended June 30, 2004 was $3,474 compared to $0 for the three months ended June 30, 2003.  The increase is due to the revenues from the SE acquisition effective December 31, 2003.

Costs of Sales

    Restoration Services
                Costs of sales for the three months ended June 30, 2004 were $1,902 compared to $1,712 for the three months ended June 30, 2003. The increase in cost of sales is due primarily to greater PWS revenues for the same period in 2003. The gross margins were 52% and 44%, respectively, for the three-month periods ended June 30, 2004 and June 30, 2003.

    Specialty Interior Services
                Costs of sales for the three months ended June 30, 2004 were $1,973 compared to $0 for the three months ended June 30, 2003.  The increase is due to the cost of sales from the SE acquisition effective December 31, 2003.

Selling, General and Administrative Expenses

    Restoration Services
                Selling, general and administrative expenses were $1,469 for the three months ended June 30, 2004 compared to $1,218 for the three months ended June 30, 2003.  This represents an increase of $251 over 2003, primarily due to the addition of FSS, acquired as of July 31, 2003.

    Specialty Interior Services
                Selling, general and administrative expenses were $537 for the three months ended June 30, 2004 compared to $0 for the three months ended June 30, 2003.  This increase is due to the operating costs from the SE acquisition effective December 31, 2003.

    Corporate
                Corporate general and administrative expenses were $642 for the three months ended June 30, 2004 compared to $307 for the three months ended June 30, 2003. The increase of $335 is due primarily to debt issue cost amortization from the financing events completed in the first quarter 2004 ($66), increased investor relations expenses ($64) and legal expenses ($100) incurred in the three months ended June 30, 2004 related to the Acstar and Barber litigation. Corporate expenses in the three months ended June 30, 2003 also include $115 in one-time credits to expenses.

Other Income (Expense)

Interest expense was $183 for the three months ended June 30, 2004 compared to $209 three months ended June 30, 2003. The decrease in the three months ended June 30, 2004 compared to the three months ended June 30, 2003 is primarily due to the payoff of higher interest debt using the Laurus Notes proceeds from the financing transaction finalized in February 2004. Other income was $12 in 2004 compared to $152 in 2003. In the three months ended June 30, 2003 the Company recorded a gain in the extinguishment of debt.

Comparison of six months ended June 30, 2004 to six months ended June 30, 2003

Net Sales

    Restoration Services
                The revenue for the six months ended June 30, 2004 was $7,585 compared to $6,982 for the six months ended June 30, 2003.  The increase is primarily due to the addition of FSS acquired as of July 31, 2003.

    Specialty Interior Services
                The revenue for the six months ended June 30, 2004 was $6,497 compared to $0 for the six months ended June 30, 2003.  The increase is due to the revenues from the SE acquisition effective December 31, 2003.

Costs of Sales

    Restoration Services
                Costs of sales for the six months ended June 30, 2004 were $3,710 compared to $3,784 for the six months ended June 30, 2003. The decrease in cost of sales is due primarily to the decrease in revenues for the PWS operations. The gross margins were 51% and 46%, respectively, for the six-month periods ended June 30, 2004 and June 30, 2003.

    Specialty Interior Services
                Costs of sales for the six months ended June 30, 2004 were $3,867 compared to $0 for the six months ended June 30, 2003.  The increase is due to the cost of sales from the SE acquisition effective December 31, 2003.

Selling, General and Administrative Expenses

    Restoration Services
                 Selling, general and administrative expenses were $2,881 for the six months ended June 30, 2004 compared to $ 3,223 for the six months ended June 30, 2003.  This represents an increase of $306  over 2003, primarily due to the addition of FSS, acquired as of July 31, 2003.

    Specialty Interior Services
                 Selling, general and administrative expenses were $1,063 for the six months ended June 30, 2004 compared to $0 for the six months ended June 30, 2003.  This increase is due to the operating costs from the SE acquisition effective December 31, 2003.

    Corporate
                Corporate general and administrative expenses were $1,225 for the six months ended June 30, 2004 compared to $695 for the six months ended June 30, 2003. The increase of $530 is due primarily to the debt issue cost amortization related to the financing events in the six months ended June 30, 2004, increased investor relations expenses and legal expenses incurred in the three months ended June 30, 2004 related to the Acstar and Barber litigation. Corporate expenses in the six months ended June 30, 2003 include $125 in one-time credits to expenses.

Other Income (Expense)

Interest expense was $306 for the six months ended June 30, 2004 compared to $358 for the six months ended June 30, 2003. The decrease in the six months ended June 30, 2004 compared to the six months ended June 30, 2003 is primarily due to the payoff of higher interest debt using the Laurus Notes proceeds from the financing events finalized in February 2004. Other income was $164 in 2004 compared to  $156 in 2003.

Liquidity and Capital Resources

The Company's existing capital resources as of June 30, 2004, consisted of cash and accounts receivable totaling $5,833 compared to cash and accounts receivable of $2,954 as of June 30, 2003. The Company believes that the financing arrangements the Company currently has in place are sufficient throughout the next twelve months to finance its working capital needs.  Implementation of the Company's strategic plan of acquiring niche residential services companies will require additional capital, however.

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

In January 2004, the Company raised $4,000 in a private placement with Laurus Master Fund, Ltd. ("Laurus").  The placement included two promissory notes -- a secured convertible minimum borrowing note in the original principal amount of $1,500 (the "Convertible Note") and a secured revolving note in the original principal amount of $2,500 (together, the "Notes").  The Notes earn interest at the prime rate plus 2.5%, are secured by all of the assets of the Company, and the Convertible Note can be converted into shares of common stock at a conversion of price of $1.88 per share. These notes have a two-year term.  Estimated costs of this financing of approximately $490 will be amortized as additional interest expense over the two-year life of the agreement. Because of the Series B Convertibile Preferred Share issuance, the conversion price of  $1.88 was adjusted to $1.87 due to an antidilution provision in the Laurus Convertible Note terms.

In March 2004, the Company raised $2,000 in a private placement of .08 shares of Series A Preferred Stock, $0.001 par value per share ("Series A Preferred Stock").  Dividends on the Series A Preferred Stock are payable semi-annually at a rate of 8% per annum, in cash or common stock, at the option of the Company.  The Series A Preferred Stock converts into common stock at a conversion rate of $1.25 for each share of common stock at the option of the holder or automatically after two years. Purchasers of the Series A Preferred Stock received Series A Warrants to purchase 1,600 shares of common stock at an exercise price of $1.75 per share, expiring 90 days from the effective date of their registration statement, and Series B Warrants to purchase 1,600 shares of common stock at an exercise price of $2.25 per share, expiring March 2009.  In the event of a liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $25,000 per share of the Series A Preferred Stock plus any accrued and unpaid dividends before any payment is made or any assets distributed to the holders of the common stock.  Estimated costs of this transaction of $876 will be amortized as additional dividends over the two-year maximum life of the preferred stock.

In March 2004, the Company filed an S-3 registration statement, which was declared effective April 2, 2004, relating to the offer and sale of an aggregate of 10,533 shares of common stock, $0.001 par value per share to be offered by the selling stockholders identified in the S-3 prospectus.  Such shares include (i) 1,535 previously issued shares of Common Stock (ii) 2,560 shares of Common stock that could be issued by the Company upon the conversion of .08 shares of Series A Preferred Stock, $0.001 par value per shares ("Preferred Stock") (including a certain number of shares of Common Stock that may be paid as dividends on the Preferred Stock issued by the Company), (iii) up to 1,499 shares of Common Stock that could be issued upon the conversion of a convertible promissory note (including a certain number of shares  that could be paid as interest on such note) issued by the Company, and (iv) 4,940 shares of Common Stock that could be issued by the Company upon the exercise of certain outstanding warrants issued by the Company. The prices at which the selling stockholders may sell these shares will be determined by the prevailing market price for shares of our Common Stock or in negotiated transactions. The Company will not receive any of the proceeds from the sale of these shares, other than the exercise prices of any warrants that are exercised by selling stockholders who do not conduct cashless exercises of such warrants.

During the six months ended June 30, 2004, the Company generated net cash from operating activities of $1,388 including net income of $1,006.

The Company's investing activities used net cash of $4,946 primarily due to the purchase of SE and purchase of property and equipment.

The Company's financing activities source of cash of $2,106 is primarily due to proceeds from preferred stock issuance and notes payable. Cash flow outlays were for principal payments on long-term debt and capital leases, to repay the line of credit balance and payments on notes payable to a related party.

In July  2004, the Company raised $1,000 in a private placement of .04 shares of Series B Preferred Stock, $0.001 par value per share ("Series B Preferred Stock").  Dividends on the Series B Preferred Stock are payable semi-annually at a rate of 8% per annum, in cash or common stock, at the option of the Company.  The Series B Preferred Stock converts into common stock at a conversion rate of $1.50 for each share of common stock at the option of the holder or automatically after two years.  In the event of a liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series B Preferred Stock are entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $25,000 per share of the Series B Preferred Stock plus any accrued and unpaid dividends before any payment is made or any assets distributed to the holders of the common stock.

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

Item 3. Controls and Procedures.

As of June 30, 2004, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) an 15d-14(c) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.  No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2004.

PART II
OTHER INFORMATION
(Dollars and shares in thousands, except for per share data)

Item 1. Legal Proceedings.

The nature and scope of our business operations bring us into regular contact with the general public, a variety of businesses and government agencies.  These activities inherently subject us to potential litigation, which we defend in the normal course of business. At June 30, 2004, there were various claims and disputes incidental to the business.  The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon our financial position, results of operations or cash flows.

As reported in our quarterly report on Form 10-QSB for the quarter ended March 31, 2004, on February 11, 2004, a lawsuit was filed against the Company in the United States District Court for the Southern District of Texas entitled Acstar Insurance Company v. Home Solutions of America, Inc. f/k/a U.S. Industrial Services, Inc. (the "Acstar Lawsuit").  In the Acstar Lawsuit, the plaintiff Acstar Insurance Company ("Acstar") alleged that the Company was liable to Acstar as a result of an indemnity that the Company gave Acstar in November 1999, in order for Acstar to act as surety on payment and performance bonds for projects undertaken by certain subsidiaries that the Company owned at the time that were involved in the environmental and industrial services sectors, including P.W. Stephens Contractors, Inc. ("Contractors").  Acstar alleged that it had suffered losses in excess of $1,600 as a result of the performance bond and payment bond that it provided Contractors for work on the Hanford Nuclear Reservation.  In late 2000, the Company sold Contractors and the Company's operating subsidiaries to Spruce MacIntyre Holding Corp. ("Spruce").  At the time of this sale, Spruce provided an indemnity for any losses that the Company suffered as a result of the bond indemnities that the Company had previously provided on behalf of its subsidiaries.  The Company answered the Acstar Lawsuit and filed third-party claims against the co-indemnitors of the bond indemnity and Spruce (the "Spruce Lawsuit").  As described in the following paragraphs, the Acstar Lawsuit and Spruce Lawsuit were settled in the second quarter of 2004.

                On July 7, 2004, a final judgment (the "Acstar Judgment") was executed by the District Court Judge presiding over the Acstar Lawsuit, ending this litigation, pursuant to a settlement between Acstar and the Company.  Under the terms of the Acstar Judgment, Acstar recovered a judgment from the Company for $1,550 (the "Judgment Amount"), however, the Acstar Judgment cannot be enforced or executed upon unless the Company defaults under a Liquidating Agreement (so called herein) with Acstar, dated June 30, 2004, which was executed in connection with the settlement of the Acstar Lawsuit.  Under the terms of the Liquidating Agreement, the Company will pay Acstar the Judgment Amount, without interest unless a default occurs, in the following installments:  (i) $75 on or before June 1, 2004; (ii) $175 on or before July 1, 2004; (iii) $15 on or before July 9, 2004, and (iv) $15 each and every subsequent Friday until the Judgment Amount is paid in full.

                  As reported in our quarterly report on Form 10-QSB for the quarter ended March 31, 2004, on March 11, 2004, the Company received a notice of default from Jane C. Barber ("Barber") in connection with a promissory note that the Company owed to Barber (the "Barber Note"), which had a principal balance of $971 at the time that such notice was received.  Prior to receiving such notice, the Company had ceased making payments on the Barber Note to Barber, who is an affiliate of Spruce, pending negotiations between the Company and Barber for the payment of certain amounts that the Company claimed to be owed by Barber.  The Company filed a lawsuit against Barber in the District Court of Dallas County, Texas, entitled Home Solutions of America, Inc. f/k/a Nextgen Communications Corporation v. Jane C. Barber (the "Barber Lawsuit"), seeking damages for breach of contract related to certain representations and warranties made by Barber in connection with the Company's purchase of P.W. Stephens, Inc. ("PWS") in late 2002, and certain declaratory judgments related to the Company's rights under the Barber Note and with regard to 745 shares of the Company's common stock owned by Barber (the "Barber Shares"), and certain other relief.  As described in the following paragraph, in connection with the Company's settlement of the Acstar Lawsuit, the Barber Lawsuit was settled during the second quarter of 2004.

On June 2, 2004, the Company, PWS, Barber and Spruce entered into a Fourth Amendment to Stock Purchase Agreement and Global Settlement and Release Agreement (the "Barber Global Settlement"), whereby the Spruce Lawsuit and the Barber Lawsuit were dismissed by the Company with prejudice, and the parties released each other from any liability other than their respective obligations under the Barber Global Settlement and agreements entered in connection therewith.  Pursuant to the Barber Global Settlement, Barber assigned to the Company a promissory note in the original principal amount of $1,550 (the "Note Receivable"), secured by the Barber Shares, which Barber had obtained from a third party in connection with the sale of the Barber Shares to such third party.  The Note Receivable requires payments to the Company of $15 per week, without interest unless a default occurs, commencing on July 9, 2004, until the Note Receivable is paid in full.  Also pursuant to the Barber Global Settlement, the Company issued a replacement promissory note to Barber in the original principal amount of $800 (the "New Note"), which Barber accepted in full substitution for the Barber Note, which, as discussed above, had an outstanding balance of $971 at such time.  The New Note is payable by the Company as follows: (i) $75 on June 2, 2004, (ii) eleven equal installments of approximately $62 on the 26th day of the month, commencing on June 26, 2004; and (iii) all remaining amounts are due and payable on May 26, 2005.  The New Note bears interest at 6% per annum and is unsecured, however, the Company and PWS provided Barber with a Stipulation of Judgment in the Superior Court for the State of California against PWS and the Company for any amount remaining on the New Note at the time that a default occurs under the New Note, which would provide Barber with an expedited process to collect upon the New Note if a default occurs thereunder.

Item 2.  Changes in Securities and Small Business Issuer Purchases of Equity Securities.

As discussed in the Liquidity and Capital Resources in the Results of Operations section, in March 2004 the Company issued its newly-created Series A Convertible Preferred Stock, which has a liquidation preference over the Company's common stock.

In July 2004, the Company issued newly created Series B Convertible Preferred Stock, which also has a liquidation preference over the Company's common stock, on parity with the Series A Convertible Stock. In addition, the terms of the Laurus financing and the Series A and Series B Convertible Preferred Stock restrict the Company's payment of dividends to holders of the Company's common stock.

During the three months ended June 30,2004, the Company issued the following shares of its common stock and other equity securities without registration under the Securities Act of 1933, as amended (the "Securities Act") (dollars and shares are in thousands):

1.                    In April 2004, the Company issued 140 shares of common stock in connection with the conversion of .007 shares of preferred stock at a conversion price of $1.25 per share.

2.                    In  May 2004, the Company issued 293 shares of common stock in connection with the exercise of 293 warrants at a conversion price of $0.01 per share. The Company issued 60 shares of common stock in connection with the conversion of .003 shares of preferred stock at a conversion price of $1.25 per share.

The above issuances were unregistered, as the Company was relying on the exemptions from registration contained in Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, on the basis that such transactions did not involve public offerings of securities.

In April 2004, the Company retired 850 shares of common stock that it purchased from two stockholders in connection with the unwinding of the acquisition of Central Texas Residential Services ("CTRS"). The Company provided the two stockholders with a full release and returned all the shares of CTRS to the stockholders in consideration for the return of the 850 shares.

Item 4. Submission of Matters to a Vote of Security Holders.

The 2004 Annual Meeting of Stockholders of Home Solutions of America, Inc. was held on May 28, 2004.

At the 2004 Annual Meeting, the following persons were elected to serve as directors, serving until the 2005 Annual Meeting, by the votes indicated:

Name	For	Abstain
Frank J. Fradella	15,263,121	261,580
Mark W. White	15,263,121	261,580
Michael S. Chadwick	15,463,121	61,850
Willard W. Kimbrell.	15,463,121	61,850

During the 2004 Annual Meeting, the stockholders also ratified (i) the Company's Southern Exposure Transactions (as defined in the Company's 2004 Proxy Statement), (ii) the Company's Series A Preferred Stock Financing (as defined in the Company's 2004 Proxy Statement), and (iii) the appointment of Corbin & Company, LLP as the Company's auditors for 2004, by the votes indicated below:

	For	Against	Abstain
Southern Exposure Transactions	7,277,031	262,580	9,150
Series A Preferred Stock Financing	7,275,641	263,580	9,150
Appointment of Corbin & Company	15,300,826	204,815	9,330

No other matters were voted on during the meeting.

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

2.25

 Stock Purchase Agreement, dated July 1, 2004, by and among Home Solutions of America, Inc., RAM Home Warranty Holding Corp., John Mazurkiewitz, Melinda Mazurkiewitz, and Watch Tower Bible & Tract Society of Pennsylvania, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 20, 2004, and incorporated herein by reference).

2.26

 Fourth Amendment to Stock Purchase Agreement and Global Settlement and Release Agreement, effective December 31, 2003, among Home Solutions of America, Inc., P.W. Stephens, Inc., Jane C. Barber, and Spruce MacIntyre Holdings Corporation.+

2.27	Amended and Restated Promissory Note, in the original principal amount of $800,000, dated June 2, 2004, issued by Home Solutions of America, Inc. and P.W. Stephens, Inc. to Jane C. Barber.+

2.28	Secured Promissory Note, in the original principal amount of $1,550,000, dated June 2, 2004, issued by TFW Inc. to Jane C. Barber, as assigned to Home Solutions of America, Inc. on June 2, 2004.+

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

3.5

Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock of Home Solutions of America, Inc., as filed with the Secretary of State of Delaware on July 19, 2004 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 20, 2004, and incorporated herein by reference).

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

10.18

Stock Pledge Agreement, dated January 22, 2004, by and between Laurus Master Fund, Ltd. and Home Solutions of America, Inc. (filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, and incorporated herein by reference).

10.19

Secured Convertible Minimum Borrowing Note, dated January 22, 2004, in the original principal amount of $1,500,000, issued to Laurus Master Fund, Ltd. by Home Solutions of America, Inc. (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-3 filed on March 5, 2004, and incorporated herein by reference).

10.20

Secured Revolving Note, dated January 22, 2004, in the original principal amount of $2,500,000, issued to Laurus Master Fund, Ltd. by Home Solutions of America, Inc. (filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, and incorporated herein by reference).

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

10.26*

Stock Option Agreement by and between Home Solutions of America, Inc. and Frank J. Fradella, dated January 27, 2004 (filed as Exhibit 10.27 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, and incorporated herein by reference).

10.27

Series B Convertible Preferred Stock Purchase Agreement, dated July 19, 2004, by and among Home Solutions of America, Inc. and the purchasers of Series B Convertible Preferred Stock (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 20, 2004, and incorporated herein by reference).

10.28

Registration Rights Agreement, dated July 19, 2004, by and among Home Solutions of America, Inc., Victus Capital, LP, and Vicis Capital Master Fund (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 20, 2004, and incorporated herein by reference).

10.29

Financial Advisory Agreement, dated July 19, 2004, by and among Home Solutions of America, Inc., Victus Capital, LP, and Vicis Capital Master Fund (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 20, 2004, and incorporated herein by reference).

10.30

Form of Series C Warrant to Purchase Shares of Common Stock of Home Solutions of America, Inc., dated July 19, 2004, as issued to Victus Capital, LP and Vicis Capital Master Fund (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 20, 2004, and incorporated herein by reference).

10.31

Form of Series D Warrant to Purchase Shares of Common Stock of Home Solutions of America, Inc., dated July 19, 2004, as issued to Victus Capital, LP and Vicis Capital Master Fund (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on July 20, 2004, and incorporated herein by reference).

10.32

Registration Rights Agreement, dated July 19, 2004, by and among Home Solutions of America, Inc., Victus Capital, LP, and Vicis Capital Master Fund (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K filed on July 20, 2004, and incorporated herein by reference).

10.33	Liquidating Agreement between Home Solutions of America, Inc. and Acstar Insurance Company, dated June 30, 2004.+

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of Principal Financial Officer pursuant to Section 301 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

* Denotes a management contract or compensatory plan or arrangement.

+ Filed herewith.

(b)           Reports on Form 8-K

                                On April 7, 2004, the Company filed a Current Report on Form 8-K to announce the execution of a letter of intent to acquire a home warranty business.

                                On April 21, 2004, the Company filed a Current Report on Form 8-K/A, amending the Current Report on Form 8-K that was filed on February 9, 2004, to include the required financial statements of Southern Exposure.

                                On May 3, 2004, the Company filed a Current Report on Form 8-K to announce financial results for the first quarter of 2004 and to reaffirm expectations for the full year 2004.

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME SOLUTIONS OF AMERICA, INC.

Dated: August 16, 2004	By: /s/ FRANK J. FRADELLA Frank J. Fradella Chairman, Chief Executive Officer

HOME SOLUTIONS OF AMERICA, INC.

Dated: August 16, 2004	By: /s/ RICK J. O'BRIEN Rick J. O'Brien Chief Financial Officer