Form 10QSB
period 2004-09-30
HOME SOLUTIONS OF AMERICA INC
filed 2004-11-15
CIK 855424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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
(Address of Principal Executive Offices

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

Yes         X               No

                The number of shares outstanding of the registrant's common stock, $.001 par value per share, as of November 15 , 2004 was 16,749,416.
                Transitional Small Business Disclosure Format: Yes                       No         X

 PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED BALANCE SHEET
(In Thousands, Except Per Share Data)
(Unaudited)
		September 30,
		2004
ASSETS
	Current assets:
Cash		$1,862
	Accounts receivable, net of allowance for doubtful accounts of $83	4,128
	Current portion of note receivable	852
	Inventories	477
	Prepaid expenses and other current assets	692
	Asset held for sale	940
	Total current assets	8,951

	Property and equipment, net of accumulated depreciation of $502	1,025
	Intangibles, net of accumulated amortization of $378	2,862

Goodwill		19,788

Note receivable, net of current porti	current portion	565

	Due from related party	25

	Other assets	122
		$33,338
	LIABILITIES AND STOCKHOLDERS' EQUITY
	Current liabilities:
	Accounts payable and accrued expenses	$2,211
	Current portion of debt	2,347
	Current portion of capital lease obligations	108
	Notes payable to related party	750
	Total current liabilities	5,416
	Long-term liabilities:
	Debt, net of current portion	7,913
	Minority interest	298
	Capital lease obligations, net of current portion	25
	Total liabilities	13,652

	Commitments and contingencies

	Stockholders' equity:
	Series A convertible preferred stock, $0.001 par value, 0.08 shares authorized;
	0.07 shares issued and outstanding (total liquidation preference of $1,761)	-
	Series B convertible preferred stock, $.001 par value, 0.04 shares authorized,
	0.04 shares issued and outstanding (total liquidation preference of $1,016)	-
	Common stock, $0.001 par value, 50,000 shares authorized; 16,709 shares issued and outstanding	17
	Additional paid-in capital	41,220
	Accumulated deficit	(21,551)
	Total stockholders' equity	19,686
		$33,338

The accompanying notes are an integral part of these consolidated financial statements

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Net sales	$7,943	$3,583	$22,131	$10,565

Costs and expenses
Cost of sales	4,266	1,734	11,949	5,518
Selling, general and administrative expenses	2,651	1,658	7,817	4,881
	6,917	3,392	19,766	10,399

Operating income	1,026	191	2,365	166

Other income (expense):
Gain (loss) on sale of assets	(3)	(30)	(14)	34
Interest income	7	-	10	1
Interest expense	(175)	(125)	(483)	(483)
Other income	23	7	199	163
Total other income (expense)	(148)	(148)	(288)	(285)

Income (loss) before minority interest	878	43	2,077	(119)

Minority interest in income of consolidated subsidiary	(193)	-	(386)	-

Net income (loss)	$685	$43	$1,691	$(119)

Net income (loss) available to common shareholders per share:
Basic	$0.03	$0.00	$0.08	$(0.01)
Diluted	0.03	0.00	0.07	(0.01)

Weighted average number of common shares outstanding:
Basic	16,528	12,400	16,248	11,610
Diluted	16,950	14,285	16,899	11,610

The accompanying notes are an integral part of these consolidated financial statements.

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Except Per Share Amounts)
(Unaudited)
	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,691	$(119)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	811	427
Minority interest in income of consolidated subsidiary	386	-
Provision for (recovery of) doubtful accounts	2	(27)
(Gain) loss on sale of assets	14	(34)
Gain on extinguishment of debt	(129)	(152)
Stock-based compensation	113	102
Changes in operating assets and liabilities, net of acquisitions and divestitures

Accounts receivable	(420)	1,066
Prepaid expenses and other current assets	(305)	39
Other assets	142	(58)
Accounts payable and accrued expenses	3	(88)
Due to related party	19	(75)

Net cash provided by operating activities	2,327	1,081

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	45	64
Fees paid for pending acquisitions	-	(30)
Purchase of Fiber Seal Systems, L/P, net of cash acquired of $6	-	(134)
Purchase of Central Texas Residential Services, Inc.		(140)
Purchase of SE, including acquisition costs	(4,886)	-
Advances from related party, net	-	11
Costs incurred for pending acquisition	(82)	-
Purchases of property and equipment	(157)	(101)

Net cash used in investing activities	(5,080)	(330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on line of credit	(519)	(6)
Proceeds from notes payable to related party	175	250
Payments on notes payable to related party	(425)
Proceeds from preferred stock, net of cash issuance costs	2,878	-
Proceeds from debt, net of cash issuance costs	3,628	250
Proceeds from exercise of warrants	3	-
Principal payments on debt and capital leases	(3,727)	(1,294)
Distributions to minority stockholder	(126)	-

Net cash provided by (used in) financing activities	1,887	(800)

NET DECREASE IN CASH	(866)	(49)

CASH AT BEGINNING OF PERIOD	2,728	265

CASH AT END OF PERIOD	$1,862	$216

The accompanying notes are an integral part of these consolidated financial statements. 4

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003

Cash paid for:
Interest	$362	$115
Income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Fixed assets acquired through capital lease obligations	$15	$15
Fixed assets acquired through debt	$12	$100
Issuance of stock for settlement of obligations	$-	$2,242
Preferred dividend accrual	$102	$-
Fair value of warrants issued for debt private placement	$118	$-
Disposal of assets for settlement of accounts payable	$18	$786
Disposal of capital lease obligations for settlement of obligations	$-	$101
Interest expense converted to long-tem note	$-	$124
Fair market value of warrant issued for American Stock Exchange listing fees	$-	$49
Issue of stock for acquisitions	$-	$1,327
Issuance of note payable for acquisition	$-	$520
Insurance policy financed	$-	$53
Amortization of preferred stock issuance costs and beneficial conversion as preferred stock dividends	$364	$-
Fair value of warrants issued in connection with preferred stock and beneficial conversion feature of preferred stock	$1,093	$-
Shares issued for prepaid consulting	$159	$-
Reduction of notes payable for settlement of obligations	$171	$-
Issuance of common stock for preferred dividends	$75	$-

The accompanying notes are an integral part of these consolidated financial statements.

    HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
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

The accompanying unaudited, interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and Regulation S-B, as promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, these interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes as contained in the Company's annual report on Form 10-KSB/A for the year ended December 31, 2003. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of results of operations to be expected for the full year.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, the realizability of accounts receivable, notes receivable, property and equipment, goodwill, and valuation of deferred tax assets.  Actual results could differ from these estimates.

Assets Held for Sale

The Company currently has a building and land for sale with a net book value of $940 that was its former administrative headquarters. The Company is actively marketing the property.

Goodwill

Goodwill represents the excess of acquisition cost over the net assets acquired in a business combination and is not amortized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets".  Management reviews, on an annual basis, the carrying value of goodwill in order to determine whether impairment has occurred. Impairment is based on several factors including the Company's projection of future undiscounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would adjust the carrying value of goodwill to its estimated fair value.   During the nine months ended September 30, 2004, the goodwill balance was increased by $74 due to adjustments in SE's net assets acquired.

Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows.  The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management.  At September 30, 2004 the Company's management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

 HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(Dollars and Shares in Thousands, Except Per Share Data)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition

Revenue is generally recognized at the time the contract and related services are performed. The Company recognizes revenues from time and materials contracts and consulting services as those services are performed.  Advance payments made under these contracts are recorded as deferred revenue and recognized when the related services are performed.

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

Stock-Based Compensation

The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, as amended, "Accounting for Stock Issued to Employees."   The Company accounts for non-employee stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation."  At September 30, 2004, the Company has two stock-based employee compensation plans, which are described more fully in Note 6.  During the nine months ended September 30, 2004 and 2003, no compensation expense was recognized in the accompanying consolidated statements of operations for options issued to employees pursuant to APB 25.  No other stock-based employee compensation cost is reflected in the nine months ended September 30, 2004 and 2003, as all options granted in these periods ended under those plans had either exercise prices equal to or greater than the market value of the underlying common stock on the date of grant or the vesting period starts after the nine months ended September 30, 2004 and 2003.  The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net (loss) income as reported	$ 685	$ 43	$ 1,691	$ (119)

Add: Total stock-based employee compensation expense under APB 25

	--	--	--	--
Deduct: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects

	(92)		(195)	(77)

Pro forma net income (loss)	$ 593	$ 43	$ 1,496	$ (196)

Income (loss) per share - as reported
Basic	$ 0.03	$ 0.00	$ 0.08	$ (0.01)
Diluted	$ 0.03	$ 0.00	$ 0.07	$ (0.01)

Income (loss) per share - pro forma
Basic	$ 0.03	$ 0.00	$ 0.09	$ (0.02)
Diluted	$ 0.03	$ 0.00	$ 0.08	$ (0.02)

 HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(Dollars and Shares in Thousands, Except Per Share Data)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Other Income

During the nine months ended September 30, 2004, the Company recognized income of $129 from the release and discharge of a promissory note related to the acquisition of PWS. The Company was released from the promissory note as a result of a negotiated settlement. The original amount of $1,000 by and between the Company and Jane Barber dated November 1 2002 was exchanged as a part of the consideration for the acquisition of PW Stephens, Inc. by the Company from Jane Barber. The income is recorded in other income in the accompanying consolidated statements of operations.

Comprehensive Income

During the periods presented, the Company had no items of comprehensive income and, therefore, has not presented a statement of comprehensive income.

Per Share Data

Basic earnings per share ("BEPS") is computed by dividing income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period of computation. Diluted earnings per share ("DEPS") give effect to all dilutive potential common shares outstanding during the period of computation. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.  For the nine months ended September 30, 2003, all potentially dilutive shares of 1,864 have been excluded from dilutive loss per share, as their effect would be anti-dilutive.

The following is a table reconciling BEPS and DEPS and the related weighted average number of shares outstanding for the three and nine months ended September 30, 2004:

	Three Months Ended September 30, 2004
	Numerator (Income)	Denominator (Shares)	Per Share Amount

Basic EPS:
Net income	$ 685
Less: convertible preferred stock dividends	(51)
Amortization of convertible preferred stock issuance costs and beneficial conversion feature	(137)

Income available to common stockholders	497	16,528	$ 0.03

Effect of dilutive securities:
Options and warrants	-	422

Diluted EPS:
Income available to common stockholders plus assumed conversions	$ 497	16,950	$ 0.03

	Nine Months Ended September 30, 2004
	Numerator (Income)	Denominator (Shares)	Per Share Amount

Basic EPS:
Net income	$ 1,691
Less: Convertible preferred stock dividends	(100)
Amortization of convertible preferred stock issuance costs and beneficial conversion feature	(364)

Income available to common stockholders	1,227	16,248	$ 0.08

Effect of dilutive securities:
Options and warrants	-	651

Diluted EPS:
Income available to common stockholders plus assumed conversions	$ 1,227	16,899	$ 0.07

  HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
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

NOTE 3 - DISPOSITIONS AND ACQUISITIONS

The acquisition of SE was closed on February 6, 2004 and was effective December 31, 2003.  It has been accounted for as a purchase.

The purchase price was comprised of the following:

Acquisition payable (paid in February 2004)	$2,000
Notes payable (see Note 5)	5,968
Common stock committed to be issued (issued in February 2004)	2,500
Commissions, legal, accounting and other costs (including $931 of common stock and warrants committed to be issued in February 2004)	1,704
$12,172

The purchase price was allocated as follows:

Current assets	$4,542
Property and equipment	167
Other long-term assets	9
Current liabilities	(628)
Payable to seller (cash and receivables distributed to seller prior to closing in February 2004)	(2,290)
Long-term liabilities	(356)
Minority interest	(38)
Estimated fair value of tangible net assets acquired	1,406
Goodwill and other intangible assets	10,766
$12,172

The Company has classified the excess of the purchase price over the estimated fair value of the tangible net assets acquired as goodwill as of September 30, 2004 in the accompanying consolidated balance sheet.  The Company is in the process of analyzing the components of the intangible assets and will have an appraisal performed by a third party during 2004 to assist the Company in determining its final purchase price allocation.

The following pro forma information presents the results of operations for the three and nine months ended September 30, 2003, as though the FSS and SE acquisitions had occurred on January 1, 2003:

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003

Revenue	$ 6,135	$ 18,518
Net income	$ 655	$ 1,505
Earnings per share	$ 0.05	$ 0.11

Definitive Agreement

In July 2004, the Company signed a definitive agreement to acquire a specialty residential services company for approximately $10,000. The acquisition is subject to regulatory approvals and other closing conditions. There can be no assurances that the Company will successfully complete this transaction. At September 30, 2004 the Company has recorded $82 in current assets related to the acquisition costs.

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
SEPTEMBER 30, 2004
(Dollars and Shares in Thousands, Except Per Share Data)

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company is involved in various related party transactions. These transactions are summarized as follows:

In March 2003, the Company borrowed $250 from an affiliate of a stockholder of the Company.  The note accrues interest at 8% per annum, payable monthly.  The note and accrued interest was paid in July 2004.

The Company has a note payable to a related party for the purchase of the land and building for the Company's former corporate headquarters location.  The note is secured by a deed of trust, accrues interest at 12% per annum, payable monthly with an unpaid principal balance of $750 at September 30, 2004.

On June 30, 2004, the Company borrowed $175 from an affiliate of a stockholder of the Company for short term working capital needs. The note accrued interest at 12% with repayment required at the earliest of the funding of a preferred financing, the funding of an acquisition financing or September 30, 2004. The Company paid the note, loan fees and accrued interest in July 2004 for a total of $179.

For the nine months ended September 30, 2004, the Company recognized $129 in other income from the forgiveness of debt from a stockholder (see Note 1 Other Income).

For the nine months ended September 30, 2004 and 2003, the Company recorded interest expense on related party notes of $79 and $79, respectively.

In September 2004, the Company issued 85 shares valued at $113, and $50 cash, to Mr. Frank Fradella, the Company's CEO, as part of a special bonus.

NOTE 5 - DEBT

In January 2004, the Company raised $4,000 in a private placement with Laurus Master Fund, Ltd. ("Laurus").  The placement included two promissory notes -- a secured convertible minimum borrowing note in the original principal amount of $1,500 (the "Convertible Note") and a secured revolving note in the original principal amount of $2,500 (together, the "Laurus Notes").  The Laurus Notes accrue interest at the prime rate plus 2.5% (totaling 7.25% at September 30, 2004) are secured by all of the assets of the Company and its wholly owned subsidiaries, and the Convertible Note can be converted into shares of Common Stock at a conversion price of $1.87 per share, subject to certain antidilution provisions as defined. The Company incurred $490 in related debt issuance costs ($372 cash, $118 non-cash) to be amortized as additional interest expense over the two-year life of the agreement, which are recorded as a debt discount in the accompanying consolidated balance sheet. For the three and nine months ended September 30, 2004, $61 and $184, respectively, has been amortized to interest expense.

Debt consists of the following at September 30, 2004:

Note payable to SE seller, interest at 2% in excess of one-month LIBOR rate (adjusted on the first day of each calendar quarter beginning January 1, 2004, totaling 3.84% at September 30, 2004), principal and interest payments due quarterly beginning July 1, 2004. The payments shall be greater of (i) the amount of principal and interest that would be payable under a 10-year amortization or (ii) 60% of free cash flow (as defined) of the calendar quarter that precedes the payment date by two calendar quarters, commencing with the calendar quarter ended March 31, 2004, which shall be measured against the calculation set forth above for the payment date of July 1, 2004. The note is secured by a security interest in all the assets and stock of Southern Exposure Unlimited of Florida, Inc. and SE Tops of Florida, Inc. and a first lien on 50% of the stock of SouthernStone Cabinets, Inc. and is subordinated to the Laurus Notes.

$ 4,380

Secured Revolving Note payable to Laurus Master Fund, Ltd., interest at prime plus 2.5%, but not less than 6.5% (totaling 7.25% at September 30, 2004) interest due in monthly installments with principal due January 2006, secured by all the assets of the Company, net of unamortized debt discount of $191. The note contains certain financial and non-financial covenants, with which the Company is in compliance at September 30, 2004.	2,309

Acstar Judgment payable (see Note 7), secured by Note Receivable (see Note7), non-interest bearing, payable $15 weekly until paid in full, implicit interest rate of 6.5%, net of unamortized debt discount of $ 50.	1,070

 HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(Dollars and Shares in Thousands, Except Per Share Data)

NOTE 5 - DEBT, continued

Convertible minimum borrowing note of $1,500 payable to Laurus Master Fund, Ltd., interest at prime plus 2.5%, but not less than 6.5% (totaling 7.25% at September 30, 2004) interest due in monthly installments with principal due January 2006, secured by all the assets of the Company. The Convertible Note can be converted into shares of common stock at a fixed conversion price of $1.87 per share, net of unamortized debt discount of $116. The note contains certain financial and non-financial covenants, with which the Company is in compliance at September 30, 2004.	1,385

Note payable to PWS seller, interest at 6%, principal and interest due in equal monthly installments of $62 through May 2005.	488

FSS seller note with interest at the prime rate (4.75% at September 30, 2004) payable at September 30, 2004. The FSS seller has granted the Company an extension of the note until the funding of an acquisition financing.	260

Note payable to financial institution, bearing interest at 5.375%, principal and interest payable in monthly installments of $15 through January 26, 2006, secured by a first lien position in the assets of SouthernStone Cabinets, Inc. and guaranteed by the former owners of SE.	232

Note payable to various financial institutions, collateralized by various automobiles, bearing interest at various annual interest rates ranging from prime plus 0.75% to 7.66%, principal and interest payable in monthly installments ranging from $0.70 to $1.7 through March 28, 2009.	136
10,260

Less current portion	(2,347)

Total	$ 7,913

NOTE 6 - EQUITY

Preferred Stock

In March 2004, the Company raised $2,000 in a private placement of 0.08 shares of Series A Preferred Stock, $0.001 par value per share ("Series A Preferred Stock").  Dividends on the Series A Preferred Stock are payable semi-annually at a rate of 8% per annum, in cash or common stock, at the option of the Company.  The Series A Preferred Stock converts into common stock at a conversion rate of $1.25 for each share of common stock at the option of the holder or automatically after two years. Purchasers of the Series A Preferred Stock received Series A Warrants to purchase 1,600 shares of common stock at an exercise price of $1.75 per share, expiring 90 days from the effective date of their registration statement, and Series B Warrants to purchase 1,600 shares of common stock at an exercise price of $2.25 per share, expiring March 2009.  In the event of a liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $25,000 per share of the Series A Preferred Stock plus any accrued and unpaid dividends before any payment is made or any assets distributed to the holders of the common stock.  Related to this financing, the Company also issued 480 warrants to purchase common shares in the Company to consultants.  Estimated costs of this transaction of $876 ($122 cash, $754 non-cash) will be amortized as additional dividends over the two-year maximum life of the preferred stock.  In addition, the beneficial conversion feature of the preferred stock, totaling $331, will also be amortized as additional dividends over the two-year maximum life of the preferred stock.  For the three and nine months ended September 30, 2004, the Company accrued $35 and $84 in dividends payable, respectively, plus $137 and $364, respectively, in amortization of issuance costs and beneficial conversion. In September 2004 the Company at its option issued 60 shares of common stock in lieu of cash payment for $75 in accrued dividends. The Series A Warrants to purchase 1,600 shares of common stock at an exercise price of $1.75 per share, expired July 1, 2004 without exercise by the Series A Preferred Stock holders.

During the nine months ended September 30, 2004, 0.010 shares of Series A Preferred Stock were converted to 200 shares of common stock at a conversion price of $1.25.  In October 2004, 0.002 shares of the Series A Preferred Stock were converted to 40 shares of common stock at a conversion price of $1.25.

            In July 2004, the Company raised $1,000 in a private placement of 0.04 shares of Series B Preferred Stock, $0.001 par value per share ("Series B Preferred Stock").  Dividends on the Series B Preferred Stock are payable semi-annually at a rate of 8% per annum, in cash or common stock, at the option of the Company.  The Series B Preferred Stock converts into common stock at a conversion rate of $1.50 for each share of common stock at the option of the holder or automatically after two years.  In the event of a liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series B Preferred Stock are entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $25,000 per share of the Series B Preferred Stock plus any accrued and unpaid dividends before any payment is made or any assets distributed to the holders of the common stock. For the three months ended September 30, 2004, the Company accrued $16 in dividends payable.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(Dollars and Shares in Thousands, Except Per Share Data)

NOTE 6 - EQUITY, continued

Common Stock

During the nine months ended September 30, 2004, the Company issued 1,757 shares of common stock (1,337 shares to the seller of SE, 420 shares to entities in connection with fees related to the acquisition of SE) that were committed to be issued effective December 31, 2003 in connection with the SE acquisition and were recorded as of December 31, 2003.  The Company also issued 50 shares to an entity as part of a consulting agreement and were valued at $1.36 per share and has been expensed in the accompanying consolidated statements of operations during fiscal year 2004.

In April 2004, the Company issued 293 shares of common stock for $3 in cash in connection with the exercise of 293 warrants.

In August 2004, the Company issued 100 shares to an entity as part of a consulting agreement and were valued at $0.9075 per share and recorded to prepaid expense at September 30, 2004. The amount will be expensed over the life of the agreement through February 2005.

In September 2004, the Company at its option issued 60 shares of common stock in lieu of cash payment for $75 in accrued dividends to the Series A Preferred Stock holders.

In September 2004, the Company issued 85 shares valued at $113 to the Company CEO as part of a special bonus.

Stock Options

The Company's Board of Directors approved the 2001 Stock Plan (the "2001 Plan") on April 2, 2001. The 2001 Plan provides for awards of incentive stock options, non-qualified stock options, and restricted stock purchase rights. At the Company's 2003 annual stockholders' meeting, which was held on May 20, 2003, the Company's stockholders approved an amendment to the 2001 Plan that increased the options available for grant under the 2001 Plan by 1,000, bringing the total to 3,000.  The exercise price of the awards shall be determined by the Plan administrator at the date of grant, but shall not be less than the fair market value of the stock on the date of grant for employees, or 85 percent of the fair market value for non-employees. The exercise period shall be no more than 10 years and the awards will vest over a period of time determinable by the Board of Directors.  The number of options under the 2001 Plan available for grant at September 30, 2004 was 1,272.

The Company's Board of Directors approved the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan covers two types of options: incentive stock options and non-qualified stock options. At the Company's 2003 annual stockholders' meeting, which was held on May 20, 2003, the Company's stockholders approved an amendment to the 1998 Plan that increased the options available for grant under the 1998 Plan by 1,000, bringing the total to 2,000. The aggregate number of shares that may be issued pursuant to the 1998 Plan may not exceed 2,000 shares. The exercise price for the options shall be determined by the Plan administrator at the date of grant, but shall not be less than the fair market value of the stock at the date of grant. The option period can be no more than 10 years and the options will vest over a period of time determinable by the Board of Directors.  The number of options under the 1998 Plan available for grant at September 30, 2004 was 617.

During the nine months ended September 30, 2004, the Company issued options to purchase 500 shares of the Company's common stock at $1.80 (fair value on the date of grant) to certain officers under the 1998 Plan and 75 shares of the Company's common stock at $2.00 (fair value at the date of the grant) to certain employees under the 2001 Plan.

Warrants

From time to time, the Company issues warrants pursuant to various consulting and third party agreements.

During the nine months ended September 30, 2004, the Company issued 584 warrants to purchase shares of the Company's common stock to consultants relating to the acquisition of SE, valued at $387 under SFAS 123 and recorded as part of the purchase price at December 31, 2003 (see Note 3).

During the nine months ended September 30, 2004, as part of a $4,000 senior debt financing, the Company issued 426 warrants to purchase shares of the Company's common stock (370 warrants to investors and 56 warrants to consultants), valued at $118 under SFAS 123 and recorded as a debt discount at December 31, 2003 (see Note 5).

During the nine months ended September 30, 2004, as part of a $2,000 preferred stock financing, the Company issued 3,680 warrants to purchase common shares in the Company (3,200 warrants to investors and 480 warrants to consultants), valued at $754 under SFAS 123 and will be recorded as amortized to preferred stock dividend (see above).

In July 2004, the Company issued 667 in Series C warrants and 667 in Series D warrants to purchase shares of the Company's common stock to consultants providing financial advisory services in the proposed acquisition of a specialty residential services company. The Series C Warrants entitle the holder to purchase 667 shares of common stock at an exercise price of $1.75 per share, expiring 90 days from the effective date of their registration statement. The Series D Warrants entitle the holder to purchase 667 shares of common stock at an exercise price of $1.75 per share, expiring July 2009. The warrants are valued at $310 under SFAS 123 and are to be recorded as part of the purchase price of the entity.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
     (Dollars and Shares in Thousands, Except Per Share Data)

 NOTE 7 - COMMITMENTS AND CONTINGENCIES

Litigation

The nature and scope of the Company's business operations bring it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject the Company to potential litigation, which are defended in the normal course of business. At September 30, 2004, there were various claims and disputes incidental to the business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon the Company's financial position, results of operations or cash flows. As of September 30, 2004, the Company has not been named as a responsible party for any environmental issues under the Federal Superfund Law.

The Company has accrued $13 in the accompanying consolidated financial statements related to the above proceedings.  Based on management's analysis, the Company believes that this amount will be sufficient to cover any potential losses that may occur.

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

Also pursuant to the Barber Global Settlement, the Company issued a replacement promissory note to Barber in the original principal amount of $800 (the "New Note" See Note 5), which Barber accepted in full substitution for the Barber Note, which, as discussed above, had an outstanding balance of $971 at such time.  The New Note is payable by the Company as follows: (i) $75 on June 2, 2004, (ii) eleven equal installments of approximately $62 on the 26th day of the month, commencing on June 26, 2004; and (iii) all remaining amounts are due and payable on May 26, 2005.  The New Note bears interest at 6% per annum and is unsecured; however, the Company and PWS provided Barber with a Stipulation of Judgment in the Superior Court for the State of California against PWS

HOME SOLUTIONS OF AMERICA, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
     (Dollars and Shares in Thousands, Except Per Share Data)

NOTE 7 - COMMITMENTS AND CONTINGENCIES, continued

and the Company for any amount remaining on the New Note at the time that a default occurs under the New Note, which would provide Barber with an expedited process to collect upon the New Note if a default occurs thereunder.  The difference of $171 between the original Barber note and the New Note was used by the Company to pay various other matters the Company claimed to be owed by Barber including $80 related to CIT (see below).  As a result, the Company recorded no gain or loss on the revision to the original Barber note.

Pursuant to an indemnification agreement between the Company and Spruce, the Company settled claims brought by CIT Group/Equipment Financing, Inc. and Acstar, both filed in the United States District Court for the Eastern District of Missouri, which will be paid by Spruce.  The CIT settlement agreement requires Spruce to make certain payments to the plaintiffs, which Spruce has made through the filing date of this Form 10-QSB.  In the event that Spruce fails to make the remaining settlement payments, the plaintiffs could seek satisfaction of their $713 consent judgment against the Company, in which case the Company would have to seek indemnification from Spruce.  As of September 30, 2004 the amount has been paid in full.

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

NOTE 8 - SEGMENT REPORTING

The Company reports it business segments based on industry classification, which are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net sales:
Restoration services	$ 4,040	$ 3,583	$ 11,625	$ 10,565
Specialty interior services	3,903	-	10,506	-
Total segment net sales	$ 7,943	$ 3,583	$ 22,131	$ 10,565

Operating income (loss):
Restoration services	$ 575	$ 534	$ 1,571	$ 1,205
Specialty interior services	1,091	-	2,658	-
Corporate	(640)	(343)	(1,864)	(1,039)
Total segment operating income (loss)	$ 1,026	$ 191	$ 2,365	$ 166

Depreciation and amortization:
Restoration services	$ 127	$ 78	$ 383	$ 326
Specialty interior services	22	-	66	-
Corporate	116	36	362	101
Total segment depreciation and Amortization	$ 265	$ 114	$ 811	$ 427

Identifiable assets:
Restoration services			$ 16,611	$ 13,491
Specialty interior services			13,960	-
Corporate			2,767	5,216
Total segment identifiable assets			$ 33,338	$ 18,707

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

 Growth Strategy

                Home Solutions seeks to acquire companies or internally generate projects that will focus on providing specialty residential services to homeowners.  Effective November 1, 2002, we closed our first acquisition as part of this strategy, acquiring PW Stephens, Inc. ("PWS"), a provider of indoor air contaminate removal services for homeowners in California.  In July 2003 we acquired Fiber-Seal Systems, L.P. In February 2004, effective December 31, 2003, we acquired Southern Exposure. We expect to continue our aggressive growth strategy with additional acquisitions.  The following is a list of the targeted services that we are pursuing:

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

Stock-Based Compensation

                The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, as amended, "Accounting for Stock Issued to Employees."   The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."  At September 30, 2004, the Company had two stock-based employee compensation plans, which are described more fully in Note 6 of the accompanying consolidated financial statements.  The Company accounts for those plans under the recognition and measurement principles of APB 25, and related interpretations.  The Company has applied the disclosure provisions in SFAS No. 148 in its consolidated financial statements and the accompanying notes.

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

Results of Operations (Dollars and Shares In Thousands)

Comparison of three months ended September 30, 2004 to three months ended September 30, 2003

Net Sales

    Restoration Services
                The revenue for the three months ended September 30, 2004 was $4,040 compared to $3,583 for the three months ended September 30, 2003.  The increase is primarily due to increased PWS revenues of approximately $400 from the same period in 2003 and the addition of FSS acquired as of July 31, 2003.

    Specialty Interior Services
                    The revenue for the three months ended September 30, 2004 was $3,903 compared to $0 for the three months ended September 30, 2003.  The increase is due to the revenues from the SE acquisition effective December 31, 2003.

Costs of Sales

    Restoration Services
                Costs of sales for the three months ended September 30, 2004 were $1,970 compared to $1,734 for the three months ended September 30, 2003. The increase in cost of sales is due primarily to increased PWS revenues from the same period in 2003. The PWS gross margins were 50% and 49% for the three-month periods ended September 30, 2004 and September 30, 2003, respectively.

    Specialty Interior Services
                   Costs of sales for the three months ended September 30, 2004 were $2,296 compared to $0 for the three months ended September 30, 2003.  The increase is due to the cost of sales from the SE acquisition effective December 31, 2003.

Selling, General and Administrative Expenses

    Restoration Services
                 Selling, general and administrative expenses were $1,495 for the three months ended September 30, 2004 compared to $1,315 for the three months ended September 30, 2003.  This represents an increase of $180 from the same period in 2003, primarily due to the addition of FSS, acquired as of July 31, 2003.

    Specialty Interior Services
                  Selling, general and administrative expenses were $516 for the three months ended September 30, 2004 compared to $0 for the three months ended September 30, 2003.  This increase is due to the operating costs from the SE acquisition effective December 31, 2003.

    Corporate
                  Corporate general and administrative expenses were $640 for the three months ended September 30, 2004 compared to $343 for the three months ended September 30, 2003. The increase of $297 is due primarily to debt issue cost amortization from the financing events completed in the first quarter 2004 ($61), increased legal and professional expenses ($54) and increased salary expense ($201). In September 2004 the Company paid the CEO a special bonus of $163 consisting of $113 in common stock and $50 in cash.

Other Income (Expense)

                  Interest expense was $175 for the three months ended September 30, 2004 compared to $125 three months ended September 30, 2003. The increase in the three months ended September 30, 2004 compared to the three months ended September 30, 2003 is primarily due to the debt related the SE acquisition completed in February 2004 which was effective December 31, 2003. Other income was $23 in 2004 compared to $7 in 2003.

Comparison of nine months ended September 30, 2004 to nine months ended September 30, 2003

Net Sales

    Restoration Services
                The revenue for the nine months ended September 30, 2004 was $11,625 compared to $10,565 for the nine months ended September 30, 2003.  The increase is primarily due to PWS increased revenues of $600 in 2004 and nine months of FSS revenues in 2004 in comparison to two months in 2003 in the same reporting period. FSS was acquired as of July 31, 2003.

    Specialty Interior Services
                    The revenue for the nine months ended September 30, 2004 was $10,506 compared to $0 for the nine months ended September 30, 2003.  The increase is due to the revenues from the SE acquisition effective December 31, 2003.

Costs of Sales

    Restoration Services
                Costs of sales for the nine months ended September 30, 2004 were $5,680 compared to $5,518 for the nine months ended September 30, 2003. The increase in cost of sales is due primarily to the nine months of FSS cost of sales in 2004  in comparison to two months in 2003 in the same reporting period (FSS was acquired as of July 31, 2003) and slightly increased costs of sales in the PWS operations. The gross margins were 49% and 52%, respectively, for the nine month periods ended September 30, 2004 and September 30, 2003.

    Specialty Interior Services
                   Costs of sales for the nine months ended September 30, 2004 were $6,269 compared to $0 for the nine months ended September 30, 2003.  The increase is due to the cost of sales from the SE acquisition effective December 31, 2003.

Selling, General and Administrative Expenses

    Restoration Services
                 Selling, general and administrative expenses were $4,374 for the nine months ended September 30, 2004 compared to $3,842 for the nine months ended September 30, 2003.  This increase of $532 from 2003 is primarily due to the addition of FSS, acquired as of July 31, 2003 and slightly increased PWS expenses. Selling, general and administrative expenses as a percentage of revenues were 38% and 36% for the nine month periods ended September 30, 2004 and September 30, 2003, respectively.

    Specialty Interior Services

                  Selling, general and administrative expenses were $1,579 for the nine months ended September 30, 2004 compared to $0 for the nine months ended September 30, 2003.  This increase is due to the operating costs from the SE acquisition effective December 31, 2003.

    Corporate

                  Corporate general and administrative expenses were $1,864 for the nine months ended September 30, 2004 compared to $1,039 for the nine months ended September 30, 2003. The increase of $825 is due primarily to the debt issue cost amortization related to the financing events in 2004 ($184), increased legal expenses incurred in the second quarter 2004 related to the Acstar and Barber litigation ($104), increased investor relations, legal and professional and consulting expenses ($229) and increased salaries ($241). Other miscellaneous corporate expenses in the nine month period ended September 30, 2004 decreased $57 from the same period in 2003. Corporate expenses in the nine months ended September 30, 2003 include $124 in one-time credits to expenses. Corporate expenses as a percentage of revenues were 8% and 10%, respectively, for the nine month periods ended September 30, 2004 and September 30, 2003.

Other Income (Expense)

                  Interest expense was $483 for the nine months ended September 30, 2004 compared to $483 for the nine months ended September 30, 2003.Other income was $199 in 2004 compared to $163 in 2003.

Liquidity and Capital Resources

                The Company's existing capital resources as of September 30, 2004, consisted of cash and accounts receivable totaling $5,990 compared to cash and accounts receivable of $2,878 as of September 30, 2003. The Company believes that the financing arrangements the Company currently has in place are sufficient throughout the next twelve months to finance its working capital needs.  Implementation of the Company's strategic plan of acquiring niche residential services companies will require additional capital, however.

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

In January 2004, the Company raised $4,000 in a private placement with Laurus Master Fund, Ltd. ("Laurus").  The placement included two promissory notes -- a secured convertible minimum borrowing note in the original principal amount of $1,500 (the "Convertible Note") and a secured revolving note in the original principal amount of $2,500 (together, the "Notes").  The Notes earn interest at the prime rate plus 2.5%, are secured by all of the assets of the Company, and the Convertible Note can be converted into shares of common stock at a conversion of price of $1.87 per share, subject to certain antidilution provisions as defined. These notes have a two-year term.  Estimated costs of this financing of approximately $490 will be amortized as additional interest expense over the two-year life of the agreement.

In March 2004, the Company raised $2,000 in a private placement of .08 shares of Series A Preferred Stock, $0.001 par value per share ("Series A Preferred Stock").  Dividends on the Series A Preferred Stock are payable semi-annually at a rate of 8% per annum, in cash or common stock, at the option of the Company.  The Series A Preferred Stock converts into common stock at a conversion rate of $1.25 for each share of common stock at the option of the holder or automatically after two years. Purchasers of the Series A Preferred Stock received Series A Warrants to purchase 1,600 shares of common stock at an exercise price of $1.75 per share, expiring 90 days from the effective date of their registration statement, and Series B Warrants to purchase 1,600 shares of common stock at an exercise price of $2.25 per share, expiring March 2009.  In the event of a liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $25,000 per share of the Series A Preferred Stock plus any accrued and unpaid dividends before any payment is made or any assets distributed to the holders of the common stock.  Estimated costs of this transaction of $876 will be amortized as additional dividends over the two-year maximum life of the preferred stock. The Series A Warrants to purchase 1,600 shares of common stock at an exercise price of $1.75 per share, expired July 1, 2004 without exercise by the Series A Preferred Stock holders.

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

                During the nine months ended September 30, 2004, the Company generated net cash from operating activities of $2,327 including net income of $1,691.

                The Company's investing activities used net cash of $5,080  primarily due to the purchase of SE and purchase of property and equipment.

                The Company's net financing activities of $1,887 is primarily due to proceeds from preferred stock issuance and notes payable. Cash flow outlays were for principal payments on long-term debt and capital leases, distributions to minority stockholder, to repay the line of credit balance and payments on notes payable to a related party.

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

Item 3. Controls and Procedures

As of September 30, 2004, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.  No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2004.

PART II
OTHER INFORMATION
(Dollars and shares in thousands, except for per share data)

Item 1. Legal Proceedings.

The nature and scope of our business operations bring us into regular contact with the general public, a variety of businesses and government agencies.  These activities inherently subject us to potential litigation, which we defend in the normal course of business. At September 30, 2004, there were various claims and disputes incidental to the business.  The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

During the three months ended September 30,2004, the Company issued the following shares of its common stock and other equity securities without registration under the Securities Act of 1933, as amended (the "Securities Act") (dollars and shares are in thousands):

                1.             In August 2004, the Company issued 100 shares to an entity as part of a consulting agreement.  Such shares were valued at $0.9075 per share and recorded to prepaid expense at September 30, 2004.

2.             In September 2004, the Company, at its option, issued 60 shares of common stock in lieu of cash payment for $75 in accrued dividends to the Series A Preferred Stock holders.

3.             In September 2004, the Company issued 85 shares, valued at $113, to Mr. Frank Fradella, the Company's CEO, as part of a special bonus.

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

2.2     Third Amendment to Stock Purchase Agreement, effective December 31, 2003, between Home Solutions of America, Inc. and Jane C. Barber (filed as Exhibit 2.1 to the Company's Registration Statement on Form S-3 filed on March 5, 2004, and incorporated herein by reference).

2.25    Stock Purchase Agreement, dated July 1, 2004, by and among Home Solutions of America, Inc., RAM Home Warranty Holding Corp., John Mazurkiewitz, Melinda Mazurkiewitz, and Watch Tower Bible & Tract Society of Pennsylvania, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 20, 2004, and incorporated herein by reference).

                 2.26    Fourth Amendment to Stock Purchase Agreement and Global Settlement and Release Agreement, effective December 31, 2003, among Home Solutions of America, Inc., P.W. Stephens, Inc., Jane C. Barber, and Spruce MacIntyre Holdings Corporation. (filed as Exhibit 2.26 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, and incorporated herein by reference). +

2.27      Amended and Restated Promissory Note, in the original principal amount of $800,000, dated June 2, 2004, issued by Home Solutions of America, Inc. and P.W. Stephens, Inc. to Jane C. Barber. (filed as Exhibit 2.27 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, and incorporated herein by reference). +

2.28      Secured Promissory Note, in the original principal amount of $1,550,000, dated June 2, 2004, issued by TFW Inc. to Jane C. Barber, as assigned to Home Solutions of America, Inc. on June 2, 2004. (filed as Exhibit 2.28 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, and incorporated herein by reference).  +

3.1      Certificate of Incorporation of the Company, as restated on July 31, 2001 (filed as Exhibit A to the Company's Information Statement on Schedule 14C filed on July 9, 2001, and incorporated herein by reference).

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

10.33         Liquidating Agreement between Home Solutions of America, Inc. and Acstar Insurance Company, dated September 30, 2004. (filed as Exhibit 10.33 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, and incorporated herein by reference). +

31.1         Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

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

HOME SOLUTIONS OF AMERICA, INC.

Dated: November 15, 2004 By: /s/ FRANK J. FRADELLA
Frank J. Fradella
Chairman, Chief Executive Officer

HOME SOLUTIONS OF AMERICA, INC.

Dated: November 15, 2004 By: /s/ RICK J. O'BRIEN
Rick J. O'Brien
Chief Financial Officer