Form 10KSB
period 2004-12-31
HOME SOLUTIONS OF AMERICA INC
filed 2005-03-28
CIK 855424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

                (Mark One)

                [x]  Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the fiscal year ended December 31, 2004

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

(214) 623-8446
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
Yes         X               No

                Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

                State issuer's revenues for its most recent fiscal year: $31,121,373

                The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (16,583,199 shares) on March 24, 2005, was approximately $26,864,782 based upon the closing sale price of the common stock ($1.62 per share) as quoted on the American Stock Exchange on March 24, 2005.  For purposes of this response, officers, directors and holders of 10% or more of the registrant's common stock are considered affiliates of the registrant at that date.

                The number of shares outstanding of the registrant's common stock, $.001 par value per share, as of March 24, 2005: 16,967,785 shares.

DOCUMENTS INCORPORATED BY REFERENCE

                  The information required by Items 9 through 12 and Item 14 of Part III of this Form 10-KSB is incorporated by reference from the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 2004.

                                                   Transitional Small Business Disclosure Format: Yes                   No         X

HOME SOLUTIONS OF AMERICA, INC.
FORM 10-KSB
Table of Contents

Page Number
Item
PART I

1. Description of Business..............................................................................................................	1
2. Description of Property...............................................................................................................	3
3. Legal Proceedings........................................................................................................................	3
4. Submission of Matters to a Vote of Security Holders............................................................	4

PART II

5. Market for Common Equity, Related Stockholder Matters and Small Business
Issuer Purchases of Equity Securities......................................................................................	4
6. Management's Discussion and Analysis or Plan of Operation...........................................	5
7. Financial Statements..................................................................................................................	10
8. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.....................................................................................	10
8A. Controls and Procedures...........................................................................................................	11
8B. Other Information.........................................................................................................................	11

PART III

9. Directors and Executive Officers of the Registrant ..............................................................	11
10. Executive Compensation...........................................................................................................	11
11. Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters....................................................................	11
12. Certain Relationships and Related Transactions...................................................................	12
13. Exhibits .........................................................................................................................................	12
14. Principal Accountant Fees and Services................................................................................	17
Signatures....................................................................................................................................................	18
Audited Consolidated Financial Statements.........................................................................................	F-i

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

i

PART I
(Dollars and Shares in Thousands, Except Per Share Data)

Item 1.        Description of Business.

Overview

Home Solutions of America, Inc. ("we," "us," "Home Solutions," or the "Company") is a Delaware corporation that was incorporated in 1998.  Our growth strategy is to become a leading provider of specialty residential services that protect the homeowner's single largest investment - their home. We seek a dominant market position through the acquisition of strategic, specialized, profitable and well-managed residential service companies and through the above average internal growth of these operations.  Home Solutions provides Restoration Services and Specialty Interior Services.  These segments include services such as cleaning and fabric protection, fire and water damage restoration, the remediation of indoor air contaminants, and cabinet/countertop installation.  (See "Trends, Risks and Uncertainties" in Part II, Item 6 below).

Growth Strategy

                As part of its strategy announced in 2002, Home Solutions seeks to acquire or internally generate projects that focus on providing the specialty residential services to homeowners that are discussed below.  In November 2002, we closed our first acquisition as part of this strategy, acquiring PW Stephens, Inc. ("PWS"), a provider of indoor air contaminate removal services for homeowners in California and Florida.  In July 2003, we closed the acquisition of Fiber Seal Systems, LP ("FSS"), a provider of cleaning and fabric protection services.  In December 2003, we closed the acquisition of Southern Exposure Unlimited of Florida, Inc. and related companies ("SE"), a provider of cabinet and countertop installation services.  We expect to continue our aggressive growth strategy with additional acquisitions. (See "Trends, Risks and Uncertainties" in Part II, Item 6 below).

                The Company currently has a signed definitive agreement to acquire a specialty residential services company for approximately $12,500.  The acquisition is contingent on financing and other customary closing conditions. There can be no assurances that we will successfully complete this transaction.

The Company is aggressively acquiring complementary specialty residential services businesses as part of its announced strategy.

The following is a list of the specialty residential services that we offer:

Restoration Services

Cleaning and Fabric Protection: Under the Fiber Seal brand name, we provide fabric protection services to protect furniture, carpet and draperies from stains and daily wear through both Company-owned locations as well as over forty franchised locations.  This niche market is primarily targeted at above-average income homeowners with an average ticket of approximately $0.4.  We provide our customers with an annual fabric protection service agreement that allows them to have on-site spill clean up during the life of the agreement.  In addition, using well-tested methods of cleaning carpet, we offer maintenance and emergency response services to our customer base to repair carpet damaged by common stains, pet dander, bacteria and dust.  This procedure extends the life of the homeowners' carpets and makes the carpet look its finest.  Furthermore, Home Solutions provides air duct cleaning services to its customer base.  Particulate (organic and inorganic) material within a home's heating and air conditioning systems and the transfer air ducts can cause allergic reactions and is often the breeding ground for many types of mold.  It is expected that a portion of our cleaning operations will generate additional opportunities across our other business segments.

Indoor Air Contamination: Under the PW Stephens brand name, we provide indoor air contamination services, including contamination from mold, asbestos and lead paint. With increased media attention regarding the health threat of mold, fewer insurance options, and property transfers at risk, current market conditions have created significant demand for mold inspections, certifications and remediation services.  These services consist of property and system inspections, surface and air testing, project design, microbial removal, light interior demolition, repair and specialized cleaning work.  Home inspections and testing can range from $0.2 to $0.8. For the typical mold-contaminated house, a remediation project can last approximately one week and cost up to $10 or more.  Customer opportunities are developed through a regional sales force as well as through referrals by real estate firms, insurance adjusters, mortgage companies, attorneys and nationally branded retailers.  Although government-promulgated regulation is currently under review, industry practice and general awareness is building momentum. The Company believes it can use its industry experience to give efficacy to its processes and provide homeowners with quality assurance.  Furthermore, we plan to provide annual and quarterly monitoring services, in which technicians will regularly inspect, test and certify the air quality of our clients' homes.  It is expected that a portion of our indoor air contamination operations will generate additional opportunities across our other business segments.

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

Specialty Interior Services

Specialty Interior Services: Under the Southern Exposure brand name, Home Solutions offers cabinet and countertop installation services.  SE manufactures and installs a high-end product line of cabinets and countertops.  Its customer base includes both homebuilders and homeowners in the rapidly growing southwestern Florida marketplace. It is expected that a portion of our cabinet and countertop installation services will generate additional opportunities across our other business segments.

Definitive Agreement

In March 2005, the Company signed a definitive agreement to acquire a specialty residential services company for approximately $12,500. The acquisition is subject to certain closing conditions. There can be no assurances that the Company will successfully complete this transaction. At December 31, 2004 the Company has recorded $596 in current assets related to the acquisition costs.

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

Employees

As of December 31, 2004, we had an aggregate of 186 employees. All of these employees were full-time and were not represented by collective bargaining agreements.

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

From February 2002 until November 2002, the Company, then named Nextgen Communications, had no significant operations.

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

Effective November 1, 2002, we acquired PWS, based in California, for an aggregate purchase price of approximately $13,400, which we paid with cash, promissory notes issued by the Company, the assignment of certain promissory notes owed to the Company, and a warrant to purchase 293 shares of the Company's common stock at $.01 per share.  PWS has a twenty-year operating history of providing indoor air contaminate removal services for residential and light commercial clients.

In December 2002, in connection with the implementation of our residential services strategy, our stockholders approved a change of our corporate name to Home Solutions of America, Inc.

In July 2003, we acquired FSS, based in Dallas, Texas.  Fiber Seal provides cleaning and fabric protection services through both company-owned and over 40 franchised locations across the United States.  We paid approximately $1,621 for Fiber Seal, including 300 common shares, a warrant to purchase 250 shares of the Company's common stock at $2.00 per share and a note for $520.

In July 2003, we acquired Central Texas Residential Services, Inc. ("CTRS").  We paid approximately $769 for CTRS, including 850 common shares.  The acquisition of CTRS was rescinded in October 2003; no revenues were generated during this timeframe, and the consideration paid was returned to the Company.

Effective December 2003, we acquired SE, based in Fort Myers, Florida, for approximately $12,172, including $2,000 in cash, $5,968 in seller notes, $2,500 in common stock and $1,704 in acquisition costs.  SE provides cabinet and countertop installation services to homebuilders and homeowners throughout southwestern Florida.

Recent Developments - Early 2005

In March 2005, the Company signed a definitive agreement to acquire a specialty residential services company for approximately $12,500. The acquisition is contingent on financing and other customary closing conditions. There can be no assurances that the Company will successfully complete this transaction. At December 31, 2004 the Company has recorded $596 in current assets related to the acquisition cost.

Our website is located at www.HOMcorp.com.

Item 2.        Description of Property.

In October 2002, we purchased the office building that served as the corporate offices, consisting of approximately 8,000 square feet of office space, at 11850 Jones Road Houston, Texas 77070.  The purchase price of the building was $1,000, including $250 paid by issuing the seller 152 shares of our common stock and $750 financed through a first-lien mortgage provided by an affiliate of one of our stockholders.  In May 2004, the Company moved its corporate headquarters to Dallas, Texas in a leased office building co-located with FSS. The Company currently has the Houston, Texas building and land for sale with a net book value of $940 and is actively marketing the property.

As of December 31, 2004, PWS leased its headquarters in Huntington Beach, California and had two additional offices in Fremont, California and El Cajon, California.  These lease agreements expire in 2005 to 2007.

As of December 31, 2004, FSS leased its headquarters in Dallas, Texas.  This lease agreement expires in 2005.

As of December 31, 2004, SE leased its headquarters in Fort Myers, Florida and has one additional office in Florida.  One of its offices is leased from the former owner of SE, who is now an affiliate of the Company, at a monthly rate of $10.  One lease agreement expires in 2005 and one expires in 2008.

Item 3.        Legal Proceedings.

The nature and scope of our business operations bring us into regular contact with the general public, a variety of businesses and government agencies.  These activities inherently subject us to potential litigation, which we defend in the normal course of business. At December 31, 2004, there were various claims and disputes incidental to the business.  The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon our financial position, results of operations or cash flows.

Item 4.        Submission of Matters to a Vote of Security Holders.

                    None.

PART II
(Dollars and Shares in Thousands, Except Per Share Data)

Item 5.        Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

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

Fiscal Year ended December 31, 2004:	High	Low

Quarter ended December 31, 2004	1.76	1.40
Quarter ended September 30, 2004	1.68	1.15
Quarter ended June 30, 2004	1.67	1.30
Quarter ended March 31, 2004	2.10	1.39

Fiscal Year ended December 31, 2003:	High	Low

Quarter ended December 31, 2003	2.19	1.52
Quarter ended September 30, 2003	3.15	1.99
Quarter ended June 30, 2003	3.45	1.70
Quarter ended March 31, 2003	3.25	1.90

Stockholders

                As of March 18, 2005, the Company had approximately 147 record holders of its Common Stock, as reflected on the books of the Company's transfer agent.  A significant number of shares were held in street name and, as such, the Company believes that the actual number of beneficial owners is significantly higher.

Dividends

                The Company has not established a policy concerning payment of regular dividends nor has it paid any dividends on its Common Stock to date.  Any payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including restrictions imposed by the Company's preferred stock then outstanding, the Company's earnings, financial condition, capital requirements and debt covenants, and the tax treatment consequences of paying dividends. The company's ability to pay dividends to holders of its Common stock is restricted by the terms of the Series A and Series B Convertible Preferred Stock and the Laurus financing (See "Liquidity and Capital Resources" in Item 6 below).

Penny Stock

                The Company's Common Stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets for the certain requirements for transactions in penny stock, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If the Company's Common Stock is deemed to be penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving penny stock, unless exempt, the rules require the delivery, prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt the rules require the delivery, prior to the first transaction of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information to the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in the Company's Common Stock and may affect the ability of the Company's shareholders to sell their shares.

Sale of Unregistered Securities

                During the fourth quarter of 2004, the Company issued the following shares of its common stock without registration under the Securities Act of 1933, as amended (the "Securities Act"):

1.             On October 1, 2004, the Company issued 40 shares of common stock to Greenwood Partners, L.P. related to a conversion of 0.002 shares of Series A Preferred Stock.

2.             On December 2, 2004, the Company issued 111 shares of common stock to Laurus Master Fund, Ltd. related to the conversion of $150 of a convertible note payable.

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

Item 6.    Management's Discussion and Analysis or Plan of Operation.

General

Use of Estimates and Critical Accounting Policies

                In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income (loss) from operations, and net income (loss), as well as on the value of certain assets on our consolidated balance sheet.  We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management.  While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include receivable reserves, recoverability of long-lived assets, revenue recognition, stock-based compensation, and recoverability of goodwill and other intangible assets.  In addition, please refer to Note 1 to the accompanying financial statements for further discussion of our accounting policies.

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

Revenue Recognition

               The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", as revised by SAB 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectibility is probable. Sales are recorded net of sales discounts.

                Revenue is generally recognized at the time the contract and related services are performed. The Company recognizes revenues from time and materials contracts and consulting services as those services are performed.  Advance payments made under these contracts are recorded as deferred revenue and recognized when the related services are performed.

                SouthernStone Cabinets, Inc. and SE Tops of Florida, Inc. recognize revenue for product sales at the time the related products are shipped to the customer. SE recognizes revenue upon complete installation of the cabinets and inspection.

Stock-Based Compensation

                The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, as amended, "Accounting for Stock Issued to Employees."   The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."  At December 31, 2004, the Company had two stock-based employee compensation plans, which are described more fully in Note 9 of the accompanying consolidated financial statements.  The Company accounts for those plans under the recognition and measurement principles of APB 25, and related interpretations.  The Company has applied the disclosure provisions in SFAS No. 148 in its consolidated financial statements and the accompanying notes.

               In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)") to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transaction be recognized in financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces SFAS No.123, and supercedes APB 25. SFAS No.123, as originally issued in 1995, established a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. Small business issuers will be required to apply Statements 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company is in the process of evaluating whether the adoption of SFAS 123(R) will have a significant impact on the Company's overall results of operations or financial position.

Beneficial Conversion Feature

The Company has issued a note payable and preferred stock which provides for rates of conversion that are below market value. This feature is normally characterized as a beneficial conversion feature ("BCF"), which is recorded by the Company, pursuant to the Emerging Issues Task Force ("EITF") Issue No. 98-5 ("EITF 98-05"), "Accounting For Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio," and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5  To Certain Convertible Instruments."

Results of Operations - Year ended December 31, 2004 compared to year ended December 31, 2003

Net Sales

    Restoration Services

                The revenue for the year ended December 31, 2004 was $16,566 compared to $13,996 for the year ended December 31, 2003.  The increase is primarily due to PWS's increased revenues of $2,122 in 2004. PWS was awarded two contacts that generated revenues of $900 in 2004. One of the contracts is completed. Approximately 60% of the increased revenues were a result of the Florida hurricane restoration work. The company expects to achieve hurricane restoration revenues announced in the press releases from 2004. PWS mold remediation revenues in 2004 ($1,726) decreased 40% from 2003 ($2,886) as a result of insurers imposing stricter requirements on coverage for mold claims. Twelve months of FSS revenues were included in 2004 ($800) compared to five months FSS revenue in 2003 ($347). FSS was acquired as of July 31, 2003.

    Specialty Interior Services

              The revenue for the year ended December 31, 2004 was $14,555 compared to $0 for the year ended December 31, 2003.  The increase is due to the revenues from the SE acquisition effective December 31, 2003.

Costs of Sales

    Restoration Services

                Costs of sales for the year ended December 31, 2004 were $7,937 compared to $7,095 for the year ended December 31, 2003.  Restoration services total cost of sales increased with increased sales. Restoration service gross margins were 48% and 51% for the year ended December 31, 2004 and December 31, 2003, respectively. PWS Florida cost of sales (40%) were lower than experienced when performing work only in California (49%) because the Florida restoration work does not involve hazardous material.

    Specialty Interior Services

                   Costs of sales for the year ended December 31, 2004 were $8,781 compared to $0 for the year ended December 31, 2003.  The increase is due to the costs of sales from the SE acquisition effective December 31, 2003. Costs for material are not anticipated to increase materially in 2005.

Selling, General and Administrative Expenses

    Restoration Services

                 Selling, general and administrative expenses were $6,097 for the year ended December 31 , 2004 compared to $5,488 for the year ended December 31, 2003.  The increase of $668 from 2003 is primarily due to the addition of FSS, acquired as of July 31, 2003 and slightly increased PWS expenses. Selling, general and administrative expenses as a percentage of revenues were 33% and 39% for the year ended December 31 , 2004 and December 31, 2003, respectively.

    Specialty Interior Services
                   Selling, general and administrative expenses were $2,140 for the year ended December 31 , 2004 compared to $0 for the year ended December 31, 2003.  This increase is due to the operating costs from the SE acquisition effective December 31, 2003. These expenses are expected to be stable during 2005.

    Corporate
                  Corporate general and administrative expenses were $2,119 for the year ended December 31 , 2004 compared to $1,674 for the year ended December 31, 2003. The increase of $445 is due primarily to increased legal expenses incurred in the second quarter 2004 related to the Acstar and Barber litigation ($104), increased investor relations, legal and professional and consulting expenses ($233) and increased salaries and payroll taxes ($247). Acquisition costs decreased $231 from the year ended December 31, 2003. Corporate expenses in the year ended December 31 , 2003 include $92 in one-time credits to expenses. Corporate expenses as a percentage of revenues were 7% and 12% for the year ended December 31, 2004 and December 31, 2003, respectively.

Other Income (Expense)

                  Interest expense was $930 for the year ended December 31, 2004 compared to $619 for the year ended December 31, 2003. The increase of $311 is primarily related to  the debt issue cost amortization related to the financing events in 2004. Other income was $224 in 2004 compared to $179 in 2003.   Interest income was $38 for the year ended December 31, 2004 compared to $1 for the year ended December 31, 2003.  In 2004 $31 in non-cash amortization of imputed interest income was recorded from a note receivable.

Impairment Loss

                Impairment loss expenses were $0 for the year ended December 31, 2004 compared to $297 for the year ended December 31, 2003.  This represents a decrease of $297 from 2003. In 2003, $140 was related to CTRS acquisition expenses written off after the rescission of the CTRS acquisition and $157 was related to a loss on retirement of the shares returned after the CTRS rescission.

Liquidity and Capital Resources

                The Company's existing capital resources as of December 31, 2004, consisted of cash and accounts receivable totaling $6,624 compared to cash and accounts receivable of $7,279 as of December 31, 2003. The Company believes that the financing arrangements the Company currently has in place are sufficient throughout the next twelve months to finance its working capital needs.  Implementation of the Company's strategic plan of acquiring niche residential services companies will require additional capital, however.

                The Company had a credit agreement with a financial institution.  The credit agreement included a term loan, revolving line of credit and an equipment line of credit.  A former stockholder of PWS guaranteed the credit agreement, secured by substantially all PWS assets and contained a provision that required PWS to maintain certain financial covenants. The Company repaid and closed the term loan, revolving line of credit and equipment line of credit facility in full on January 22, 2004 using proceeds from the Laurus Master Fund financing.

                In January 2004, the Company raised $4,000 in a private placement with Laurus Master Fund, Ltd. ("Laurus").  The placement included two promissory notes -- a secured convertible minimum borrowing note in the original principal amount of $1,500 (the "Convertible Note") and a secured revolving note in the original principal amount of $2,500 (together, the "Notes") and 476 warrants, including the additional 50 warrants issued in November 2004 (See below).  The Notes earn interest at the prime rate plus 2.5%, are secured by all of the assets of the Company, and the Convertible Note can be converted into shares of common stock at a conversion of price of $1.87 per share, as amended in connection with certain antidilution provisions as defined.  These notes have a two-year term. The Company incurred $621 in related debt issue costs ($372 cash, $249 non-cash). The non-cash costs of $249 represent the relative fair value of the warrant and the effective beneficial conversion feature, which will be amortized to interest expense over the term of the related debt instrument along with the debt discount. For the year ended December 31, 2004, $263 has been amortized. In November 2004, the Company amended the Convertible Note adjusting the conversion price to $1.35 for $1,000 of the note and issued 50 additional warrants.  As of December 31, 2004, $150 of principal balance was converted into 111 shares of common stock.

                In March 2004, the Company raised $2,000 in a private placement of 0.08 shares of Series A Preferred Stock, $0.001 par value per share ("Series A Preferred Stock").  Dividends on the Series A Preferred Stock are payable semi-annually at a rate of 8% per annum, in cash or common stock, at the option of the Company.  The Series A Preferred Stock converts into common stock at a conversion rate of $1.25 for each share of common stock at the option of the holder or automatically after two years. Purchasers of the Series A Preferred Stock received Series A Warrants to purchase 1,600 shares of common stock at an exercise price of $1.75 per share, which expired on July 1, 2004, and Series B Warrants to purchase 1,600 shares of common stock at an exercise price of $2.22 per share, as adjusted and subject to future adjustments, expiring March 2009.  In the event of a liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $25,000 per share of the Series A Preferred Stock plus any accrued and unpaid dividends before any payment is made or any assets distributed to the holders of the common stock. Related to this financing, the Company also issued 480 warrants to purchase common shares in the Company to consultants. Estimated costs of this transaction of $1,480 ( $ 122 cash, $1,358 non cash) are being amortized as additional dividends over the two-year maximum life of the preferred stock. The $1,358 of non-cash issuance costs relate to the relative fair value of the warrants issued and the effective BCF. For the year ended December 31, 2004, the Company has accrued $122 in dividends payable and $640 in amortization of issuance, warrant and BCF costs. In September 2004 the Company at its option issued 60 shares of common stock in lieu of cash payment for $75 in accrued dividends.

                In March 2004, the Company filed an S-3 registration statement, which was declared effective April 2, 2004, relating to the offer and sale of an aggregate of 10,533 shares of common stock, $0.001 par value per share to be offered by the selling stockholders identified in the S-3 prospectus.  Such shares include (i) 1,535 previously issued shares of Common Stock (ii) 2,560 shares of Common stock that could be issued by the Company upon the conversion of .08 shares of Series A Preferred Stock, $0.001 par value per share ("Preferred Stock") (including a certain number of shares of Common Stock that may be paid as dividends on the Preferred Stock issued by the Company), (iii) up to 1,499 shares of Common Stock that could be issued upon the conversion of a convertible promissory note (including a certain number of shares  that could be paid as interest on such note) issued by the Company, and (iv) 4,940 shares of Common Stock that could be issued by the Company upon the exercise of certain outstanding warrants issued by the Company. The prices at which the selling stockholders may sell these shares will be determined by the prevailing market price for shares of our Common Stock or in negotiated transactions. The Company will not receive any of the proceeds from the sale of these shares, other than the exercise prices of any warrants that are exercised by selling stockholders who do not conduct cashless exercises of such warrants.

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

                During the twelve months ended December 31 , 2004, the Company generated net cash from operating activities of $2,734 including net income of $2,563.

                The Company's investing activities used net cash of $5,093, primarily due to the purchase of SE and purchase of property and equipment.

               The Company's net financing activities of $759 were primarily due to net proceeds from preferred stock issuance and notes payable. Cash flow outlays were for principal payments on long-term debt and capital leases, distributions to minority stockholder, repayments to the PWS  line of credit balance and payments on notes payable to a related party.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether or to what extent any of such risks may be realized, nor are there any assurances that the Company has identified all possible risks that might arise.  Current and potential investors should carefully consider all of the following risk factors before making an investment decision with respect to our stock.

We Have a Limited History of Acquiring and Operating Residential Services Companies.

The current strategy of acquiring and operating residential services companies is a relatively new direction for the Company, and we may encounter unanticipated, unusual, or unexpected risks and problems in developing this new area of business, which could adversely affect us as well as our operations, revenue, and ability to obtain a profit.

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

Our Business Depends on the Demand for Residential Services.

               We would be adversely affected by any slowdown in the growth of, or reduction in demand for, residential services.  Demand for our services depends on numerous factors including:

•         the amount and growth of household income;

•         the financial condition of homeowners, and whether a homeowner's insurance policy is available to pay the cost of our services;

•         the need for the remediation of indoor air contaminates, cleaning services, fabric protection and fire/water damage restoration;

•         changes in mortgage rates; and

•         general economic conditions.

Our Aggressive Business Plans Will Place a Significant Strain on Our Assets.

Implementation of our aggressive acquisition strategy will continue to impose significant strains on our management, operating systems and financial resources. The acquisitions that we are currently contemplating would involve substantial expenditures of our time and resources to close. If we fail to manage our growth or encounter unexpected difficulties during expansion, it could have a material adverse effect on our financial condition and results of operations. The pursuit and integration of acquisitions will require substantial attention from our senior management, which will limit the amount of time they are able to devote to our existing operations.

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

We have a history of losses.

We incurred a consolidated net loss of $702 during the year ended December 31, 2003.  Our management believes that our revised business plan will be successful and we will continue to be profitable as we were in 2004; however, there can be no assurance that we will be successful in executing our business plan or that we will sustain profitability now or in the future.

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

Item 8A.     Controls and Procedures.

                As of December 31, 2004, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.  No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2004.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of December 31, 2004 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS

The Company's management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

Item 8B.     Other information

                  None

PART III

Item 9.        Directors and Executive Officers of the Registrant.

The information relating to directors, executive officers, and compliance with Section 16(a) of the Exchange Act contained in the Company's definitive proxy statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

Item 12.     Certain Relationships and Related Transactions

The information relating to related party transactions contained in the Company's Proxy Statement is incorporated herein by reference.

Item 13.     Exhibits.

2.1

Stock Purchase Agreement dated November 1, 2002, by and between Nextgen Communications Corporation and Jane C. Barber (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 17, 2003, and incorporated herein by reference).

2.2

Promissory Note dated November 1, 2002, in the original principal amount of $1,500 issued by Nextgen Communications Corporation to Jane C. Barber (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed on January 17, 2003, and incorporated herein by reference).

2.3

Promissory Note dated November 1, 2002, in the original principal amount of $1,000, issued by Nextgen Communications Corporation to Jane C. Barber (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K filed on January 17, 2003, and incorporated herein by reference).

2.4

Promissory Note dated November 1, 2002, in the original principal amount of $1,444, issued by Nextgen Communications Corporation to Jane C. Barber (filed as Exhibit 2.4 to the Company's Current Report on Form 8-K filed on January 17, 2003, and incorporated herein by reference).

2.5

Secured Promissory Note dated November 1, 2002, in the original principal amount of $5,200, issued by Nextgen Communications Corporation to Jane C. Barber (filed as Exhibit 2.5 to the Company's Current Report on Form 8-K filed on January 17, 2003, and incorporated herein by reference).

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

2.10

Amended and Restated Secured Convertible Note dated June 5, 2003, in the original principal amount of  $2,242, issued by Home Solutions of America, Inc. to Jane C. Barber  (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K filed on June 6, 2003, and incorporated herein by reference).

2.11

Amended and Restated Secured Promissory Note dated June 5, 2003, in the original principal amount of  $1,554, issued by Home Solutions of America, Inc. to Jane C. Barber  (filed as Exhibit 2.4 to the Company's Current Report on Form 8-K filed on June 6, 2003, and incorporated herein by reference).

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

12

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

2.20

Subordinated Promissory Note, in the original principal amount of $4,500, issued by Southern Exposure Holdings, Inc. to Dale W. Mars, Trustee for the Dale W. Mars Trust Dated 7-16-97 (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K filed on February 9, 2004, and incorporated herein by reference).

2.21

Subordinated Promissory Note, in the original principal amount of $1,468, issued by Southern Exposure Holdings, Inc. to Dale W. Mars, Trustee for the Dale W. Mars Trust Dated 7-16-97 (filed as Exhibit 2.4 to the Company's Current Report on Form 8-K filed on February 9, 2004, and incorporated herein by reference).

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

2.26

Fourth Amendment to Stock Purchase Agreement and Global Settlement and Release Agreement, effective December 31, 2003, among Home Solutions of America, Inc., P.W. Stephens, Inc., Jane C. Barber, and Spruce MacIntyre Holdings Corporation (filed as Exhibit 2.26 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, and incorporated herein by reference).

2.27

Amended and Restated Promissory Note, in the original principal amount of $800, dated June 2, 2004, issued by Home Solutions of America, Inc. and P.W. Stephens, Inc. to Jane C. Barber (filed as Exhibit 2.27 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, and incorporated herein by reference).

2.28

Secured Promissory Note, in the original principal amount of $1,550, dated June 2, 2004, issued by TFW Inc. to Jane C. Barber, as assigned to Home Solutions of America, Inc. on June 2, 2004 (filed as Exhibit 2.28 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, and incorporated herein by reference).

13

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
4.1

Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of Home Solutions of America, Inc., as filed with the Secretary of State of Delaware on February 27, 2004 (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-3 filed on March 5, 2004, and incorporated herein by reference).

4.2

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

14

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

10.19

Secured Convertible Minimum Borrowing Note, dated January 22, 2004, in the original principal amount of $1,500, issued to Laurus Master Fund, Ltd. by Home Solutions of America, Inc. (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-3 filed on March 5, 2004, and incorporated herein by reference).

10.20

Secured Revolving Note, dated January 22, 2004, in the original principal amount of $2,500, issued to Laurus Master Fund, Ltd. by Home Solutions of America, Inc. (filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, and incorporated herein by reference).

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

15

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

10.33

Liquidating Agreement between Home Solutions of America, Inc. and Acstar Insurance Company, dated September 30, 2004 (filed as Exhibit 10.33 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, and incorporated herein by reference).

10.34 *

Executive Employment Agreement, dated December 20, 2004, between Frank J. Fradella and Home Solutions of America, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.35 *

Stock Option Agreement, dated December 20, 2004, between Frank J. Fradella and Home Solutions of America, Inc. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.36 *

Form of Amended and Restated Stock Option Agreement, dated December 20, 2004, between Home Solutions of America, Inc. and each of Michael S. Chadwick, Mark W. White, and Willard W. Kimbrell (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.37 *

Form of Stock Option Agreement, dated December 20, 2004, between Home Solutions of America, Inc. and each of Frank J. Fradella, Michael S. Chadwick, Mark W. White, and Willard W. Kimbrell (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.38 *

First Amendment to Stock Option Agreement dated July 31, 2003, dated December 20, 2004, between Home Solutions of America, Inc. and Rick J. O'Brien (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.39 *

First Amendment to Stock Option Agreement dated December 2, 2003, dated December 20, 2004, between Home Solutions of America, Inc. and Rick J. O'Brien (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

14.1	Code of Business Conduct and Ethics, as adopted on December 2, 2004. +
21.1	List of Subsidiaries. +
23.1	Consent of Independent Registered Public Accounting Firm. +
24.1	Powers of Attorney. +
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. +

16

31.2             Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. +

32.1             Section 1350 Certifications. +

* Denotes a management contract or compensatory plan or arrangement.

+ Filed herewith.

Item 14.  Principal Accountant Fees and Services.

The information relating to our principal accountant's fees and services contained in the Proxy Statement is incorporated herein by reference.

17

SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME SOLUTIONS OF AMERICA, INC.

Dated: March 28, 2005	By: /s/ FRANK J. FRADELLA Frank J. Fradella Chief Executive Officer

Dated: March 28, 2005	By: /s/ RICK J. O'BRIEN Rick J. O'Brien Chief Financial Officer

                In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 28, 2005	By: /s/ FRANK J. FRADELLA Frank J. Fradella, Director, Chairman of the Board, President and Chief Executive Officer
Dated: March 28, 2005	By: * Michael S. Chadwick, Director
Dated: March 28, 2005	By: * Willard W. Kimbrell, Director
Dated: March 28, 2005	By: * Mark W. White, Director
* By: /s/ RICK J. O'BRIEN Rick J. O'Brien Attorney-in-Fact

18

 HOME SOLUTIONS OF AMERICA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

F-i

Report of Independent Registered Public Accounting Firm

To The Board Of Directors
HOME SOLUTIONS OF AMERICA, INC.

We have audited the accompanying consolidated balance sheet of HOME SOLUTIONS OF AMERICA, INC. (the "Company") as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with Standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HOME SOLUTIONS OF AMERICA, INC. as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Corbin & Company, LLP

Corbin & Company, LLP

Irvine, California
March 18, 2005

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004
(In Thousands, Except Per Share Data)

ASSETS
Current assets:
Cash	$1,128
Accounts receivable, net of allowance for doubtful accounts of $83	5,496
Current portion of note receivable	745
Inventories	475
Prepaid expenses and other current assets	680
Assets held for sale	940
Deferred acquisition costs	596
Total current assets	10,060

Property and equipment, net	1,045

Intangibles, net	2,808

Goodwill	19,853

Note receivable, net of current portion	572

Due from related party	20

Other assets	129
$34,487
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,688
Current portion of debt	2,522
Current portion of capital lease obligations	100
Notes payable to related party	750
Total current liabilities	6,060
Long-term liabilities:
Debt, net of current portion	6,854
Minority interest	241
Capital lease obligations, net of current portion	50
Total liabilities	13,205

Commitments and contingencies

Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 0.08 shares authorized;
0.068 shares issued and outstanding (total liquidation preference of $1,747)	-
Series B convertible preferred stock, $0.001 par value, 0.04 shares authorized,
issued and outstanding (total liquidation preference of $1,037)	-
Common stock, $0.001 par value, 50,000 shares authorized; 16,860 shares issued and outstanding	17
Additional paid-in capital	42,279
Accumulated deficit	(21,014)
Total stockholders' equity	21,282
$34,487

The accompanying notes are an integral part of these consolidated financial statements.

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Year Ended
	December 31,
	2004	2003

Net sales	$31,121	$13,996

Costs and expenses:
Cost of sales	16,718	7,095
Selling, general and administrative expenses	10,356	6,865
Impairment loss	-	297
	27,074	14,257

Operating income (loss)	4,047	(261)

Other income (expense):
Gain (loss) on sale of assets	(17)	30
Interest income	38	1
Interest expense	(930)	(619)
Other income	224	179
Total other expense	(685)	(409)

Income (loss) before minority interest	3,362	(670)

Minority interest in income of consolidated subsidiary	(580)	-
Income (loss) before income taxes	2,782	(670)

Income taxes	219	32

Net income (loss)	$2,563	$(702)

Net income (loss) available to common shareholders per share:
Basic	$0.11	$(0.06)
Diluted	$0.10	$(0.06)

Weighted average number of common shares outstanding:
Basic	16,393	11,837
Diluted	17,192	11,837

The accompanying notes are an integral part of these consolidated financial statements.

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands)

	Preferred	Shares	Common Shares		Additional	Accumulated	Total
					Paid-in		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2003	-	$-	11,079	$11	$26,745	$(22,076)	$4,680
Issuance of shares for acquisitions:
CTRS	-	-	250	-	629	-	629
FSS	-	-	300	-	698	-	698
Shares redeemed due to
recession of CTRS acquisition	-	-	(250)	-	(472)	-	(472)
Estimated fair market value of
options and warrants granted
to employees and non-
employees for services,
interest and as consideration
for acquisitions of FSS	-	-	-		475	-	475
Issuance of shares for cashless
exercise of warrants	-	-	33	-	-	-	-
Issuance of shares for
conversion of debt	-	-	2,732	3	5,978	-	5,981
Stock /warrants committed to be
issued for SE acquisition –
1,757 shares	-	-			3,431	-	3,431
Issuance of shares for services	-	-	20	-	31	-	31
Net loss	-	-	-	-	-	(702)	(702)
Balance, December 31, 2003	-	$-	14,164	$14	37,515	(22,788)	14,751
Issuance of shares for services	-	-	150	-	158	-	158
Issuance of shares in lieu of
dividends payable	-	-	60	-	75	-	75
Issuance of shares for exercise of
warrants	-	-	293	1	2	-	3
Issuance of shares for officer
bonus	-	-	85	-	113	-	113
Issuance of shares for SE
acquisition	-	-	1,757	2	(2)	-	-
Issuance of shares for
conversion of debt	-	-	111	-	150	-	150
Issuance of preferred stock, net
of cash issuance costs	0.120	-	-	-	2,878	-	2,878
Issuance of shares for
conversion of Series A
preferred stock	(0.012)	-	240	-	-	-	-
Estimated value of beneficial
conversion feature from
issuance of debt	-	-	-	-	155	-	155
Amortize preferred stock issue
costs	-	-	-	-	265	(265)	-
Amortize beneficial conversion
cost of preferred stock	-	-	-	-	375	(375)	-
Preferred stock dividends	-	-	-	-	-	(159)	(159)
payable
Estimated fair market value of
warrants granted for proposed
acquisition	-	-	-	-	595	-	595
Net income	-	-	-	-	-	2,563	2,563
Balance, December 31, 2004	0.108	$-	16,860	$17	$42,279	$(21,014)	$21,282

                                        The accompanying notes are an integral part of these consolidated financial statements.

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Year Ended	Year Ended
	December 31,	December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,563	$(702)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,102	846
Provision for (recovery of) doubtful accounts	40	(22)
(Gain) loss on sale of assets	17	(30)
Minority interest in income of consolidated subsidiary	580	-
Gain on extinguishment of debt	(129)	(152)
Impairment loss	-	297
Stock-based compensation	113	121
Deferred tax provision	-	32
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(985)	879
Costs and estimated earnings in excess of billings on jobs in
progress, net	-	20
Prepaid expenses and supplies	(382)	94
Other assets	135	(79)
Accounts payable and accrued expenses	(344)	22
Due to related party	24	(75)

Net cash provided by operating activities	2,734	1,251

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of SE, including acquisition costs, net of cash acquired	(4,951)	2,589
Purchases of property and equipment	(256)	(153)
Principal payments received on notes receivable	165	-
Costs incurred for pending acquisition	(96)
Purchase of CTRS	-	(140)
Purchase of FSS, net of cash acquired of $6	-	(134)
Advances from related party, net	-	16
Proceeds from sale of property and equipment	45	43

Net cash provided by (used in) investing activities	(5,093)	2,221

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt and capital leases	(4,754)	(1,500)
Proceeds from sale of stock	-	-
Proceeds from debt, net of cash issuance costs	3,778	250
Proceeds from notes payable to related party	175	250
Proceeds from exercise of warrants	3	-
Proceeds from sale of preferred stock, net of cash issuance costs	2,878	-
Payments on notes payable to related party	(425)	-
Distributions to minority stockholder	(377)	-
Net repayments on line of credit	(519)	(9)

Net cash provided by (used in) financing activities	759	(1,009)

NET INCREASE (DECREASE) IN CASH	(1,600)	2,463

CASH AT BEGINNING OF YEAR	2,728	265

CASH AT END OF YEAR	$1,128	$2,728

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$534	$362
Income taxes	$180	$-
Supplemental schedule of non-cash investing and financing activities:
Machinery and equipment acquired through capital lease obligations	$56	$15
Fixed assets acquired through debt	$12	$100
Stock and options/warrants issued for prepaid consulting services	$158	$153
Estimated fair value of beneficial conversion feature and warrants issued
in connection with preferred stock	$1,358	$-
Amortization of preferred stock issuance costs and beneficial conversion
as preferred stock dividends	$640	$-
Estimated fair value of beneficial conversion feature and warrants issued
in connection with debt	$250	$-
Fair value of warrants issued for acquisition financing services	$500	$-
Preferred dividend accrual	$159	$-
Reduction of notes payable for settlement of obligations	$171	$-
Issuance of common stock for preferred dividends	$75	$-
Increase of goodwill due to adjustment to net assets acquired	$73	$-
Issuance of notes payable secured by note receivable	$1,482	$-
Issuance of stock for conversion of debt	$150	$5,981
Disposal of assets for settlement of accounts payable	$-	$786
Disposal of capital lease obligations for settlement of obligations	$-	$101
Interest expense converted to long-term debt	$-	$124
Issuance and assumption of notes payable in acquisitions	$-	$6,843
Accrual to seller in acquisitions	$-	$4,290
Issuance of common stock for acquisitions	$-	$3,788
Issuance of warrants for acquisitions	$-	$602
Fair value of warrant issued for American Stock Exchange listing fees	$-	$49
Insurance policy financed	$-	$53

See Note 2 for additional non-cash transactions related to acquisitions.

The accompanying notes are an integral part of these consolidated financial statements.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
December 31, 2004

 NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Description and Nature of Operations

Home Solutions of America, Inc. ("we," "us," "Home Solutions," or the "Company") is a Delaware corporation that was incorporated in 1998.  Our growth strategy is to become a leading provider of specialty residential services that protect the homeowner's single largest investment - their home. We seek a dominant market position through the acquisition of strategic, specialized, profitable and well-managed residential service companies, and through the above average internal growth of these operations.  Home Solutions provides restoration services such as cleaning and fabric protection and fire and water restoration. The Company also provides specialty interior services including cabinet and countertop installations.

In November 2002, Home Solutions acquired PW Stephens, Inc. ("PWS"), a provider of residential and light commercial indoor air remediation services, for $13,402, consisting of cash, the exchange of certain assets, seller notes, commissions and other costs. In July 2003, the Company closed the acquisition of Fiber Seal Systems, LP ("FSS").  FSS's operations are included in our financial results, beginning July 2003.

Effective December 31, 2003, Home Solutions acquired 100% of Southern Exposure Unlimited of Florida, Inc., 100% of SE Tops of Florida, Inc. and 50% of SouthernStone Cabinets, Inc (together, "SE"), based in Fort Myers, Florida, for approximately $12,172, including $2,000 in cash, $5,968 in seller notes, $2,500 in common stock and $1,704 in acquisition costs.  SE provides specialty interior services, including cabinet and countertop installation to homebuilders and homeowners throughout southwestern Florida.

The Company currently has a signed definitive agreement to acquire a specialty residential services company for approximately $12,500.

The acquisition is contingent on financing and other customary closing conditions. There can be no assurances that we will successfully complete this transaction.

The Company is aggressively acquiring complementary specialty residential services businesses as part of its announced strategy.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Home Solutions of America, Inc. and it's wholly and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.   The minority owner's interest in a subsidiary has been reflected as minority interest in the accompanying consolidated balance sheet.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America.  For certain of the Company's financial instruments, including cash, accounts receivable, note receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.  The fair values of long-term debt and capital lease obligations approximate their carrying values due to their short-term maturities or their generally variable interest rate terms.  The fair value of due to/due from related party is not determinable as these are with related parties.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, the realizability of accounts and note receivable, inventories, recoverability of property and equipment and goodwill, and valuation of deferred tax assets.  Actual results could differ from these estimates.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
December 31, 2004

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Assets Held for Sale

The Company currently has a building and land for sale with a net book value of $940 that was its former administrative headquarters. The Company is actively marketing the property.  The property is recorded at the lower of cost or market.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and receivables. The Company places its cash with high quality financial institutions and at times may exceed the Federal Deposit Insurance Corporation ("FDIC") $100 insurance limit. At December 31, 2004, the Company had approximately $748 in these accounts in excess of the FDIC insurance limits.

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

One customer accounted for approximately 28% of total sales for the year ended December 31, 2004, and one customer accounted for approximately 14% of accounts receivable as of December 31, 2004. No single customer accounted for more than 10% of total sales for the year ended December 31, 2003.

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

Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows.  The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management.  At December 31, 2004, the Company's management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

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

 HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
December 31, 2004

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows (see Note 2):

Balance as of January 1, 2003	$7,575
Goodwill acquired during the year	12,565
Goodwill impaired at CTRS	(297)
Goodwill written off due to sale of CTRS	(128)
Balance as of December 31, 2003	19,715

Goodwill adjustments related to SE net assets acquired	138

Balance as of December 31, 2004	$19,853

The Company performed an impairment test on goodwill as of December 31, 2004.  Based on its analysis as of December 31, 2004, the Company's management believes there is no impairment of its goodwill.  There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue, which could result in impairment of goodwill in the future.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", as revised by SAB 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectibility is probable. Sales are recorded net of sales discounts.

Since the purchase of PWS in November 2002 and Fiber Seal Systems L.P. ("FSS") in July 2003 (see Note 2), revenue is recognized at the time the contract and related services are performed.

SouthernStone Cabinets, Inc. and SE Tops of Florida, Inc. recognize revenue for product sales at the time the related products are shipped to the customer. SE recognizes revenue upon complete installation of the cabinets and inspection by the customer. Deferred revenue represents amounts billed to customers and collected prior to completion of the cabinets and inspection by the customer.

Beneficial Conversion Feature

The convertible feature of a note payable (see Note 7) and preferred stock (See Note 9) provides for a rate of conversion that is below market value. This feature is normally characterized as a beneficial conversion feature ("BCF"), which is recorded by the Company, pursuant to Emerging Issues Task Force ("EITF") Issue No. 98-5 ("EITF 98-05"), "Accounting For Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio," and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5  To Certain Convertible Instruments."

   HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
December 31, 2004

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, as amended, "Accounting for Stock Issued to Employees."   The Company accounts for non-employee stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation."  At December 31, 2004, the Company has two stock-based employee compensation plans, which are described more fully in Note 9.  During the years ended December 31, 2004 and 2003, no compensation expense was recognized in the accompanying statements of operations for options issued to employees below market value pursuant to APB No. 25.  No other stock option-based employee compensation cost is reflected in the 2004 and 2003 statements of operations, as all other options granted in 2004 and 2003 under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the dates of grant.  The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

		Year Ended	Year Ended
		December 31,	December 31,
		2004	2003
Net income (loss) as reported		$2,563	$(702)
	Total stock-based employee compensation expense under
	APB 25, net of related tax effects	-	-
	Total stock-based employee compensation expense under fair
	value based method for all awards, net of related tax effects	(970)	(164)

Pro forma net income (loss)		$1,593	$(866)

Net	income (loss) per common share – as reported
	Basic	$0.11	$(0.06)
	Diluted	$0.10	$(0.06)

Net income (loss) loss per common share – pro forma
	Basic	$0.10	$(0.07)
	Diluted	$0.09	$(0.07)

 Issuance of Stock for Non-cash Considerations

All issuanances of the Company's stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and have been valued at the market value of the shares issued. In certain issuances, the Company may discount the value assigned to the issued for illiquidity and restriction on resale.

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
December 31, 2004

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Income

During the year ended December 31 , 2004, the Company recognized income of $129 from the release and discharge of a promissory note related to the acquisition of PWS. The Company was released from the promissory note as a result of a negotiated settlement. The original promissory note amount of $1,000 by and between the Company and Jane Barber dated November 1, 2002 was exchanged as a part of the consideration for the acquisition of PWS by the Company from Jane Barber. The income is recorded in other income in the accompanying consolidated statements of operations.

Comprehensive Income

During the periods presented, the Company had no items of comprehensive income and, therefore, has not presented a statement of comprehensive income.

Per Share Data

Basic earnings per share ("BEPS") is computed by dividing income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period of computation. Diluted earnings per share ("DEPS") give effect to all potential dilutive common shares outstanding during the period of computation. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of December 2003, the Company had the following potentially dilutive securities that would affect income (loss) per share if they were to be dilutive: options, 206; and warrants, 637.

The following is a table reconciling BEPS and DEPS and the related weighted average number of shares outstanding for the years ended December 31, 2004 and 2003:

	Year ended December 31, 2004
	Numerator (Income)	Denominator (Shares)	Per Share Amount

Basic EPS:
Net income	$2,563
Less: convertible preferred stock dividends	(159)
Amortization of convertible preferred stock issuance costs and beneficial conversion feature	(640)
Income available to common stockholders	1,764	16,393	$0.11

Effect of dilutive securities:
Options and warrants	-	799
Diluted EPS:
Income available to common stockholders plus assumed conversions	$1,764	17,192	$0.10

	Year Ended December 31, 2003
	Numerator (Loss)	Denominator (Shares)	Per Share Amount

Basic EPS:
Net loss	$(702)
Less: Convertible preferred stock dividends	-
Amortization of convertible preferred stock issuance costs and beneficial conversion feature	-
Income available to common stockholders	(702)	11,837	$(0.06)

Effect of dilutive securities:
Options and warrants	-	-
Diluted EPS:
Income available to common stockholders plus assumed conversions	$(702)	11,837	$(0.06)

   HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
December 31, 2004

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Business Segments

During 2004, the Company operated in two segments: Restoration Services, including indoor air contamination removal, carpet cleaning, air duct cleaning and fabric protection services for primarily residential properties and Specialty Interior Services, which includes cabinet and countertop installation services. The Specialty Interior Services segment had no activity during fiscal year 2003 as the acquisition of SE was closed effective December 31, 2003.  Segment disclosures are presented only for 2004 in these financial statements (see Note 12).

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)") to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transaction be recognized in financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces SFAS No.123, and supercedes APB 25. SFAS No.123, as originally issued in 1995, established a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. Small business issuers will be required to apply Statements 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company is in the process of evaluating whether the adoption of SFAS 123(R) will have a significant impact on the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for the exchanges of nommonetary assets that do not have commercial substance, that is, if the future cash flows of the entity are not expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmometary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We anticipate that SFAS No. 153 will not have a material impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 established standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB issued FASB Staff Position ("FSP") FAS 150-03 ("FSP 150-3"), which defers indefinitely (a) the measurement and classification guidance of SFAS No. 150 for all mandatorily redeemable non-controlling interest in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150's  measurement guidance for other types of mandatorily redeemable non-controlling interests, provided they were created before November 5, 2003; (ii) for financial  instruments entered into or modified after May 31, 2003, that are outside the scope of FSP 150-3: and (iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on the aforementioned effective dates. The adoption of this pronouncement did not have a material impact on the Company's results of  operations or  financial condition.

Reclassifications

Certain reclassifications have been made to prior year amounts in consolidated financial statements in order to conform to the current year presentation.  These reclassifications have no effect on previously reported results of operations.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
December 31, 2004

NOTE 2 - ACQUISITIONS AND DISPOSITIONS

Commensurate with the announcement in August 2002 of the Company's strategy of acquiring companies in the specialty residential services industry, pursuant to a merger and stock purchase agreement, the Company acquired 100% of Southern Exposure Unlimited of Florida, Inc., 100% of SE Tops of Florida, Inc. and 50% of SouthernStone Cabinets, Inc. (together, "SE").  The acquisition was closed on February 6, 2004 and was effective December 31, 2003.  It was accounted for as a purchase.

The purchase price was comprised of the following:

Payable to seller (paid in February 2004)	$2,000
Notes payable (see Note 7)	5,968
Common stock committed to be issued (issued in February 2004)	2,500
Commissions, legal, accounting and other costs (including $931 of
stock and warrants committed to be issued and issued in February 2004)	1,704
$12,172

The purchase price was allocated as follows:

Current assets	$4,542
Property and equipment	167
Other long-term assets	9
Current liabilities	(692)
Payable to seller (cash and receivables distributed to seller prior to closing in
February 2004)	(2,290)
Long-term liabilities	(356)
Minority interest	(38)

Estimated fair value of tangible net assets acquired	1,342
Goodwill	10,830

$12,172

The Company has classified the excess of the purchase price over the estimated fair value of the tangible net assets acquired as goodwill as of December 31, 2004 in the accompanying consolidated balance sheet.

Pursuant to a stock purchase agreement, the Company acquired 100% of FSS.  The acquisition closed July 31, 2003, and was accounted for as a purchase.  A warrant to purchase 250 additional shares of the Company is subject to FSS meeting certain financial targets.  In the event the Company either does not repay the $520 note on December 31, 2003 or does not raise $2,000 in debt or equity capital, the seller of FSS can exercise a repurchase option in exchange for canceling the $520 note and returning the 250 warrants.  This repurchase option was valid for one day, January 2, 2004.  In addition, the Company would then have a 30-day option to purchase the undeveloped Houston market franchise from FSS for $125.  In December 2003, in consideration for extending the payment schedule of the $520 note, the parties agreed to cancel the repurchase option and fully vested the warrant to purchase 250 common shares.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
December 31, 2004

NOTE 2 - ACQUISITIONS AND DISPOSITIONS (Continued)

                The purchase price was comprised of the following:

Notes payable (see Note 7)	$520
Common stock issued	698
Warrants issued	260
Commissions, legal, accounting and other costs	140

$1,618

The purchase price was allocated as follows:

Current assets	$104
Property and equipment	89
Current liabilities	(23)

Estimated fair value of tangible net assets acquired	170
Goodwill	1,448

$1,618

The Company has classified the excess of the purchase price over the estimated fair value of the tangible net assets acquired as goodwill as of December 31, 2003 in the accompanying consolidated balance sheet.

Pursuant to a stock purchase agreement, the Company acquired 100% of Central Texas Residential Services, Inc. ("CTRS").  The acquisition closed July 10, 2003, and was accounted for as a purchase.  The Company retained in escrow 600 shares of the 850 shares of common stock issued were held in escrow pending CTRS reaching certain financial targets.  The 600 shares were never considered outstanding by the Company, as the contingency was not satisfied.  The Company disposed of this business on October 14, 2003.

The purchase price was comprised of the following:

Common stock issued	$629
Commissions, legal, accounting and other costs	140

$769
The purchase price was allocated as follows:
Property and equipment	$344

Estimated fair value of tangible net assets acquired	344
Goodwill	425

$769
The loss on sale of CTRS is comprised of the following:
Net book value of net assets sold	$769
Sale price	(472)

$297

The Company decided to rescind the acquisition because CTRS did not meet its financial targets.  As a result, the loss was reflected as an impairment loss and considered an operating expense of the Company for the year ended December 31, 2003.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
December 31, 2004

NOTE 2 – ACQUISITIONS AND DISPOSITIONS (Continued)

The purchase price was comprised of the following:

Cash	$1,000
Notes payable (see Note 7)	8,809
Assignment of notes receivable	1,175
Cancellation of note receivable	1,154
Warrants issued	425
Commissions, legal, accounting and other costs	839

$13,402

The purchase price was allocated as follows:
Current assets	$4,386
Property and equipment	2,022
Other long-term assets	160
Current liabilities	(2,552)
Long-term liabilities	(1,429)
Estimated fair value of tangible net assets acquired	2,587
PWS trade name	3,240
Goodwill	7,575
$13,402

The accompanying consolidated financial statements include the operations of FSS from August 31, 2003 forward and SE from January 1, 2004 forward. The following unaudited pro forma information presents the results of operations for the year ended December 31, 2003 as though the FSS and SE acquisitions had occurred on January 1, 2003:

Year Ended December 31, 2003

Revenue	$26,257
Net income	1,115
Earnings per share	$0.08

NOTE 3 - NOTE RECEIVABLE

As of December 31, 2004 the Company has a note receivable with a balance of $1,317. On June 2, 2004, the Company, PWS, Barber and Spruce entered into a Fourth Amendment to Stock Purchase Agreement and Global Settlement and Release Agreement (the "Barber Global Settlement"), whereby certain lawsuits were dismissed by the Company with prejudice, and the parties released each other from any liability other than their respective obligations under the Barber Global Settlement and agreements entered in connection therewith.  Pursuant to the Barber Global Settlement, Barber assigned to the Company a promissory note in the original principal amount of $1,550 (the "Note Receivable"), secured by the Barber Shares, which Barber had obtained from a third party in connection with the sale of the Barber Shares to such third party.  The Note Receivable requires payments to the Company of $15 per week, without interest unless a default occurs, commencing on July 9, 2004, until the Note Receivable is paid in full.  The Note Receivable is personally guaranteed by a third party.  The Company recorded this Note Receivable with an implicit rate of 4.55%, resulting in an initial balance of $1,481.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
December 31, 2004

NOTE 4 - PROPERTY AND EQUIPMENT
Property and equipment is summarized as follows at December 31, 2004:

Machinery and equipment	$547
Automobile and trucks	875
Computer equipment	98
Office equipment, furniture and leasehold improvements	103
1,623
Less: accumulated depreciation and amortization	(578)
Property and equipment, net	$1,045

Depreciation and amortization expense for property and equipment for the years ended December 31, 2004 and 2003 was $455 and $486, respectively.

In June 2003, as part of the PWS transaction of seller debt conversion, the Company sold $823 in non-essential assets back to the seller of PWS in exchange for a $786 reduction in debt owed to the seller and an assumption of $101 in capital lease obligations, recognizing a gain of $64.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2004:

Trade name	$3,240
Less: accumulated amortization	(432)
$2,808

During 2004, amortization expense totaled $216.  The estimated amortization expense for the next five years is as follows:

Years Ending December 31,
2004	$ 216
2005	216
2006	216
2007	216
2008	216

NOTE 6 - LINE OF CREDIT

The Company had a credit agreement with a financial institution.  The credit agreement included a term loan, a revolving line of credit and an equipment line of credit.  The credit agreement was guaranteed by the former stockholder of PWS, secured by substantially all PWS assets and contained a provision that required PWS to maintain certain financial covenants. The Company repaid the term loan, revolving line of credit and equipment line of credit facility in full on January 22, 2004 using proceeds from the Laurus financing (see Note 7).

NOTE 7 - DEBT

In January 2004, the Company raised $4,000 in a private placement with Laurus Master Fund, Ltd. ("Laurus").  The placement included two promissory notes -- a secured convertible minimum borrowing note in the original principal amount of $1,500 (the "Convertible Note") and a secured revolving note in the original principal amount of $2,500 (together, the "Notes") and 476 warrants, including additional 50 warrants issued in November 2004 (see below).  The Notes earn interest at the prime rate plus 2.5%, are secured by all of the assets of the Company, and the Convertible Note can be converted into shares of common stock at a conversion of price of $1.87 per share, as amended in connection with certain antidilution provisions as defined.  These notes have a two-year term. The Company incurred $621 in related debt issue costs ($372 cash, $249 non-cash). The non-cash costs of $249 represent the relative fair value of the warrant and the effective beneficial conversion feature of common stock, which will be amortized to interest expense over the term of the related debt instrument along with the debt issue costs. For the year ended December 31, 2004, $263 has been amortized. In November 2004, the Company amended the Convertible Note adjusting the conversion price to $1.35 for $1,000 of the note and issued 50 additional warrants.  As of December 31, 2004, $150 of principal balance was converted into 111 shares.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
December 31, 2004

NOTE 7 - DEBT (Continued)

Debt consists of the following at December 31, 2004:

Note payable to SE seller, interest at 2% in excess of one-month LIBOR rate (adjusted on the first day of each calendar quarter beginning January 1, 2004, totaling 4.42% at December 31, 2004), principal and interest payments due quarterly beginning July 1, 2004. The payments shall be greater of (i) the amount of principal and interest that would be payable under a 10-year amortization or (ii) 60% of free cash flow (as defined) of the calendar quarter that precedes the payment date by two calendar quarters, commencing with the calendar quarter ended March 31, 2004, which shall be measured against the calculation set forth above for the payment date of July 1, 2004. The note is secured by a security interest in all the assets and stock of Southern Exposure Unlimited of Florida, Inc. and SE Tops of Florida, Inc. and a first lien on 50% of the stock of SouthernStone Cabinets, Inc. and is subordinated to the Laurus Notes.

$ 3,974

Secured Revolving Note payable to Laurus Master Fund, Ltd., interest at prime plus 2.5%, but not less than 6.5% (totaling 8.0% at December 31, 2004) interest due in monthly installments with principal due January 2006, secured by all the assets of the Company, net of unamortized debt discount of $225. The note contains certain financial and non-financial covenants, with which the Company is in compliance at December 31, 2004.	2,425

Convertible minimum borrowing note of $1,350 payable to Laurus Master Fund, Ltd., interest at prime plus 2.5%, but not less than 6.5% (totaling 8.0% at December 31, 2004) interest due in monthly installments with principal due January 2006, secured by all the assets of the Company. $850 of the Convertible Note can be converted into shares of common stock at a fixed conversion price of $1.35 per share, and $500 can be converted into shares of common stock at $1.87, net of unamortized debt discount of $133. The note contains certain financial and non-financial covenants, with which the Company is in compliance at December 31, 2004.

1,217

Acstar Judgment payable, secured by Note Receivable, non-interest bearing, payable $15 weekly until paid in full, implicit interest rate of 6.5%, net of unamortized debt discount of $ 33.	877

Note payable to PWS seller, interest at 6%, principal and interest due in equal monthly installments of $62 through May 2005.	307

FSS seller note with interest at the prime rate (5.50% at December 31, 2004) payable at September 30, 2004. The FSS seller has granted the Company an extension of the note until the funding of an acquisition financing.	260

Note payable to financial institution, bearing interest at 5.375%, principal and interest payable in monthly installments of $15 through January 26, 2006, secured by a first lien position in the assets of SouthernStone Cabinets, Inc. and guaranteed by the former owners of SE.	190

Note payable to various financial institutions, collateralized by various automobiles, bearing interest at various annual interest rates ranging from prime plus 0.75% to 7.66%, principal and interest payable in monthly installments ranging from $0.4 to $1.7 through March 28, 2009.	126
9,376
Less current portion	(2,522)
Total	$6,854

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
December 31, 2004

NOTE 7 - DEBT (Continued)

Future minimum principal payments pursuant to the above long-term debt agreements are as follows:

Years Ending December 31,
2005	$2,522
2006	4,672
2007	515
2008	538
2009	547
Thereafter	973
Less debt discount	(391)
$9,376

NOTE 8 - LEASES

Operating Leases

The Company leases its facilities under non-cancelable operating lease agreements.  The leases expire on various dates through November, 2011 and provide for monthly rents ranging from approximately $1 to $10.  Rental expense for the years ended December 31, 2004 and 2003 was approximately $259 and $123, respectively.

Capital Leases

The Company leases certain equipment under capital lease agreements, which expire at various dates through November 2007.  The leases are payable in monthly installments ranging from approximately $0.4 to $0.8 at effective interest rates ranging from 7.34% to 15.60%.  The assets and liabilities under capital leases are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets.

Future minimum lease payments under non-cancelable leases are as follows:

Years Ending December 31,	Capital Leases	Operating Leases	Total

2005	$109	$367	$476
2006	29	186	215
2007	26	191	217
2008	-	65	65
2009	-	34	34
Thereafter	-	65	65
Total lease payments	164	$908	$1,072

Less amount representing interest	(14)

Present value of future minimum lease payments	150

Less current portion	(100)

	$50

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

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
December 31, 2004

NOTE 8 - LEASES (Continued)

The following is an analysis of the equipment under capital lease, which is included in property and equipment as of December 31, 2004:

Automobiles and trucks	$317
Less accumulated depreciation	(90)

$227

NOTE 9 - EQUITY

Preferred Stock

During the year ended December 31, 2004, the Company raised $2,000 in a private placement of 0.08 shares of Series A Preferred Stock, $0.001 par value per share ("Series A Preferred Stock").  Dividends on the Series A Preferred Stock are payable semi-annually at a rate of 8% per annum, in cash or common stock, at the option of the Company.  The Series A Preferred Stock converts into common stock at a conversion rate of $1.25 for each share of common stock at the option of the holder or automatically after two years. Purchasers of the Series A Preferred Stock received Series A Warrants to purchase 1,600 shares of common stock at an exercise price of $1.75 per share, which expired on July 1, 2004, and Series B Warrants to purchase 1,600 shares of common stock at an exercise price of $2.22 per share, as adjusted and subject to future adjustments, expiring March 2009.  In the event of a liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $25,000 per share of the Series A Preferred Stock plus any accrued and unpaid dividends before any payment is made or any assets distributed to the holders of the common stock. Related to this financing, the Company also issued 480 warrants to purchase common shares in the Company to consultants. Estimated costs of this transaction of $1,480 ($ 122 cash, $1,358 non cash) are being amortized as additional dividends over the two-year maximum life of the preferred stock. The $1,358 of non-cash issuance costs relate to the relative fair value of the warrants issued and the effective BCF. For the year ended December 31, 2004, the Company has recorded $122 in dividends payable and $640 in amortization of issuance, warrant and BCF costs. In September 2004 the Company at its option issued 60 shares of common stock in lieu of cash payment for $75 of the accrued dividends.

During the year ended December 31, 2004, 0.012 shares of Series A Preferred Stock were converted to 240 shares of common stock at a conversion price of $1.25.

During the year ended December 31, 2004, the Company raised $1,000 in a private placement of 0.04 shares of Series B Preferred Stock, $0.001 par value per share ("Series B Preferred Stock"). Dividends on the Series B Preferred Stock are payable semi-annually at a rate of 8% per annum, in cash or common stock, at the option of the Company. The Series B Preferred Stock converts into common stock at a conversion rate of $1.49 for each share of common stock at the option of the holder or automatically after two years. In the event of a liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series B Preferred Stock are entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $25,000 per share of the Series B Preferred Stock plus any accrued and unpaid dividends before any payment is made or any assets distributed to the holders of the common stock. For the year ended December 31, 2004, the Company accrued $37 in dividends payable.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
December 31, 2004

NOTE 9 - EQUITY (Continued)

Common Stock

During the year ended December 31, 2004, the Company issued 1,757 shares of common stock (1,337 shares to the seller of SE, 420 shares to entities in connection with fees related to the acquisition of SE) that were committed to be issued effective December 31, 2003 in connection with the SE acquisition and were recorded as of December 31, 2003.  The Company also issued 50 shares to an entity as part of a consulting agreement and were valued at $1.36 per share,  recorded to prepaid expense and amortized to expense in the accompanying consolidated statements of operations during fiscal year 2004.

During the year ended December 31, 2004, the Company issued 293 shares of common stock for $3 in cash in connection with the exercise of 293 warrants.

During the year ended December 31, 2004, the Company issued 100 shares to an entity as part of a consulting agreement. The shares were valued at $0.9075 per share and recorded to prepaid expense at September 30, 2004. The amount will be expensed over the life of the agreement through February 2005 of which $68 was amortized to expense through December 31, 2004.

During the year ended December 31, 2004, the Company at its option issued 60 shares of common stock in lieu of cash payment for $75 in accrued dividends to the Series A Preferred Stock holders.

During the year ended December 31, 2004, the Company issued 85 shares valued at $113 to the Company CEO as part of a special bonus.

During the year ended December 31, 2004, the Company issued 240 shares of common stock in connection with the conversion of 0.012 shares of Series A preferred stock.

During the year ended December 31, 2004, the Company issued 111 shares of common stock for $150 in connection with the conversion of debt.

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

During the year ended December 31, 2003, the Company committed to issue 1,337 shares of restricted common stock to the seller of SE and related companies in connection with this acquisition, valued at $1.87 (based on the ten day average closing price of the Company's common stock before and after the closing date) and 420 shares of restricted common stock to various third parties in connection with fees related to this acquisition, valued at $1.40 (based on the estimated fair value of the Company's common stock at the dates of issuance) (see Note 2).  These amounts are reflected in additional paid-in capital, as the related shares were not issued until 2004.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
December 31, 2004

NOTE 9 - EQUITY (Continued)

Stock Options

The Company's Board of Directors approved the 2001 Stock Plan (the "2001 Plan") on April 2, 2001. The 2001 Plan provides for awards of incentive stock options, non-qualified stock options, and restricted stock purchase rights. At the Company's 2003 annual stockholders' meeting, which was held on May 20, 2003, the Company's stockholders approved an amendment to the 2001 Plan that increased the options available for grant under the 2001 Plan by 1,000, bringing the total to 3,000.  The exercise price of the awards shall be determined by the Plan administrator at the date of grant, but shall not be less than the fair market value of the stock on the date of grant for employees, or 85 percent of the fair market value for non-employees. The exercise period shall be no more than 10 years and the awards will vest over a period of time determinable by the Board of Directors.  The number of options under the 2001 Plan available for grant at December 31, 2004 was 343.

The Company's Board of Directors approved the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan covers two types of options: incentive stock options and non-qualified stock options. At the Company's 2003 annual stockholders' meeting, which was held on May 20, 2003, the Company's stockholders approved an amendment to the 1998 Plan that increased the options available for grant under the 1998 Plan by 1,000, bringing the total to 2,000. The aggregate number of shares that may be issued pursuant to the 1998 Plan may not exceed 2,000 shares. The exercise price for the options shall be determined by the Plan administrator at the date of grant, but shall not be less than the fair market value of the stock at the date of grant. The option period can be no more than 10 years and the options will vest over a period of time determinable by the Board of Directors.  The number of options under the 1998 Plan available for grant at December 31, 2004 was 117.

During the years ended December 31, 2004 and 2003, the Company issued options to purchase 1,000 and 500 shares of the Company's common stock to certain officers under the 1998 Plan. During the years ended December 31, 2004 and 2003, $0 of compensation expense was recognized in the accompanying consolidated statements of operations for options issued to employees under APB 25.

During the years ended December 31, 2004 and 2003, the Company issued options to purchase 1,025 and 620 shares of the Company's common stock to employees, respectively, under the 2001 Plan. During the year ended December 31, 2004 and 2003, $0 of compensation expense was recognized in the accompanying consolidated statements of operations for options issued to employees under APB 25.

There were no options issued to non-employees during 2004 or 2003.

The fair value of each option granted during 2004 and 2003 to consultants and outside service providers is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2004 and 2003: weighted average risk-free interest rates of approximately 1.60% and 1.40%, respectively; no dividend yield; volatility of 57% and 63%, respectively; and a weighted average expected life of the option varying from 1- 3 years and 1 year, respectively.

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

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
December 31, 2004

NOTE 9 - EQUITY (Continued)

The following summarizes the Company's stock option transactions under the stock option plan for the years ended December 31, 2004 and 2003:

		Weighted
		Average
	Number of	Exercise Price
	Options	Per Share
Outstanding, January 1, 2003	1,437	$1.31
Granted	1,120	1.94
Exercised	-	-
Canceled	(57)	1.50

Outstanding, December 31, 2003	2,500	1.59

Granted	2,025	1.69
Exercised	-	-
Canceled	(68)	1.05

Outstanding, December 31, 2004	4,457	$1.64

Exercisable at December 31, 2003	1,473	$1.43

Exercisable at December 31, 2004	2,441	$1.42

Weighted average fair value of
options granted:	2003	$1.03
	2004	$0.63

The following table summarizes the outstanding and exercisable stock options grouped by range of exercise prices as of December 31, 2004:

		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted
Range of		Remaining	Average		Weighted
Exercise		Contractual	Exercise		Average
Prices	Number	Life	Price	Number	Exercise Price

$0.65	250	1.3 years	$0.65	250	$0.65
$1.25 to $1.50	2,059	4.7 years	$1.38	1,630	$1.37
$1.60 to $2.10	2,148	7.3 years	$1.87	561	$1.89

     HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
December 31, 2004

NOTE 9 - EQUITY (Continued)

Warrants

From time to time, the Company issues warrants pursuant to various consulting and third party agreements.

During the year ended December 31, 2004, the Company issued warrants to purchase 559 shares of the Company's common stock to consultants relating to the acquisition of SE, valued at $342 under SFAS No.123 and recorded as part of the purchase price at December 31, 2003 (see Note 2). These warrants vested upon grant, have an exercise price of $1.88 and expire January 2009.

During the year ended December 31, 2004, as part of a $4,000 senior debt financing, the Company issued warrants to purchase 476 shares of the Company's common stock (420 warrants to investors and 56 warrants to consultants), with a relative fair value of $94 under SFAS No.123 and recorded as a debt discount at December 31, 2003 (see Note 7). These warrants vested upon grant, have exercise prices ranging from $2.10 - $2.90 and expire on various dates through November 2011.

During the year ended December 31, 2004, as part of a $2,000 preferred stock financing, the Company issued 3,680 warrants to purchase common shares in the Company (3,200 warrants to investors and 480 warrants to consultants), with a relative fair value of  $509 under SFAS No. 123 and will be amortized as a  preferred stock dividend (see "Preferred Stock" above) over the life of the preferred stock. All of the warrants vested upon grant and 1,840 have an exercise price of $1.75 and 1,800 have an exercise price of $2.22, as adjusted, and expire through March 2009. During the current year, warrants to purchase 840 shares of the Company's common stock at $1.75 per share expired unexercised.

During the year ended December 31, 2004, the Company issued 667 in Series C warrants and 667 in Series D warrants to purchase shares of the Company's common stock to consultants providing financial advisory services in the proposed acquisition of a specialty residential services company. The Series C Warrants entitled the holder to purchase 667 shares of common stock at an exercise price of $1.75 per share, which expired in July 2004. The Series D Warrants entitle the holder to purchase 667 shares of common stock at an exercise price of $1.75 per share, expiring July 2009. The warrants are valued at $500 under SFAS No. 123 and have been recorded as deferred acquisition cost in the accompanying consolidated balance sheet.

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

      HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
December 31, 2004

NOTE 9 - EQUITY (Continued)

The following summarizes the Company's warrant transactions for the years ended December 31, 2004 and 2003:

		Weighted
		Average
	Number of	Exercise Price
	Warrants	Per Share

Outstanding, January 1, 2003	1,839	$1.04
Granted	275	1.82
Exercised	(67)	1.50
Canceled	(125)	1.50

Outstanding and exercisable,
December 31, 2003	1,922	1.10

Granted	6,048	1.86
Exercised	(293)	.01
Canceled /Expired	(2,536)	1.75

Outstanding and exercisable,
December 31, 2004	5,141	$1.74

Weighted average fair value of
warrants granted:	2003	$1.11
	2004	$0.26

The following table summarizes information about warrants outstanding as of December 31, 2004:

	Warrants Outstanding and Exercisable
		Weighted	Weighted
Range of		Average	Average
Exercise		Remaining	Exercise
Prices	Number	Contractual Life	Price

$0.01	25	5.9 years	$0.01
$0.95 - $1.00	1,240	3.3 years	$0.99
$1.50 - $2.32	3,631	4.1 years	$2.00
$2.52 - $3.00	245	5.1 years	$2.65

The fair value of each warrant granted during 2004 and 2003 for services is estimated using the Black-Scholes option pricing model on the date of grant using the following assumptions:  (i) no dividend yield, (ii) average volatility of 57% and 63%, respectively (iii) weighted average risk free interest rate of approximately 1.60% and 1.40%, respectively and (iv) average expected life of 1 - 3 years and 5 years, respectively.

   HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
December 31, 2004

NOTE 10 - INCOME TAXES

The provision for income taxes in the accompanying consolidated financial statements consists of the following for the years ended December 31:

	2004	2003
Current:
Federal	$39	$-
State	180	-
	219	-

Deferred:
Federal	-	32
State	-	-
	-	32
	$219	$32

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended December 31:

	2004	2003
Federal income tax rate	34.0%	(34.0)%
State and local income tax rate, net of Federal effect	5.0%	(5.0)
(Decrease) increase in valuation allowance and other	(31.1)%	43.8

Effective income tax rate	7.9%	4.8%

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of asset and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows as of December 31, 2004:

	2004	2003
Deferred tax assets:
Loss carryforwards	$3,864	$5,330
Reserves and accruals	31	80
Depreciation and amortization	23	(55)
Less: valuation allowance	(3,918)	(5,355)

Net deferred tax assets	$-	$-

The valuation allowance decreased by $1,437 during the year ended December 31, 2004 and increased by $293 during the year ended December 31, 2003.

At December 31, 2004, the Company had Federal net operating loss carryforwards of approximately $9,908.  Net operating loss carryforwards expire starting in 2016 through 2023. Per year availability may be subject to change of ownership limitations under Internal Revenue Code Section 382.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
December 31, 2004

NOTE 11 - LITIGATION, COMMITMENTS AND CONTINGENCIES

Litigation

 The nature and scope of the Company's business operations bring it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject the Company to potential litigation, which are defended in the normal course of business. At December 31, 2004, there were various claims and disputes incidental to the business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon the Company's financial position, results of operations or cash flows.

On February 11, 2004, a lawsuit was filed against the Company in the United States District Court for the Southern District of Texas entitled Acstar Insurance Company v. Home Solutions of America, Inc. f/k/a U.S. Industrial Services, Inc. (the "Acstar Lawsuit").  In the Acstar Lawsuit, the plaintiff Acstar Insurance Company ("Acstar") alleged that the Company was liable to Acstar as a result of an indemnity that the Company gave Acstar in November 1999, in order for Acstar to act as surety on payment and performance bonds for projects undertaken by certain subsidiaries that the Company owned at the time that were involved in the environmental and industrial services sectors, including P.W. Stephens Contractors, Inc. ("Contractors").  Acstar alleged that it had suffered losses in excess of $1,600 as a result of the performance bond and payment bond that it provided Contractors for work on the Hanford Nuclear Reservation.  In late 2000, the Company sold Contractors and the Company's operating subsidiaries to Spruce MacIntyre Holding Corp. ("Spruce").  At the time of this sale, Spruce provided an indemnity for any losses that the Company suffered as a result of the bond indemnities that the Company had previously provided on behalf of its subsidiaries.  The Company answered the Acstar Lawsuit and filed third-party claims against the co-indemnitors of the bond indemnity and Spruce (the "Spruce Lawsuit").  As described in the following paragraphs, the Acstar Lawsuit and Spruce Lawsuit were settled during 2004.

On March 11, 2004, the Company received a notice of default from Jane C. Barber ("Barber") in connection with a promissory note that the Company owed to Barber (the "Barber Note"), which had a principal balance of $971 at the time that such notice was received.  Prior to receiving such notice, the Company had ceased making payments on the Barber Note to Barber, who is an affiliate of Spruce, pending negotiations between the Company and Barber for the payment of certain amounts that the Company claimed to be owed by Barber.  The Company filed a lawsuit against Barber in the District Court of Dallas County, Texas, entitled Home Solutions of America, Inc. f/k/a Nextgen Communications Corporation v. Jane C. Barber (the "Barber Lawsuit"), seeking damages for breach of contract related to certain representations and warranties made by Barber in connection with the Company's purchase of P.W. Stephens, Inc. ("PWS") in late 2002, and certain declaratory judgments related to the Company's rights under the Barber Note and with regard to 745 shares of the Company's common stock owned by Barber (the "Barber Shares"), and certain other relief.  As described in the following paragraph, in connection with the Company's settlement of the Acstar Lawsuit, the Barber Lawsuit was settled during 2004.

On June 2, 2004, the Company, PWS, Barber and Spruce entered into a Fourth Amendment to Stock Purchase Agreement and Global Settlement and Release Agreement (the "Barber Global Settlement"), whereby the Spruce Lawsuit and the Barber Lawsuit were dismissed by the Company with prejudice, and the parties released each other from any liability other than their respective obligations under the Barber Global Settlement and agreements entered in connection therewith.  Pursuant to the Barber Global Settlement, Barber assigned to the Company a promissory note in the original principal amount of $1,550 (the "Note Receivable"), secured by the Barber Shares, which Barber had obtained from a third party in connection with the sale of the Barber Shares to such third party.  The Note Receivable requires payments to the Company of $15 per week, without interest unless a default occurs, commencing on July 9, 2004, until the Note Receivable is paid in full.  The Note Receivable is personally guaranteed by a third party.  The Company recorded this Note Receivable with an implicit rate of 4.55%, resulting in an initial balance of $1,481 (see Note 3).  As the amount of the discounted Note Receivable equaled the discounted Judgment Amount, no amounts were recorded in the statement of operations related to the Acstar Judgment or the Note Receivable.

On July 7, 2004, a final judgment (the "Acstar Judgment") was executed by the District Court Judge presiding over the Acstar Lawsuit, ending this litigation, pursuant to a settlement between Acstar and the Company.  Under the terms of the Acstar Judgment, Acstar recovered a judgment from the Company for $1,550 (the "Judgment Amount"); however, the Acstar Judgment cannot be enforced or executed upon unless the Company defaults under a Liquidating Agreement (so called herein) with Acstar, dated June 30, 2004, which was executed in connection with the settlement of the Acstar Lawsuit.  Under the terms of the Liquidating Agreement, the Company will pay Acstar the Judgment Amount, without interest unless a default occurs, in the following installments:  (i) $75 on or before June 1, 2004; (ii) $175 on or before July 1, 2004; (iii) $15 on or before July 9, 2004, and (iv) $15 each and every subsequent Friday until the Judgment Amount is paid in full.  The Company has recorded this amount to long-term debt, with an implicit interest rate of 6.5%, resulting in an initial balance of $1,481(see Note 7).

     HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
December 31, 2004

NOTE 11 - LITIGATION, COMMITMENTS AND CONTINGENCIES (Continued)

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

Pursuant to an indemnification agreement between the Company and Spruce, the Company settled claims brought by CIT Group/Equipment Financing, Inc. and Acstar, both filed in the United States District Court for the Eastern District of Missouri, which were to be paid by Spruce.  The CIT settlement agreement requires Spruce to make certain payments to the plaintiffs, which Spruce has made through the filing date of this Form 10-QSB.  In the event that Spruce failed to make the remaining settlement payments, the plaintiffs could seek satisfaction of their $713 consent judgment against the Company, in which case the Company would have to seek indemnification from Spruce.  As of December 31, 2004 the amount has been paid in full.

Employment Agreements

The Company has employment contracts with the CEO and CFO. The contracts provide for an annual salary of $250 and $150 and expire 2007 and 2006, respectively.  The agreements contain certain severance payment, upon termination of employment (except for cause), as defined.

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

    HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
December 31, 2004

NOTE 12 - SEGMENT REPORTING

The Company reports its business segments based on industry classification, which are as follows:

	December 31,
	2004	2003

Net sales:
Restoration services	$16,566	$13,996
Specialty interior services	14,555	-
Total segment net sales	$31,121	$13,996

Operating income (loss):
Restoration services	$2,532	$1,413
Specialty interior services	3,634	-
Corporate	(2,119)	(1,674)
Total segment operating income (loss)	$4,047	$(261)

Depreciation and amortization included in operating income:
Restoration services	$513	$430
Specialty interior services	89	-
Corporate	237	136
Total segment depreciation and amortization	$839	$566

Identifiable assets:
Restoration services	$17,509
Specialty interior services	13,895
Corporate	3,083
Total segment identifiable assets	$34,487

There were no inter-segment sales. Operating income is defined as third party sales less operating expenses. All of the Company's business activities are conducted within the United States geographic boundaries.

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company is involved in various related party transactions. These transactions are summarized as follows:

In March 2003, the Company borrowed $250 from an affiliate of a stockholder of the Company.  In March of 2004, the Company paid $125 in principal and $21 in accrued and unpaid interest. In July 2004 the Company paid $125 in principal and $4 in accrued and unpaid interest.  The Company recorded $7 and $16 of interest expense related to the borrowings for the year ended December 31, 2004 and 2003, respectively.

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

The Company has a note payable to a related party for the purchase of the land and building for the Company's corporate headquarters.  The note is secured by a deed of trust, accrues interest at 12% per annum, payable monthly with an unpaid principal balance of $750 at December 31, 2004.  Interest expense on the note was $90 and $90 for the years ended December 31, 2004 and 2003, respectively.

During the year ended December 31, 2002, an advance of $80 was made to an officer of one of the Company's subsidiaries.  The advances are non-interest bearing and are due on demand.  The outstanding balance at December 31, 2004 and 2003 was $20 and $44, respectively.

During the year ended December 31, 2004, the Company recognized $129 in other income from the forgiveness of debt from a former stockholder (see Note 1 Other Income).

      HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
December 31, 2004

NOTE 13 - RELATED PARTY TRANSACTIONS (Continued)

In September 2004, the Company issued 85 shares valued at $113, and $50 cash, to Mr. Frank Fradella, the Company's CEO, as part of a special bonus.

In January 2005 the Company entered into a lease from a related party for a warehouse facility under a non-cancelable lease. The lease is for one year through December 2005 for $10 monthly.

NOTE 14 - SUBSEQUENT EVENTS (UNAUDITED)

In March 2005, the Company signed a definitive agreement to acquire a specialty residential services company for approximately $12,500.

In January 2005, the Company collected $180 on the Note Receivable (see Note 3).

Through March 23, 2005, Laurus converted $108 of convertible debt for 80 shares of the Company's common stock.

In January 2005 the Company at its option issued 27 shares in lieu of cash dividends of $41 to holders of the Series B preferred stock.