Form 10QSB
period 2005-03-31
HOME SOLUTIONS OF AMERICA INC
filed 2005-05-23
CIK 855424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

            (Mark One)

                [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2005

                [  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from                             to

                Commission file number                      0-22388

                         HOME SOLUTIONS OF AMERICA, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	99-0273889 (IRS Employer Identification No.)

                                                5565 Red Bird Center Dr Suite 150 Dallas, Texas 75237
(Address of Principal Executive Offices)

                                                              (214) 623-8446
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

Yes         X               No

        The number of shares outstanding of the registrant's common stock, $.001 par value per share, as of May 23, 2005 was 20,923,074.

        Transitional Small Business Disclosure Format: Yes                       No         X

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED BALANCE SHEET
(In Thousands, Except Per Share Data)
(Unaudited)
March 31,
2005
ASSETS
Current assets:
Cash	$4,908
Accounts receivable, net of allowance for doubtful accounts of $148	9,847
Current portion of note receivable	1,054
Inventories	1,696
Prepaid expenses and other current assets	867
Assets held for sale	940
Total current assets	19,312

Property and equipment, net of accumulated depreciation of $710	2,865

Intangibles, net of accumulated amortization of $486	8,404

Goodwill	24,949

Note receivable, net of current portion	95

Due from related party	15

Other assets	142
$55,782
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,522
Current portion of debt	8,238
Current portion of capital lease obligations	102
Payable to seller	1,700
Due to related party	395
Notes payable to related party	750
Total current liabilities	17,707
Long-term liabilities:
Debt, net of current portion	9,289
Minority interest	193
Capital lease obligations, net of current portion	75
Total liabilities	27,264

Commitments and contingencies

Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 0.08 shares authorized;	-
0.068 shares issued and outstanding (total liquidation preference of $1,712)
Series B convertible preferred stock, $.001 par value, 0.04 shares authorized,	-
0.04 shares issued and outstanding (total liquidation preference of $1,016)
Common stock, $0.001 par value, 50,000 shares authorized; 20,893 shares issued and outstanding	21
Additional paid-in capital	48,653
Accumulated deficit	(20,156)
Total stockholders' equity	28,518
$55,782

The accompanying notes are an integral part of these consolidated financial statements

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)
	Three Months Ended
	March 31,
	2005	2004

Net sales	$9,337	$6,667

Costs and expenses:
Cost of sales	4,871	3,702
Selling, general and administrative expenses	2,927	2,460
	7,798	6,162

Operating income	1,539	505

Other income (expense):
Gain on sale of assets	1	6
Interest income	17	2
Interest expense	(279)	(184)
Other income	18	152
Total other income (expense)	(243)	24

Income before income taxes and minority interest	1,296	481

Income taxes	(82)	-

Minority interest in income of consolidated subsidiary	(193)	(54)

Net income	$1,021	$427

Net income available to common shareholders per share:
Basic	$0.05	$0.02
Diluted	$0.04	$0.02

Weighted average number of common shares outstanding:
Basic	16,968	15,930
Diluted	18,990	18,801

The accompanying notes are an integral part of these consolidated financial statements.

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Except Per Share Amounts)
(Unaudited)
	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,021	$427
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	293	278
Minority interest in income of consolidated subsidiary	193	54
Provision for doubtful accounts	25	3
Gain on sale of assets	(1)	(6)
Gain on extinguishment of debt	-	(129)
Changes in operating assets and liabilities, net of acquisitions and divestitures:

Accounts receivable	(1,111)	490
Prepaid expenses and other current assets	(281)	(17)
Costs and estimated earnings in excess of billings on jobs in progress, net	-	(55)
Other assets	-	50
Accounts payable and accrued expenses	976	(243)
Due to related party	5	7

Net cash provided by operating activities	1,120	859

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	-	42
Payments received on notes receivable	168	-
Purchase of Southern Exposure Unlimited of Florida, Inc. and related Companies ("SE"), including acquisition costs	-	(4,886)
Costs incurred for acquisition of Cornerstone	(115)	-
Purchases of property and equipment	(60)	(76)

Net cash used in investing activities	(7)	(4,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on line of credit	-	(519)
Payments on notes payable to related party	-	(125)
Proceeds from preferred stock, net of cash issuance costs	-	1,878
Principal payments on debt and capital leases	(798)	(2,143)
Proceeds from note payable, net of cash issuance costs	3,706	3,628
Distributions to minority stockholder	(241)	-

Net cash provided by financing activities	2,667	2,719

NET INCREASE (DECREASE) IN CASH	3,780	(1,342)

CASH AT BEGINNING OF PERIOD	1,128	2,728

CASH AT END OF PERIOD	$4,908	$1,386

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004

Cash paid for:
Interest	$179	$123
Income taxes	$6	$-

Supplemental schedule of non-cash investing and financing activities:
Issuance of stock for conversion of debt	$95	$-
Fixed assets acquired through capital lease obligations	$50	$15
Issuance of stock for payment of interest	$15	$-
Fixed assets acquired through debt	$-	$12
Preferred dividend accrual	$53	$12
Fair value of warrants issued for debt private placement	$822	$118
Disposal of assets for settlement of accounts payable	$-	$18
Issue of stock for acquisition	$3,808	$-
Issuance of notes payable for acquisition	$6,000	$-
Issuance of stock for supply agreement	$1,350	$-
Debt assumed in acquisition	$2,133	$-
Amortization of preferred stock issuance costs and beneficial conversion as preferred stock dividends	$127	$50
Fair value of warrants issued in connection with preferred stock and beneficial conversion feature of preferred stock	$-	$1,093
Shares issued for prepaid consulting	$68	$68
Issuance of common stock for preferred dividends	$109	$-

 The accompanying notes are an integral part of these consolidated financial statements.

        HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars and Shares in Thousands, Except Per Share Data)
March 31, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Description and Nature of Operations

Home Solutions of America, Inc. ("we," "us," "Home Solutions," or the "Company") is a Delaware corporation that was incorporated in 1998.  Our growth strategy is to become a leading provider of specialty residential services that protect the single largest investment of most homeowners - their home. We seek a dominant market position through the acquisition of strategic, specialized, profitable and well-managed residential service companies, and through the above average internal growth of these operations.  Home Solutions provides restoration services such as cleaning and fabric protection and fire and water restoration. The Company also provides specialty interior services including cabinet and countertop installations.

On March 31, 2005, the Company completed the acquisition of Cornerstone Building and Remodeling, Inc. dba Cornerstone Granite & Marble ("Cornerstone"), a leading supplier and installer of granite materials for kitchens and baths to national home centers, as well as national builders and remodeling companies, in the southeastern United States. The purchase price was paid via a combination of cash, seller's note, and 2,470,588 shares of restricted common stock. The acquisition became effective March 31, 2005.

The Company plans to continue acquiring complementary specialty residential services businesses as part of its announced strategy.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, the realizability of accounts and note receivable, inventories, recoverability of property and equipment, intangibles and goodwill and valuation of deferred tax assets.  Actual results could differ from these estimates.

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

Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets  over their remaining lives can be recovered through projected undiscounted future cash flows.  The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management.  At March 31, 2005, the Company's management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
March 31, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Other Intangible Assets

Goodwill represents the excess of acquisition cost over the net assets acquired in a business combination and is not amortized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 require that the Company allocate its goodwill and intangible assets to its various reporting units, determine the carrying value of those businesses, and estimate the fair value of the reporting units so that a two-step goodwill impairment test can be performed.  In the first step of the goodwill impairment test, the fair value of each reporting unit is compared to its carrying value.  Management reviews, on an annual basis, the carrying value of goodwill and other intangible assets in order to determine whether impairment has occurred.  Impairment is based on several factors including the Company's projection of future discounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would perform the second step of the goodwill impairment test in order to determine the amount of goodwill impairment, if any.

Identifiable assets and liabilities acquired in connection with business acquisitions accounted for under the purchase method are recorded at their respective fair values. The Company is amortizing the identifiable intangibles over their estimated useful lives. Intangibles consist of the following at March 31, 2005:

	Balance	Estimated Useful Life (Years)
Trade name	3,240	15
Customer list	4,100	15
Supply agreement	1,350	20
Non -compete	200	6
	8,890
Accumulated amortization	(486)
	8,404

Amortization expense totaled $54 and $54 for the three months ended March 31, 2005 and 2004, respectively.

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

PW Stephens, Inc. ("PWS') and Fiber Seal Systems L.P. ("FSS") recognize revenue at the time the contract and related services are performed.

SouthernStone Cabinets, Inc. SE Tops of Florida, Inc. and Cornerstone recognize revenue for product sales at the time the related products are shipped to the customer. These companies recognize revenue for installation jobs upon complete installation of the cabinets and inspection by the customer. Deferred revenue represents amounts billed to customers and collected prior to completion of the cabinets and inspection by the customer.

Cornerstone recognizes revenue from its building and remodeling jobs using the percentage of completion method for financial reporting purposes. Under the percentage of completion method, revenues with respect to individual contracts are recognized in the proportion that costs incurred to date bear to total estimated costs. Revenue and costs estimates are subject to revision during the terms of the contracts and any required adjustments are made in the periods in which the revisions become known. General and administrative costs are not allocated to contract costs and are charged to expense as incurred.

Beneficial Conversion Feature

Certain convertible features of  notes payable (see Note 5) and preferred stock (see Note 6) provide for a rate of conversion that is below market value. This feature is normally characterized as a beneficial conversion feature ("BCF"), which is recorded by the Company, pursuant to Emerging Issues Task Force ("EITF") Issue No. 98-5 ("EITF 98-05"), "Accounting For Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio," and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5  to Certain Convertible Instruments."

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
March 31, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, as amended, "Accounting for Stock Issued to Employees."   The Company accounts for non-employee stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation."  At March 31, 2005, the Company has two stock-based employee compensation plans, which are described more fully in Note 6.  During the three months ended March 31, 2005 and 2004, no compensation expense was recognized in the accompanying statements of operations for options issued to employees below market value pursuant to APB No. 25.  No other stock option-based employee compensation cost is reflected in the 2005 and 2004 statements of operations, as all other options granted in 2004 and 2005 under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the dates of grant.  The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

	Three months Ended March 31, 2005	Three Months Ended March 31, 2004
Net income as reported	$1,021	$427
Total stock-based employee compensation expense under APB 25, net of related tax effects	-	-

Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(205)	(72)

Pro forma net income	$816	$355

Net income per common share - as reported
Basic	$0.05	$0.02
Diluted	$0.04	$0.02

Net income per common share - pro forma
Basic	$0.05	$0.02
Diluted	$0.04	$0.02

Issuance of Stock for Non-cash Consideration

All issuances of the Company's stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and have been valued at the market value of the shares issued. In certain issuances, the Company may discount the value assigned to the issued for illiquidity and restriction on resale.

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
March 31, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following is a table reconciling BEPS and DEPS and the related weighted average number of shares outstanding for the three months ended March 31, 2005 and 2004:

	Three months ended March 31, 2005
	Numerator (Income)	Denominator (Shares)	Per Share Amount

Basic EPS:
Net income	$ 1,021
Less: convertible preferred stock dividends	(53)
Amortization of convertible preferred stock issuance costs and beneficial conversion feature	(126)

Income available to common stockholders	842	16,968	$ 0.05

Effect of dilutive securities:
Interest expense and amortization of beneficial conversion feature on convertible notes payable	(29)	560
Options and warrants	-	1,462
Diluted EPS:
Income available to common stockholders plus assumed conversions	$ 813	18,990	$ 0.04

	Three months ended March 31, 2004
	Numerator (Loss)	Denominator (Shares)	Per Share Amount

Basic EPS:
Net loss	$ 427
Less: Convertible preferred stock dividends	(12)
Amortization of convertible preferred stock issuance costs and beneficial conversion feature	(50)
Income available to common stockholders	365	15,930	$ 0.02

Effect of dilutive securities:
Convertible preferred stock	62	1,271
Options and warrants	-	1,600
Diluted EPS:
Income available to common stockholders plus assumed conversions	$ 427	18,801	$ 0.02

NOTE 2 - SEGMENT INFORMATION

The Company operates in two segments: Restoration Services, including indoor air contamination removal, carpet cleaning, air duct cleaning and fabric protection services for primarily residential properties and Specialty Interior Services, which includes cabinet and countertop installation services. See Note 8 for segment disclosure.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
March 31, 2005

NOTE 3 - ACQUISITION

Commensurate with the announcement in August 2002 of the Company's strategy of acquiring companies in the specialty residential services industry, pursuant to a merger and stock purchase agreement, the Company acquired 100% of  Cornerstone Building and Remodeling, Inc. dba Cornerstone Granite & Marble ("Cornerstone"). The acquisition was closed on March 31, 2005 and became effective on that date.  It was accounted for as a purchase.

The purchase price was comprised of the following:

Payable to seller (paid in April 2005)	$1,700
Notes payable (see Note 5)	4,300
Common stock issued to seller (2,471 shares)	3,335
Non cash costs (350 shares of common stock and 1,333 warrants issued)	973
Legal, accounting and other costs	422
$10,730

The purchase price was tentatively allocated as follows:

Current assets	$4,490
Property and equipment	1,817
Other long-term assets	14
Current liabilities	(3,527)
Long-term liabilities	(1,460)

Estimated fair value of tangible net assets acquired	1,334
Intangibles	4,300
Goodwill	5,096

$10,730

Of the $9,397 of acquired intangible assets, $4,300 has been tentatively assigned to Cornerstone's customer relationships and non-compete agreements, respectively, and are subject to amortization based on an estimated useful life of 6-15 years. The remaining amount of acquired intangible assets of $6,798 has been tentatively  assigned to goodwill as of March 31, 2005 in the accompanying consolidated balance sheet. The Company is in the process of analyzing the components of the intangible assets and will have an appraisal done by a third party to assist it in determining the final purchase price allocation.

For each of three consecutive calendar years commencing with 2005, in the event that Cornerstone produces earnings before interest, taxes, depreciation and amortization ("EBITDA"), such calendar year in excess of $2,400, the Company shall issue the seller additional shares of the Company's common stock representing 30% of the EBITDA amount in excess of $2,400 (50% under certain circumstances) and as specified in the merger agreement. In lieu of issuing shares of common stock, the Company has the option of making a cash payment to the seller equal to 30% of the excess EBITDA amount.

The following pro forma information presents the results of operations for the three months ended March 31, 2004 and 2005, as though the Cornerstone acquisition had occurred on January 1, 2004.

	Three Months Ended
	March 31,
	2005	2004
Revenue	$ 14,088	$ 8,669
Net Income	970	190
Basic earnings per share	0.05	0.01
Diluted earnings per share	0.04	0.01

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
March 31, 2005

NOTE 4 - NOTE RECEIVABLE

On June 2, 2004, the Company, PW Stephens ("PWS"), Jane C. Barber ("Barber") and Spruce MacIntyre Holding Corp. ("Spruce") entered into a Fourth Amendment to Stock Purchase Agreement and Global Settlement and Release Agreement (the "Barber Global Settlement"), whereby certain lawsuits were dismissed by the Company with prejudice, and the parties released each other from any liability other than their respective obligations under the Barber Global Settlement and agreements entered in connection therewith.  Pursuant to the Barber Global Settlement, Barber assigned to the Company a promissory note in the original principal amount of $1,550 (the "Note Receivable"), secured by the Barber Shares, which Barber had obtained from a third party in connection with the sale of the Barber Shares to such third party.  The Note Receivable requires payments to the Company of $15 per week, without interest unless a default occurs, commencing on July 9, 2004, until the Note Receivable is paid in full.  The Note Receivable is personally guaranteed by a third party.  The Company recorded this Note Receivable with an implicit rate of 4.55%, resulting in an initial balance of $1,481. As of March 31, 2005, the  note receivable balance is $1,149.

NOTE 5 - DEBT

In March 2005, the Company raised $4,000 in a private placement of mezzanine debt with Petra Mezzanine Fund, L.P. ("Petra").  The original principal amount of the promissory note issued to Petra was $4,000 ("Note") and Petra was also issued a warrant to purchase 533 shares of the Company's common stock for $0.01 per share.  The Note earns interest at 12.0% per annum, are secured by all of the assets of the Company, PWS and Cornerstone and has a five-year term. The Company incurred $1,116 in related debt issue costs ($294 cash, $822 non-cash). The non-cash costs of $822 represent the relative fair value of the warrant, and such costs will be amortized to interest expense over the term of the related debt instrument along with the debt issue costs. For the three months ended March 31, 2005, $0 has been amortized. The net proceeds of the loan from Petra were used to pay the cash portion of the purchase price of Cornerstone and to inject working capital into Cornerstone.

Debt consists of the following at March 31, 2005:

Note payable to SE seller, interest at 2% in excess of one-month LIBOR rate (adjusted on the first day of each calendar quarter beginning January 1, 2004, totaling 4.42% at March 31, 2005), principal and interest payments due quarterly beginning July 1, 2004 and maturing January 1, 2012. The payments shall be greater of (i) the amount of principal and interest that would be payable under a 10-year amortization or (ii) 60% of free cash flow (as defined) of the calendar quarter that precedes the payment date by two calendar quarters, commencing with the calendar quarter ended March 31, 2004, which shall be measured against the calculation set forth above for the payment date of July 1, 2004. The note is secured by a security interest in all the assets and stock of Southern Exposure Unlimited of Florida, Inc. and SE Tops of Florida, Inc. and a first lien on 50% of the stock of SouthernStone Cabinets, Inc. and is subordinated to the Laurus Notes.

$3,604

Note payable to Petra, interest at 12%, interest payable only, quarterly in arrears, beginning June 30, 2005 and continuing each calendar quarter until March 31, 2010 at which time the outstanding balance together with all accrued and unpaid interest shall be paid, net of unamortized discount of $1,116. For the three months ended March 31, 2005, $0 has been amortized.	2,884

Secured Revolving Note payable to Laurus Master Fund, Ltd., interest at prime plus 2.5%, but not less than 6.5% (totaling 8.25% at March 31, 2005) interest due in monthly installments with principal due January 2006, secured by all the assets of the Company, net of unamortized debt discount of $162. The note contains certain financial and non-financial covenants, with which the Company is in compliance at March 31, 2005.	2,488

Note payable to Cornerstone seller, interest at 7% per annum which began accruing on April 1, 2005. All principal and interest is due on April 29, 2005 (the "Maturity Date"). The Company is obligated to use reasonable best efforts to borrow funds in an amount sufficient to repay all amounts due under this Note; however, if despite the Company's best efforts, closing of such financing cannot occur on or before the Maturity Date, the Company has the right to extend the Maturity Date for an unlimited number of additional 30-day periods (the end of each such 30-day period shall be deemed to be the new Maturity Date); provided, however, that, commencing on September 26, 2005, if the note has not been paid in full, the Cornerstone seller shall have the option of converting the note and all accrued but unpaid interest into  a promissory note convertible at  $1.65 per share. As of May 16, 2005 the current maturity date is May 29, 2005.

2,300

Note payable to Cornerstone seller, interest at 7% per annum, interest only payments beginning on March 31, 2005 and continuing on the last day of each calendar quarter thereafter until March 31, 2010 at which time all principal and interest due shall be paid. The note, including any accrued but unpaid interest, is convertible into shares of the Company's common stock at a conversion price of $1.65 per share.	2,000

Notes payable to bank, interest at 6.25% to 6.50% per annum, interest only payments maturing from May 2005 to December 2007, guaranteed personally by the Cornerstone seller and collateralized by $1,000 of the seller in a certificate of deposit with the bank.	1,290

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
March 31, 2005

NOTE 5 - DEBT (Continued)

Convertible minimum borrowing note of $1,256 payable to Laurus Master Fund, Ltd., interest at prime plus 2.5%, but not less than 6.5% (totaling 8.25% at March 31, 2005) interest due in monthly installments with principal due January 2006, secured by all the assets of the Company. $756 of the Convertible Note can be converted into shares of common stock at a fixed conversion price of $1.35 per share, and $500 can be converted into shares of common stock at $1.87, net of unamortized debt discount of $97. The note contains certain financial and non-financial covenants, with which the Company is in compliance at March 31, 2005.  During the three months ended March 31, 2005 Laurus converted $95 for 70 shares and $15 for 10 shares of the Company's common stock for the conversion of debt and accrued interest, respectively.

1,159

Note payable, secured by Note Receivable, non-interest bearing, payable $15 weekly until paid in full, implicit interest rate of 6.5%, net of unamortized debt discount of $ 22.	708

Various notes payable to individuals and financial institutions, bearing interest a various rates from 0.75% to 7.66%, principal and interest due in equal monthly installments ranging from $0.4 to $62 through March 2009 , secured by various assets of the Company.	386

Notes payable to various financial institutions collateralized by various trucks and equipment bearing interest at various annual interest rates ranging from 0.92% to 13.58%, principal and interest payable in monthly installments ranging from $0.2 to $1.0 through December 27, 2010.	448

FSS seller note with interest at the prime rate plus 0.25% (6.0% at March 31, 2005) payable at March 31, 2005. The FSS seller has granted the Company an extension of the note until the funding of an acquisition financing. The Note and accrued interest were paid in April 2005.	260
17,527
Less current portion	(8,238)
Total	$ 9,289

During the three months ended March 31, 2005 and 2004 the Company has amortized $100 and $61 of debt issue and imputed interest costs to interest expense, respectively.

NOTE 6 - EQUITY

Preferred Stock

In March 2004, the Company raised $2,000 in a private placement of .08 shares of Series A Preferred Stock, $0.001 par value per share ("Series A Preferred Stock").  Dividends on the Series A Preferred Stock are payable semi-annually at a rate of 8% per annum, in cash or common stock, at the option of the Company.  The Series A Preferred Stock converts into common stock at a conversion rate of $1.25 for each share of common stock at the option of the holder or automatically after two years. Purchasers of the Series A Preferred Stock received Series A Warrants to purchase 1,600 shares of common stock at an exercise price of $1.75 per share, expiring 90 days from the effective date of their registration statement, and Series B Warrants to purchase 1,600 shares of common stock at an exercise price of $2.25 per share, expiring March 2009.  In the event of a liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $25,000 per share of the Series A Preferred Stock plus any accrued and unpaid dividends before any payment is made or any assets distributed to the holders of the common stock.  Estimated costs of this transaction of $876 will be amortized as additional dividends over the two-year maximum life of the preferred stock. The Series A Warrants to purchase 1,600 shares of common stock at an exercise price of $1.75 per share expired July 1, 2004 without exercise by the Series A Preferred Stock holders.  For the three months ended March 31, 2005, the Company recorded $33 in dividends payable and $127 in amortization of issuance, warrant and BCF costs. In March 2005 the Company at its option issued 55 shares of common stock in lieu of cash payment for $68 of the accrued dividends.

 In July 2004, the Company raised $1,000 in a private placement of 0.04 shares of Series B Preferred Stock, $0.001 par value per share ("Series B Preferred Stock").  Dividends on the Series B Preferred Stock are payable semi-annually at a rate of 8% per annum, in cash or common stock, at the option of the Company.  The Series B Preferred Stock converts into common stock at a conversion rate of $1.50 for each share of common stock at the option of the holder or automatically after two years.  In the event of a liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series B Preferred Stock are entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $25,000 per share of the Series B Preferred Stock plus any accrued and unpaid dividends before any payment is made or any assets distributed to the holders of the common stock. For the three months ended March 31, 2005, the Company recorded $20 in dividends payable. In January 2005 the Company at its option issued 27 shares of common stock in lieu of cash payment for $41 of the accrued dividends.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
March 31, 2005

NOTE 6 - EQUITY (Continued)

Common Stock

During the three months ended March 31, 2005, the Company issued 2,471 shares of common stock to the seller of Cornerstone and 350 shares to entities in connection with fees related to the acquisition of Cornerstone (see Note 3).

During the three months ended March 31, 2005, the Company issued 1,000 shares of its restricted common stock valued at $1,350 in connection with its wholly owned subsidiary, Cornerstone, entering into an exclusive supply agreement with a vendor to obtain certain products. The initial term is 20 years. The products shall be priced to Cornerstone at the vendor's necessary, documented out of pocket costs of obtaining and shipping products to Cornerstone plus a 20% mark-up, provided that the vendor assures Cornerstone of its lowest pricing. Cornerstone agrees to purchase at least $325 per month of products from the vendor during the term of the agreement.

During the three months ended March 31, 2005, the Company issued 50 shares to an entity as part of a consulting agreement. The shares were valued at $1.35 per share, totaling $68 and recorded to prepaid expense at March 31, 2005. The amount will be expensed over the life of the agreement through September 2005 of which $5 was amortized to expense through March 31, 2005.

During the three months ended March 31, 2005, the Company at its option issued 55 shares of common stock in lieu of cash payment for $54 in accrued dividends to the Series A Preferred Stock holders.

During the three months ended March 31, 2005, the Company at its option issued 27 shares of common stock in lieu of cash payment for $41 in accrued dividends to the Series B Preferred Stock holders.

During the three months ended March 31, 2005, the Company issued 70 shares of common stock for $95 in connection with the conversion of debt by Laurus Master Fund.

During the three months ended March 31, 2005, the Company issued 10 shares of common stock for $14 in connection with the payment of interest of debt to Laurus Master Fund.

Stock Options

The Company's Board of Directors approved the 2001 Stock Plan (the "2001 Plan") on April 2, 2001. The 2001 Plan provides for awards of incentive stock options, non-qualified stock options, and restricted stock purchase rights. At the Company's 2003 annual stockholders' meeting, which was held on May 20, 2003, the Company's stockholders approved an amendment to the 2001 Plan that increased the options available for grant under the 2001 Plan by 1,000, bringing the total to 3,000.  The exercise price of the awards shall be determined by the Plan administrator at the date of grant, but shall not be less than the fair market value of the stock on the date of grant for employees, or 85 percent of the fair market value for non-employees. The exercise period shall be no more than 10 years and the awards will vest over a period of time determinable by the Board of Directors.  The number of options under the 2001 Plan available for grant at March 31, 2005 was 343.

The Company's Board of Directors approved the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan covers two types of options: incentive stock options and non-qualified stock options. At the Company's 2003 annual stockholders' meeting, which was held on May 20, 2003, the Company's stockholders approved an amendment to the 1998 Plan that increased the options available for grant under the 1998 Plan by 1,000, bringing the total to 2,000. The aggregate number of shares that may be issued pursuant to the 1998 Plan may not exceed 2,000 shares. The exercise price for the options shall be determined by the Plan administrator at the date of grant, but shall not be less than the fair market value of the stock at the date of grant. The option period can be no more than 10 years and the options will vest over a period of time determinable by the Board of Directors.  The number of options under the 1998 Plan available for grant at March 31, 2005 was 117.

During the three months ended March 31, 2005, the Company did not grant any options.

Warrants

From time to time, the Company issues warrants pursuant to various consulting and third party agreements.

During the three months ended March 31, 2005, as part of a $4,000 debt financing, the Company issued warrants to purchase 533 shares of the Company's common stock with a relative fair value of $822 under SFAS No.123 and recorded such amount as a debt discount at March 31, 2005 (see Note 5). These warrants have an exercise price of $0.01, were fully vested upon grant, and expire in March 2010.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Litigation

The nature and scope of the Company's business operations bring it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject the Company to potential litigation, which are defended in the normal course of business. At March 31, 2005, there were various claims and disputes incidental to the business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon the Company's financial position, results of operations or cash flows.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
March 31, 2005

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 8 - SEGMENT REPORTING

The Company reports its business segments based on industry classification, which are as follows:

	March 31,
	2005	2004
Net sales:
Restoration services	$5,137	$3,644
Specialty interior services	4,200	3,023
Total segment net sales	$9,337	$6,667

Operating income (loss):
Restoration services	$1,044	$424
Specialty interior services	1,090	604
Corporate	(595)	(523)
Total segment operating income	$1,539	$505

Depreciation and amortization included in operating income:
Restoration services	$130	$128
Specialty interior services	22	19
Corporate	41	70
Total segment depreciation and amortization	$193	$217

Identifiable assets:
Restoration services	$18,142
Specialty interior services	44,535
Corporate	6,895
Total segment identifiable assets	$55,782

There were no inter-segment sales. Operating income is defined as third party sales less operating expenses. All of the Company's business activities are conducted within the United States geographic boundaries.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company is involved in various related party transactions. These transactions are summarized as follows:

The Company has a note payable to a related party for the purchase of the land and building for the Company's corporate headquarters.  The note is secured by a deed of trust, accrues interest at 12% per annum, payable monthly with an unpaid principal balance of $750 at March 31, 2005. The note is payable upon sale of the land and building. Interest expense on the note was $23 and $23 for the three months ended March 31, 2005 and 2004, respectively.

The Company has a short term non-interest bearing payable to a related party. The Company used the funds for working capital purposes. The payable was repaid to the related party in May 2005.

The Company leases a warehouse facility from a related party under a non-cancelable lease. The lease is for one year through December 2005 for $10 monthly. The Company also leases administrative spaces from a related party under a non-cancelable lease. The lease is  through January 2015 for $12 monthly.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
March 31, 2005

NOTE 10 - SUBSEQUENT EVENTS

In April 2005, Laurus converted $41 of convertible debt for 30 shares of the Company's common stock.

In April 2005, the Company increased its private placement of mezzanine debt to an aggregate of $4,500, by borrowing $500  from Laddcap Value Partners, L.P. ("Laddcap").  The terms of the promissory note were identical to the note issued to Petra (see Note 5).  The Company also issued Laddcap a warrant to purchase 67 shares of the Company's common stock for $.01 per share.  The net proceeds of the loan from Laddcap were used to retire debt and for general corporate purposes.

In April 2005, the Company's Board of Directors established a record date of April 15, 2005, for determining stockholders eligible to attend and vote at the Company's 2005 Annual Meeting of Stockholders (the "Annual Meeting"), which will be held at the Company's offices on June 17, 2005.  As discussed in the 2005 Proxy Statement, which was mailed to the Company's eligible stockholders on or about May 2, 2005, at the Annual Meeting the stockholders will be asked to: 1) re-elect the Company's current four directors; 2) ratify, to the extent necessary under the guidelines of the American Stock Exchange,  all common stock issued or issuable in connection with the Cornerstone acquisition; 3) approve an amendment to the Company's 2001 Stock Plan, which would increase the shares available for issuance under such plan from 3,000,000 to 4,000,000; 4) approve an amendment to the Company's 1998 Stock Option Plan, which would increase the shares available for issuance under such plan from 2,000,000 to 3,500,000; and 5) ratify the appointment of Corbin & Company, LLP, the Company's current independent accountants, as the independent accountants for 2005.

Item 2. Management's Discussion and Analysis or Plan of Operation (Dollars and shares in thousands except per share data).

Overview

Home Solutions of America, Inc. ("we," "us," "Home Solutions," or the "Company") is a Delaware corporation that was incorporated in 1998.  Our growth strategy, developed in 2002, is to become a leading provider of specialty residential services that protect the single largest investment of most homeowners - their home. We seek a dominant market position through the acquisition of strategic, specialized, profitable and well-managed residential service companies and through the above average internal growth of these operations.  Home Solutions will provide services such as cleaning and fabric protection, restoration services, and residential renovation sales.

Growth Strategy

Home Solutions seeks to acquire companies or internally generate projects that will focus on providing specialty residential services to homeowners.  Effective November 1, 2002, we closed our first acquisition as part of this strategy, acquiring PW Stephens, Inc. ("PWS"), a provider of indoor air contaminate removal services for homeowners in California.  In July 2003 we acquired Fiber-Seal Systems, L.P. In February 2004, effective December 31, 2003, we acquired Southern Exposure. In March 2005, we acquired Cornerstone. We expect to continue our aggressive growth strategy with additional acquisitions.  The following is a list of the targeted services that we are pursuing:

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

Restoration Services: As part of Home Solutions' specialty residential services strategy, we will provide highly trained technicians to respond to fire, water and weather-related emergencies to inspect structural members and contents damaged by water, to determine the likelihood or extent of mold growth, and to provide immediate cleaning, drying, moving, storage, and deodorization, among other services.  Indoor air contamination, including contamination from mold, asbestos and lead paint, is a growing concern for the homeowner. With increased media attention regarding the health threat of mold, fewer insurance options, and property transfers at risk, current market conditions have created significant demand for mold inspections, certifications and remediation services.  These services consist of property and system inspections, surface and air testing, project design, microbial removal, light interior demolition, repair and specialized cleaning work.  Home inspections and testing can range from $0.3 to several thousand dollars.  Customer opportunities are developed through a regional sales force as well as through referrals by real estate firms, insurance adjusters, mortgage companies, attorneys and nationally branded retailers.  As most cases of mold are associated with excess moisture, we believe that response to this type of event-related damage will provide significant additional revenue opportunities.  The cost and time requirements of these projects can vary dramatically from case-to-case.  It is expected that a portion of our fire/water damage restoration operations will generate additional opportunities across our other business segments.

Specialty Interior Services: Under the Southern Exposure™ brand name, Home Solutions offers cabinet and countertop installation services.  SE manufactures and installs a high-end product line of cabinets and countertops.  Its customer base includes both homebuilders and homeowners in the rapidly growing southwestern Florida marketplace. It is expected that a portion of our cabinet and countertop installation services will generate additional opportunities across our other business segments. Cornerstone, acquired effective March 31, 2005, is a leading supplier and installer of granite materials for kitchens and baths to national home centers, as well as national builders and remodeling companies, in the southeastern United States.

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

Stock-Based Compensation

The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, as amended, "Accounting for Stock Issued to Employees."   The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."  At March 31, 2005, the Company had two stock-based employee compensation plans, which are described more fully in Note 6 of the accompanying consolidated financial statements.  The Company accounts for those plans under the recognition and measurement principles of APB 25, and related interpretations.  The Company has applied the disclosure provisions in SFAS No. 148 in its consolidated financial statements and the accompanying notes.

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

Results of Operations (Dollars and Shares in Thousands)

Comparison of three months ended March 31, 2005 to three months ended March 31, 2004

The Cornerstone acquisition was closed on March 31, 2005.  As such, although Cornerstone's balance sheet is included in the Company's consolidated balance sheet on March 31, 2005, the Company's consolidated results of operations for the first quarter of 2005 do not include the results of Cornerstone.

Net Sales

    Restoration Services

The revenue for the three months ended March 31, 2005 was $5,137 compared to $3,644 for the three months ended March 31, 2004.  PWS had revenues of approximately $1,600 from its Florida operations which started in the last quarter of 2004.

    Specialty Interior Services

The revenue for the three months ended March 31, 2005 was $4,200 compared to $3,023 for the three months ended March 31, 2004.  SE met increased demand from its major customer for its product as compared to the same period in 2004.

Costs of Sales

    Restoration Services

Costs of sales for the three months ended March 31, 2005 were $2,374 compared to $1,809 for the three months ended March 31, 2004. The increase in cost of sales is due primarily to increased PWS revenues from the same period in 2004. The PWS Florida costs of sales (40%) were lower than experienced when performing work only in California (51%) because the Florida restoration work does not involve hazardous material.

    Specialty Interior Services

Costs of sales for the three months ended March 31, 2005 were $2,497 compared to $1,893 for the three months ended March 31, 2004.  The increase is due to greater sales in the three months ended March 31, 2005 as compared to the same period in 2004. The cost of sales percentage was 59% and 63% for the three months ended March 31, 2005 and March 31, 2004, respectively.

Selling, General and Administrative Expenses

    Restoration Services

Selling, general and administrative expenses were $1,719 for the three months ended March 31, 2005 compared to $1,411 for the three months ended March 31, 2004.  This represents an increase of $308 from the same period in 2004, primarily due to the PWS Florida administrative expenses. PWS commenced Florida operations in the last quarter of 2004.

    Specialty Interior Services

Selling, general and administrative expenses were $614 for the three months ended March 31, 2005 compared to $526 for the three months ended March 31, 2004.  The increase is due primarily to increased worker's compensation insurance rates from 2004.

    Corporate

Corporate general and administrative expenses were $594 for the three months ended March 31, 2005 compared to $523 for the three months ended March 31, 2004. In March 2005 a 2005 management bonus was recorded for $245 and paid in April 2005. As compared to the same period in 2004, the company's legal and professional expenses decreased $46, investor relations and consulting expenses decreased $51, travel expenses decreased $40 and other miscellaneous expenses decreased $36.

Other Income (Expense)

Interest expense was $279 for the three months ended March 31, 2005 compared to $184 three months ended March 31, 2004. The increase in the three months ended March 31, 2005 compared to the three months ended March 31, 2004 is primarily due to the interest on debt related the Cornerstone acquisition completed on March 31, 2005 ($35) and the amortization of debt issue costs ($39). Other income was $25 in 2004 compared to $23 in 2004. In the three months ended March 31, 2005, the Company also recorded $11 in non-cash amortization of imputed interest income from a note receivable.

Liquidity and Capital Resources

The Company's existing capital resources as of March 31, 2005, consisted of cash and accounts receivable totaling $14,755 compared to cash and accounts receivable of $5,990 as of March 31, 2004. The Company believes that the financing arrangements the Company currently has in place are sufficient throughout the next twelve months to finance its working capital needs.  Implementation of the Company's strategic plan of acquiring niche residential services companies will require additional capital, however.

In March 2005, the Company raised $4,000 in a private placement of mezzanine debt with Petra Mezzanine Fund, L.P. ("Petra"). The original principal amount of the promissory note issued to Petra was $4,000 ("Note") and Petra was also issued a warrant to purchase 533 shares of the Company's common stock for $0.01 per share.  The Note earns interest at 12.0% per annum, is secured by all of the assets of the Company, PWS and Cornerstone and has a five-year term. The Company incurred $1,063 in related debt issue costs ($241 cash, $822 non-cash). The non-cash costs of $822 represent the relative fair value of the warrant, and such costs will be amortized to interest expense over the term of the related debt instrument along with the debt issue costs. For the three months ended March 31, 2005, $0 has been amortized. The net proceeds of the loan from Petra were used to pay the cash portion of the purchase price of Cornerstone and to inject working capital into Cornerstone.

In March 2004, the Company raised $2,000 in a private placement of .08 shares of Series A Preferred Stock, $0.001 par value per share ("Series A Preferred Stock").  Dividends on the Series A Preferred Stock are payable semi-annually at a rate of 8% per annum, in cash or common stock, at the option of the Company.  The Series A Preferred Stock converts into common stock at a conversion rate of $1.25 for each share of common stock at the option of the holder or automatically after two years. Purchasers of the Series A Preferred Stock received Series A Warrants to purchase 1,600 shares of common stock at an exercise price of $1.75 per share, expiring 90 days from the effective date of their registration statement, and Series B Warrants to purchase 1,600 shares of common stock at an exercise price of $2.25 per share, expiring March 2009.  In the event of a liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $25,000 per share of the Series A Preferred Stock plus any accrued and unpaid dividends before any payment is made or any assets distributed to the holders of the common stock.  Estimated costs of this transaction of $876 will be amortized as additional dividends over the two-year maximum life of the preferred stock. The Series A Warrants to purchase 1,600 shares of common stock at an exercise price of $1.75 per share expired July 1, 2004 without exercise by any of the holders of  the Series A Preferred Stock.

In July 2004, the Company raised $1,000 in a private placement of 0.04 shares of Series B Preferred Stock, $0.001 par value per share ("Series B Preferred Stock").  Dividends on the Series B Preferred Stock are payable semi-annually at a rate of 8% per annum, in cash or common stock, at the option of the Company.  The Series B Preferred Stock converts into common stock at a conversion rate of $1.50 for each share of common stock at the option of the holder or automatically after two years.  In the event of a liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series B Preferred Stock are entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $25,000 per share of the Series B Preferred Stock plus any accrued and unpaid dividends before any payment is made or any assets distributed to the holders of the common stock. For the three months ended March 31, 2005, the Company has recorded $20 in dividends payable. In January 2005 the Company at its option issued 27 shares of common stock in lieu of cash payment for $41 of the accrued dividends.

During the three months ended March 31, 2005, the Company generated net cash from operating activities of $1,120 including net income of $1,021.

The Company's investing activities used net cash of $7 primarily due to Cornerstone acquisition costs and purchase of property and equipment.

The Company's net financing activities of $2,667 are primarily due to proceeds from a private placement of mezzanine debt from Petra. Cash flow outlays were for principal payments on long-term debt and capital leases and distributions to minority stockholder.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENT INCLUDED IN THIS FORM 10-QSB

This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to the Company's residential services acquisition strategy and availability of capital to fund such strategy. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, regulatory framework, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. We refer you to the section entitled "Trends, Risks and Uncertainties" in Item 6 of Part II of our annual report on Form 10-KSB for the year ended December 31, 2004, for a list of specific factors that could cause actual results to differ materially from those indicated by our forward-looking statements made herein and presented elsewhere by management. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Furthermore, we do not undertake any obligation to update forward-looking statements made herein.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of March 31, 2005 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II
OTHER INFORMATION
(Dollars and shares in thousands, except for per share data)

Item 1. Legal Proceedings.

The nature and scope of our business operations bring us into regular contact with the general public, a variety of businesses and government agencies.  These activities inherently subject us to potential litigation, which we defend in the normal course of business. At March 31, 2005, there were various claims and disputes incidental to the business.  The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2005 (any issuances previously disclosed by the Company on Form 8-K are not repeated herein), the Company issued the following shares of its common stock and other equity securities without registration under the Securities Act of 1933, as amended (the "Securities Act") (dollars and shares are in thousands):

1. the Company issued 50 shares to an entity as part of a consulting agreement, which shares were valued at $1.19 per share;

2.  the Company, at its option, issued 55 shares of common stock in lieu of cash payment for $54 in accrued dividends to the Series A Preferred Stock holders;

3. the Company, at its option, issued 27 shares of common stock in lieu of cash payment for $41 in accrued dividends to the Series B Preferred Stock holders;

4. the Company issued  70 shares of common stock for $95 in connection with the conversion of debt by Laurus Master Fund; and

5.  the Company issued 10 shares of common stock for $14 in connection with the payment of interest on debt to Laurus Master Fund.

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

2.3

Amended and Restated Promissory Note, in the original principal amount of $800, dated June 2, 2004, issued by Home Solutions of America, Inc. and P.W. Stephens, Inc. to Jane C. Barber (filed as Exhibit 2.27 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, and incorporated herein by reference).

2.4

Secured Promissory Note, in the original principal amount of $1,550, dated June 2, 2004, issued by TFW Inc. to Jane C. Barber, as assigned to Home Solutions of America, Inc. on June 2, 2004 (filed as Exhibit 2.28 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, and incorporated herein by reference).

2.5

Partnership Interest Purchase Agreement, dated July 31, 2003, by and among Home Solutions of America, Inc., FSS Holding Corp., Grassmere Computer Products, Inc., and Merritt Computer Products, Inc. (filed as Exhibit 2.15 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, and incorporated herein by reference).

2.6

Agreement, dated December 2, 2003, by and among Home Solutions of America, Inc., FSS Holding Corp., Grassmere Computer Products, Inc., Merritt Computer Products, L.P. d/b/a Amherst Merritt International, Fiber-Seal Systems, L.P., and Rick J. O'Brien (filed as Exhibit 2.25 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, and incorporated herein by reference).

2.7

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

2.8

Subordinated Promissory Note, in the original principal amount of $4,500, issued by Southern Exposure Holdings, Inc. to Dale W. Mars, Trustee for the Dale W. Mars Trust Dated 7-16-97 (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K filed on February 9, 2004, and incorporated herein by reference).

2.9

Subordinated Promissory Note, in the original principal amount of $1,468, issued by Southern Exposure Holdings, Inc. to Dale W. Mars, Trustee for the Dale W. Mars Trust Dated 7-16-97 (filed as Exhibit 2.4 to the Company's Current Report on Form 8-K filed on February 9, 2004, and incorporated herein by reference).

2.10

Pledge and Security Agreement, dated February 6, 2004, by and among Southern Exposure Holdings, Inc., S.E. Acquisition Corp. I, S.E. Acquisition Corp. II, Dale W. Mars, and Dale W. Mars, Trustee for the Dale W. Mars Trust Dated 7-16-97 (filed as Exhibit 2.5 to the Company's Current Report on Form 8-K filed on February 9, 2004, and incorporated herein by reference).

2.11

Guaranty Agreement, dated February 6, 2004, provided by Home Solutions of America, Inc. to Dale W. Mars, Trustee for the Dale W. Mars Trust Dated 7-16-97 (filed as Exhibit 2.6 to the Company's Current Report on Form 8-K filed on February 9, 2004, and incorporated herein by reference).

2.12

Reorganization Agreement and Plan of Merger, dated February 28, 2005, to be effective January 3, 2005, by and among Home Solutions of America, Inc., CBR Acquisition Corp., Cornerstone Building and Remodeling, Inc., and Anthony Leeber, Jr. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 6, 2005, and incorporated herein by reference).

2.13

First Amendment to Reorganization Agreement and Plan of Merger, dated March 30, 2005, to be effective January 3, 2005, by and among Home Solutions of America, Inc., CBR Acquisition Corp., Cornerstone Building and Remodeling, Inc., and Anthony Leeber, Jr. (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed on April 6, 2005, and incorporated herein by reference).

2.14

Promissory Note, in the original principal amount of $2,000,000, issued by CBR Acquisition Corp. to Anthony Leeber, Jr., dated January 3, 2005 (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K filed on April 6, 2005, and incorporated herein by reference).

2.15

Promissory Note, in the original principal amount of $2,300,000, issued by CBR Acquisition Corp. to Anthony Leeber, Jr., dated January 3, 2005 (filed as Exhibit 2.4 to the Company's Current Report on Form 8-K filed on April 6, 2005, and incorporated herein by reference).

2.16

Guaranty Agreement, dated March 31, 2005, provided by Home Solutions of America, Inc. to Anthony Leeber, Jr. (filed as Exhibit 2.5 to the Company's Current Report on Form 8-K filed on April 6, 2005, and incorporated herein by reference).

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

10.9 *

Executive Employment Agreement by and between R. Andrew White and Home Solutions of America, Inc., dated March 15, 2003 (filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, and incorporated herein by reference).

10.10 *

Consulting Agreement by and between Frank J. Fradella and Home Solutions of America, Inc., dated March 15, 2003 (filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, and incorporated herein by reference).

10.11 *

Executive Employment Agreement by and among Home Solutions of America, Inc., Fiber-Seal Systems, L.P., and Rick J. O'Brien, dated July 31, 2003 (filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, and incorporated herein by reference).

10.12 *

Stock Option Agreement by and between Home Solutions of America, Inc. and Rick J. O'Brien, dated July 31, 2003 (filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, and incorporated herein by reference).

10.13 *

Stock Option Agreement by and between Home Solutions of America, Inc. and Rick J. O'Brien, dated December 2, 2003 (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, and incorporated herein by reference).

10.14 *

Services Agreement and Mutual Release, dated December 8, 2003, by and among Home Solutions of America, Inc., Gus Investments, LLC, and Andrew White (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, and incorporated herein by reference).

10.15

Security Agreement, dated January 22, 2004, by and between Laurus Master Fund, Ltd. and Home Solutions of America, Inc. (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-3 filed on March 5, 2004, and incorporated herein by reference).

10.16

Stock Pledge Agreement, dated January 22, 2004, by and between Laurus Master Fund, Ltd. and Home Solutions of America, Inc. (filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, and incorporated herein by reference).

10.17

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

10.24*

Stock Option Agreement by and between Home Solutions of America, Inc. and Frank J. Fradella, dated January 27, 2004 (filed as Exhibit 10.27 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, and incorporated herein by reference).

10.25

Series B Convertible Preferred Stock Purchase Agreement, dated July 19, 2004, by and among Home Solutions of America, Inc. and the purchasers of Series B Convertible Preferred Stock (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 20, 2004, and incorporated herein by reference).

10.26

Registration Rights Agreement, dated July 19, 2004, by and among Home Solutions of America, Inc., Victus Capital, LP, and Vicis Capital Master Fund (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 20, 2004, and incorporated herein by reference).

10.27

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

10.32 *

Executive Employment Agreement, dated December 20, 2004, between Frank J. Fradella and Home Solutions of America, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.33 *

Stock Option Agreement, dated December 20, 2004, between Frank J. Fradella and Home Solutions of America, Inc. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.34 *

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

10.38

Loan Agreement, dated March 31, 2005, by and between Home Solutions of America, Inc. and Petra Mezzanine Fund, L.P. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 6, 2005, and incorporated herein by reference).

10.39

Security Agreement, dated March 31, 2005, by and among Home Solutions of America, Inc., CBR Acquisition Corp., P.W. Stephens, Inc., and Petra Mezzanine Fund, L.P. (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 6, 2005, and incorporated herein by reference).

10.40

Stock Purchase Warrant, dated March 31, 2005, issued by Home Solutions of America, Inc. to Petra Mezzanine Fund, L.P. (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 6, 2005, and incorporated herein by reference).

10.41

Investors' Rights Agreement, dated March 31, 2005, by and among Home Solutions of America, Inc., Petra Mezzanine Fund, L.P., Frank J. Fradella and Rick J. O'Brien (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 6, 2005, and incorporated herein by reference).

10.42

Exclusive Supply Agreement, dated March 30, 2005, between Cornerstone Building and Remodeling, Inc. and Cornerstone Granite & Marble Wholesale, Inc. (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K filed on April 6, 2005, and incorporated herein by reference).

10.43 *	Executive Employment Agreement, dated March 31, 2005, between Cornerstone Building and Remodeling, Inc. and Anthony Leeber, Jr. +

10.44	Registration Rights Agreement, dated March 31, 2005, between Anthony Leeber, Jr. and Home Solutions of America, Inc. +

10.45

Promissory Note, in the original principal amount of $500,000, issued by Home Solutions of America, Inc. to Laddcap Value Partners L.P., dated April 18, 2005 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 22, 2005, and incorporated herein by reference).

10.46

Stock Purchase Warrant, dated April 18, 2005, issued by Home Solutions of America, Inc. to Laddcap Value Partners L.P. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 22, 2005, and incorporated herein by reference).

10.47

Joinder Agreement to Loan Agreement, dated April 18, 2005, among Home Solutions of America, Inc., Laddcap Value Partners L.P., and Petra Mezzanine Fund, L.P. (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 22, 2005, and incorporated herein by reference).

10.48

Joinder Agreement to Investors' Rights Agreement, dated April 18, 2005, among Laddcap Value Partners L.P., Petra Mezzanine Fund, L.P., Home Solutions of America, Inc., Frank J. Fradella and Rick J. O'Brien (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 22, 2005, and incorporated herein by reference).

10.49

Amended and Restated Promissory Note, in the original principal amount of $4,000,000, issued by Home Solutions of America, Inc. to Petra Mezzanine Fund, L.P., dated March 31, 2005 (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 22, 2005, and incorporated herein by reference).

10.50

First Amendment to Stock Purchase Warrant, dated April 15, 2005, by and between Home Solutions of America, Inc. and Petra Mezzanine Fund, L.P. (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K filed on April 22, 2005, and incorporated herein by reference).

10.51

First Amendment to Investors' Rights Agreement, dated April 15, 2005, by and among Home Solutions of America, Inc., Petra Mezzanine Fund, L.P., Frank J. Fradella and Rick J. O'Brien (filed as Exhibit 10.7 to the Company's Current Report on Form 8-K filed on April 22, 2005, and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. +

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. +

32.1	Section 1350 Certifications. +

* Denotes a management contract or compensatory plan or arrangement.

+ Filed herewith.

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME SOLUTIONS OF AMERICA, INC.

Dated: May 23, 2005 By: /s/ FRANK J. FRADELLA
Frank J. Fradella
Chairman, President & Chief Executive Officer

Dated: May 23, 2005 By: /s/ RICK J. O'BRIEN
Rick J. O'Brien
Chief Financial Officer