Form 10QSB
period 2005-06-30
HOME SOLUTIONS OF AMERICA INC
filed 2005-08-15
CIK 855424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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
Yes         X               No

The number of shares outstanding of the registrant's common stock, $.001 par value per share, as of August 15, 2005 was 24,144,332.
Transitional Small Business Disclosure Format: Yes                                                                    No         X

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED BALANCE SHEET
(In Thousands, Except Per Share Data)
(Unaudited)
June 30,
2005
ASSETS
Current assets:
Cash	$1,901
Accounts receivable, net of allowance for doubtful accounts of $287	9,501
Note receivable	980
Inventories	2,125
Costs in excess of billings	442
Prepaid expenses and other current assets	710
Assets held for sale	940
Total current assets	16,599

Property and equipment, net of accumulated depreciation of $876	2,911

Intangibles, net of accumulated amortization of $634	8,271

Goodwill	24,796

Due from related party	10

Other assets	140
$52,727
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,836
Current portion of debt	6,589
Current portion of capital lease obligations	85
Billings in excess of costs	180
Due to related party	265
Notes payable to related party	750
Total current liabilities	14,705
Long-term liabilities:
Debt, net of current portion	7,526
Minority interest	330
Capital lease obligations, net of current portion	102
Total liabilities	22,663

Commitments and contingencies

Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 0.08 shares authorized;	-
0.068 shares issued and outstanding (total liquidation preference of $1,746)
Series B convertible preferred stock, $.001 par value, 0.04 shares authorized,	-
0.04 shares issued and outstanding (total liquidation preference of $1,036)
Common stock, $0.001 par value, 50,000 shares authorized; 20,941 shares issued and outstanding	21
Additional paid-in capital	49,328
Accumulated deficit	(19,285)
Total stockholders' equity	30,064
$52,727

The accompanying notes are an integral part of these consolidated financial statements

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net sales	$16,055	$7,415	$25,370	$14,082

Costs and expenses
Cost of sales	9,490	3,875	14,339	7,577
Selling, general and administrative expenses	4,705	2,587	7,544	5,047
	14,195	6,462	21,883	12,624

Operating income	1,860	953	3,487	1,458

Other income (expense):
Gain on sale of assets	(1)	(4)	-	2
Interest income	15	1	32	3
Interest expense	(447)	(244)	(794)	(428)
Other income	29	12	47	164
Total other income (expense)	(404)	(235)	(715)	(259)

Income (loss) before income taxes and minority interest	1,456	718	2,772	1,199

Income taxes	(104)	-	(206)	-

Minority interest in income of consolidated subsidiary	(287)	(139)	(480)	(193)

Net income	$1,065	$579	$2,086	$1,006

Net income available to common shareholders per share:
Basic	$0.04	$0.02	$0.09	$0.05
Diluted	0.04	0.02	0.08	0.04

Weighted average number of common shares outstanding:
Basic	20,929	16,321	18,959	16,129
Diluted	22,464	16,908	20,622	16,906
The accompanying notes are an integral part of these financial statements.

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Except Per Share Amounts)
(Unaudited)
	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,086	$1,006
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	818	545
Minority interest in income of consolidated subsidiary	480	193
Provision for doubtful accounts	163	8
Gain on sale of assets	-	(2)
Gain on extinguishment of debt	-	(129)
Changes in operating assets and liabilities, net of acquisitions and divestitures:

Inventories	(773)	-
Accounts receivable	(2,721)	15
Prepaid expenses and other current assets	205	(11)
Other assets	10	96
Cost in excess of billings, net	(505)	-
Accounts payable and accrued expenses	1,245	(369)
Due to related party	(364)	13

Net cash provided by operating activities	644	1,365

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	-	45
Payments received on notes receivable	337	-
Purchase of Southern Exposure Unlimited of Florida, Inc. and related Companies ("SE"), including acquisition costs	-	(4,886)
Purchase of Cornerstone Building & Remodeling, Inc. ("Cornerstone"), including acquisition costs	(2,122)
Purchases of property and equipment	(115)	(82)

Net cash used in investing activities	(1,900)	(4,923)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on line of credit	-	(519)
Net payments on note payable to related party	-	50
Proceeds from preferred stock, net of cash issuance costs	-	1,878
Principal payments on debt and capital leases	(3,558)	(2,858)
Proceeds from notes payable, net of cash issuance costs	5,955	3,628
Proceeds from exercise of warrants	23	3
Distributions to minority stockholder	(391)	(76)
	2,029
Net cash provided by financing activities		2,106

NET INCREASE (DECREASE) IN CASH	773	(1,452)

CASH AT BEGINNING OF PERIOD	1,128	2,728

CASH AT END OF PERIOD	$1,901	$1,276

3

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004

Cash paid for:
Interest	$515	$241
Income taxes	$108	$-

Supplemental schedule of non-cash investing and financing activities:
Issuance of stock for conversion of debt	$135	$-
Fixed assets acquired through capital lease obligations	$92	$15
Issuance of stock for payment of interest	$14	$-
Fixed assets acquired through debt	$113	$12
Preferred dividend accrual	$107	$49
Fair value of warrants issued for debt private placement	$1,295	$118
Reduction of notes payable for settlement of obligations	$-	$171
Disposal of assets for settlement of accounts payable	$-	$18
Issue of stock for acquisition	$3,808	$-
Issuance of notes payable for acquisition	$1,600	$-
Issuance of stock for supply agreement	$1,350	$-
Debt assumed in acquisition	$1,897	$-
Amortization of preferred stock issuance costs and beneficial conversion as preferred stock dividends	$253	$227
Fair value of warrants issued in connection with preferred stock and beneficial conversion feature of preferred stock	$-	$1,093
Shares issued for prepaid consulting	$68	$68
Issuance of common stock for preferred dividends	$109	$-

4

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars and Shares in Thousands, Except Per Share Data)
June 30, 2005

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

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from 3 to 20 years.  Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms.  Equipment under capital lease obligations is depreciated over the shorter of the estimated useful life or the term of the lease.  Maintenance and routine repairs are charged to expense as incurred.  Significant renewals and betterments are capitalized.  At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statements of income.

Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows.  The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management.  At June 30, 2005, the Company's management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

     HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
June 30, 2005

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

Identifiable assets and liabilities acquired in connection with business acquisitions accounted for under the purchase method are recorded at their respective fair values. The Company is amortizing the identifiable intangibles over their estimated useful lives. Intangibles consist of the following at June 30, 2005:

	Balance	Estimated Useful
		Life (Years)

Trade name	3,240	15
Customer list	4,100	15
Supply agreement	1,350	20
Non -compete	215	6
	8,905
Accumulated amortization	(634)
	8,271

Amortization expense totaled $202 and $108 for the six months ended June 30, 2005 and 2004, respectively.

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

SouthernStone Cabinets, Inc., SE Tops of Florida, Inc., and Cornerstone recognize revenue for product sales at the time the related products are shipped to the customer. These companies recognize revenue for installation jobs upon complete installation of the cabinets and inspection by the customer. Deferred revenue represents amounts billed to customers and collected prior to completion of the cabinets and inspection by the customer.

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
June 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, as amended, "Accounting for Stock Issued to Employees."   The Company accounts for non-employee stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation."  At June 30, 2005, the Company has two stock-based employee compensation plans, which are described more fully in Note 6.  During the six months ended June 30, 2005 and 2004, no compensation expense was recognized in the accompanying statements of operations for options issued to employees below market value pursuant to APB No. 25.  No other stock option-based employee compensation cost is reflected in the 2005 and 2004 statements of operations, as all other options granted in 2005 and 2004 under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the dates of grant.  The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income as reported	$1,065	$579	$2,086	$1,006

Add: Total stock-based employee compensation expense under APB 25
	--	--	--	--
Deduct: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects

	(200)	(31)	(576)	(103)
	------------------	------------------	------------------	------------------
Pro forma net income	$865	$548	$1,510	$903
	==========	==========	==========	==========
Income per share - as reported
Basic	$0.04	$0.04	$0.09	$0.06
Diluted	$0.04	$0.04	$0.08	$0.06

Income per share - pro forma
Basic	$0.03	$0.02	$0.06	$0.04
Diluted	$0.03	$0.02	$0.06	$0.04

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

Per Share Data

Basic earnings per share ("BEPS") are computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period of computation. Diluted earnings per share ("DEPS") give effect to all potential dilutive common shares outstanding during the period of computation. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
June 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following is a table reconciling BEPS and DEPS and the related weighted average number of shares outstanding for the three and six months ended June 30, 2005:

	Three months ended June 30, 2005
	Numerator (Income)	Denominator (Shares)	Per Share Amount

Basic EPS:
Net income	$1,065
Less: convertible preferred stock dividends	(55)
Amortization of convertible preferred stock issuance costs and beneficial conversion feature	(127)

Income available to common stockholders	883	20,929	$0.04

Effect of dilutive securities:
Options and warrants	-	1,535
Diluted EPS:
Income available to common stockholders plus assumed conversions	$883	22,464	$0.04

	Six months ended June 30, 2005
	Numerator (Loss)	Denominator (Shares)	Per Share Amount

Basic EPS:
Net loss	$2,086
Less: Convertible preferred stock dividends	(107)
Amortization of convertible preferred stock issuance costs and beneficial conversion feature	(253)
Income available to common stockholders	1,726	18,959	$0.09

Options and warrants	-	1,663
Diluted EPS:
Income available to common stockholders plus assumed conversions	$1,726	20,622	$0.08

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

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
June 30, 2005

NOTE 3 - ACQUISITION

Commensurate with the announcement in August 2002 of the Company's strategy of acquiring companies in the specialty residential services industry, pursuant to a merger agreement, the Company acquired 100% of  Cornerstone Building and Remodeling, Inc. dba Cornerstone Granite & Marble ("Cornerstone"). The acquisition was closed on March 31, 2005 and became effective on that date.  It was accounted for as a purchase.

The purchase price was comprised of the following:

Cash paid to seller (paid in April 2005)	$1,700
Notes payable	1,600
Common stock issued to seller (2,471 shares)	3,335
Non cash costs (350 shares of common stock and 1,333 warrants issued)	973
Legal, accounting and other costs	422
$8,030

The purchase price was tentatively allocated as follows:

Current assets	$2,312
Property and equipment	1,824
Other long-term assets	11
Current liabilities	(3,913)
Long-term liabilities	(1,460)

Estimated fair value of tangible net assets acquired	(1,226)
Intangibles	4,315
Goodwill	4,943
$8,030

Of the acquired intangible assets, $4,315 has been tentatively assigned to Cornerstone's customer relationships and non-compete agreements,  and are subject to amortization based on an estimated useful life of 6-15 years. The remaining amount of acquired intangible assets of $4,943 has been tentatively assigned to goodwill as of June 30, 2005 in the accompanying consolidated balance sheet. The Company completed the analysis of the components of the intangible assets and will have an appraisal  was done by a third party to determine the final purchase price allocation.

For each of three consecutive calendar years commencing with 2005, in the event that Cornerstone produces earnings before interest, taxes, depreciation and amortization ("EBITDA") in such calendar year in excess of $2,400, the Company shall issue the seller additional shares of the Company's common stock representing 30% of the EBITDA amount in excess of $2,400 (50% under certain circumstances) and as specified in the merger agreement. In lieu of issuing shares of common stock, the Company has the option of making a cash payment to the seller equal to 30% of the excess EBITDA amount.

The following pro forma information presents the results of operations for the six months ended June 30, 2004 and 2005, as though the Cornerstone acquisition had occurred on January 1, 2004.

	Six Months Ended
	June 30,
	2005	2004
Revenue	$ 28,901	$ 18,296
Net Income	819	104
Basic earnings per share	0.04	0.01
Diluted earnings per share	0.04	0.01

Letter of Intent

The Company's wholly owned subsidiary, P.W. Stephens, Inc., has entered into a Letter of Intent to acquire a granite and marble fabrication and installation company in southern California. The acquisition is subject to certain closing conditions. There can be no assurances that the Company will successfully complete this transaction.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
June 30, 2005

NOTE 4 - NOTE RECEIVABLE

On June 2, 2004, the Company, PW Stephens ("PWS"), Jane C. Barber ("Barber") and Spruce MacIntyre Holding Corp. ("Spruce") entered into a Fourth Amendment to Stock Purchase Agreement and Global Settlement and Release Agreement (the "Barber Global Settlement"), whereby certain lawsuits were dismissed by the Company with prejudice, and the parties released each other from any liability other than their respective obligations under the Barber Global Settlement and agreements entered in connection therewith.  Pursuant to the Barber Global Settlement, Barber assigned to the Company a promissory note in the original principal amount of $1,550 (the "Note Receivable"), secured by the Barber Shares, which Barber had obtained from a third party in connection with the sale of the Barber Shares to such third party.  The Note Receivable requires payments to the Company of $15 per week, without interest unless a default occurs, commencing on July 9, 2004, until the Note Receivable is paid in full.  The Note Receivable is personally guaranteed by a third party.  The Company recorded this Note Receivable with an implicit rate of 4.55%, resulting in an initial balance of $1,481. As of June 30, 2005, the note receivable balance is $980.

NOTE 5 - DEBT

In March 2005, the Company raised $4,000 in a private placement of mezzanine debt with Petra Mezzanine Fund, L.P. ("Petra").  The original principal amount of the promissory note issued to Petra was $4,000 ("Petra Note") and Petra was also issued a warrant to purchase 533 shares of the Company's common stock for $0.01 per share.  The Petra Note earns interest at 12.0% per annum, is secured by all of the assets of the Company, PWS and Cornerstone and has a five-year term. The Company incurred $1,116 in related debt issue costs ($294 cash, $822 non-cash). The non-cash costs of $822 represent the relative fair value of the warrant and such costs will be amortized to interest expense over the term of the related debt instrument along with the debt issue costs. For the six months ended June 30, 2005, $54 has been amortized. The net proceeds of the loan from Petra were used to pay the cash portion of the purchase price of Cornerstone and to inject working capital into Cornerstone.

In April 2005, the Company raised $500 in a private placement of mezzanine debt with Laddcap Value Partners ("Laddcap"). The original principal amount of the promissory note issued to Laddcap was $500 ("Laddcap Note") and Laddcap was also issued a warrant to purchase 67 shares of the Company's common stock for $0.01 per share.  The Laddcap Note earns interest at 12.0% per annum, is secured by all of the assets of the Company, PWS and Cornerstone and has a five-year term. The Company incurred $123 in related debt issue costs ($20 cash, $103 non-cash). The non-cash costs of $103 represent the relative fair value of the warrant and such costs will be amortized to interest expense over the term of the related debt instrument along with the debt issue costs. For the six months ended June 30, 2005, $6 has been amortized. The net proceeds of the loan from Laddcap were used to inject working capital into Cornerstone.

In May 2005, the Company raised $1,800 in a private placement of mezzanine debt with Patriot Capital, L.P. ("Patriot"). The original principal amount of the promissory note issued to Patriot was $1,800 ("Patriot Note") and Patriot was also issued a warrant to purchase 240 shares of the Company's common stock for $0.01 per share.  The Patriot Note earns interest at 12.0% per annum, is secured by all of the assets of the Company, PWS and Cornerstone and has a five-year term. The Company incurred $536 in related debt issue costs ($166 cash, $370 non-cash). The non-cash costs of $370 represent the relative fair value of the warrant and such costs will be amortized to interest expense over the term of the related debt instrument along with the debt issue costs. For the six months ended June 30, 2005, $18 has been amortized. The net proceeds of the loan from Petra were used primarily to pay a Cornerstone seller note.

Debt consists of the following at June 30, 2005:

Note payable to SE seller, interest at 2% in excess of one-month LIBOR rate (adjusted on the first day of each calendar quarter beginning January 1, 2004, totaling 4.87% at June 30, 2005), principal and interest payments due quarterly beginning July 1, 2004 and maturing January 1, 2012. The payments shall be greater of (i) the amount of principal and interest that would be payable under a 10-year amortization or (ii) 60% of free cash flow (as defined) of the calendar quarter that precedes the payment date by two calendar quarters, commencing with the calendar quarter ended June 30, 2004, which shall be measured against the calculation set forth above for the payment date of July 1, 2004. The note is secured by a security interest in all the assets and stock of Southern Exposure Unlimited of Florida, Inc. and SE Tops of Florida, Inc. and a first lien on 50% of the stock of SouthernStone Cabinets, Inc. and is subordinated to the Laurus Notes.

$3,232

Note payable to Petra, interest at 12%, interest payable only, quarterly in arrears, beginning June 30, 2005 and continuing each calendar quarter until June 30, 2010 at which time the outstanding balance together with all accrued and unpaid interest shall be paid, net of unamortized discount of $1,062. For the six months ended June 30, 2005, $54 has been amortized.	2,938

Secured Revolving Note payable to Laurus Master Fund, Ltd., interest at prime plus 2.5%, but not less than 6.5% (totaling 8.50% at June 30, 2005) interest due in monthly installments with principal due January 2006, secured by all the assets of the Company, net of unamortized debt discount of $107. The note contains certain financial and non-financial covenants, with which the Company is in compliance at June 30, 2005. For the six months ended June 30, 2005, $117 has been amortized.	2,678

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
June 30, 2005

NOTE 5 - DEBT (Continued)

Note payable to Patriot, interest at 12%, interest payable only, quarterly in arrears, beginning June 30, 2005 and continuing each calendar quarter until June 30, 2010 at which time the outstanding balance together with all accrued and unpaid interest shall be paid, net of unamortized discount of $518. For the six months ended June 30, 2005, $18 has been amortized.	1,282

Notes payable to bank, interest at 6.25% to 6.50% per annum, interest only payments maturing from May 2005 to December 2007, guaranteed personally by the Cornerstone seller and collateralized by $1,000 of the seller in a certificate of deposit with the bank.	1,140

Convertible minimum borrowing note of $1,256 payable to Laurus Master Fund, Ltd., interest at prime plus 2.5%, but not less than 6.5% (totaling 8.50% at June 30, 2005) interest due in monthly installments with principal due January 2006, secured by all the assets of the Company. $702 of the Convertible Note can be converted into shares of common stock at a fixed conversion price of $1.35 per share, and $513 can be converted into shares of common stock at $1.87, net of unamortized debt discount of $64. The note contains certain financial and non-financial covenants, with which the Company is in compliance at June 30, 2005. During the six months ended June 30, 2005 Laurus converted $135 for 100 shares and $14 for 10 shares of the Company's common stock for the conversion of debt and accrued interest, respectively.

1,151

Note payable, secured by Note Receivable, non-interest bearing, payable $15 weekly until paid in full, implicit interest rate of 6.5%, net of unamortized debt discount of $ 12.	523

Various notes payable to individuals and financial institutions, bearing interest a various rates from 0.75% to 7.66%, principal and interest due in equal monthly installments ranging from $0.4 to $62 through July 2009, secured by various assets of the Company.	241

Notes payable to various financial institutions collateralized by various trucks and equipment bearing interest at various annual interest rates ranging from 0.92% to 13.58%, principal and interest payable in monthly installments ranging from $0.2 to $1.0 through December 27, 2010.	547

Note payable to Laddcap, interest at 12% per annum, interest payable only, quarterly in arrears, beginning on June 30, 2005 and continuing each calendar quarter thereafter until June 30, 2010 at which time all principal and interest due shall be paid, net of unamortized discount of $117. For the six months ended June 30, 2005, $6 has been amortized.	383
14,115
Less current portion	(7,526)
Total	$ 6,589

During the six months ended June 30, 2005 and 2004 the Company has amortized $266 and $61 of debt issue and imputed interest costs to interest expense, respectively.

NOTE 6 - EQUITY

Preferred Stock

In March 2004, the Company raised $2,000 in a private placement of .08 shares of Series A Preferred Stock, $0.001 par value per share ("Series A Preferred Stock").  Dividends on the Series A Preferred Stock are payable semi-annually at a rate of 8% per annum, in cash or common stock, at the option of the Company.  The Series A Preferred Stock converts into common stock at a conversion rate of $1.25 for each share of common stock at the option of the holder or automatically after two years. Purchasers of the Series A Preferred Stock received Series A Warrants to purchase 1,600 shares of common stock at an exercise price of $1.75 per share, expiring 90 days from the effective date of their registration statement, and Series B Warrants to purchase 1,600 shares of common stock at an exercise price of $2.25 per share, expiring March 2009.  In the event of a liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $25,000 per share of the Series A Preferred Stock plus any accrued and unpaid dividends before any payment is made or any assets distributed to the holders of the common stock.  Estimated costs of this transaction of $876 will be amortized as additional dividends over the two-year maximum life of the preferred stock. The Series A Warrants to purchase 1,600 shares of common stock at an exercise price of $1.75 per share expired July 1, 2004 without exercise by the Series A Preferred Stock holders.  For the six months ended June 30, 2005, the Company recorded $67 in dividends payable and $253 in amortization of issuance, warrant and BCF costs. In March 2005 the Company at its option issued 55 shares of common stock in lieu of cash payment for $68 of the accrued dividends payable through March 1, 2005.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
June 30, 2005

NOTE 6 - EQUITY (Continued)

In July 2004, the Company raised $1,000 in a private placement of 0.04 shares of Series B Preferred Stock, $0.001 par value per share ("Series B Preferred Stock").  Dividends on the Series B Preferred Stock are payable semi-annually at a rate of 8% per annum, in cash or common stock, at the option of the Company.  The Series B Preferred Stock converts into common stock at a conversion rate of $1.50 for each share of common stock at the option of the holder or automatically after two years.  In the event of a liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series B Preferred Stock are entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $25,000 per share of the Series B Preferred Stock plus any accrued and unpaid dividends before any payment is made or any assets distributed to the holders of the common stock. For the six months ended June 30, 2005, the Company recorded $40 in dividends payable. In January 2005 the Company at its option issued 27 shares of common stock in lieu of cash payment for $41 of the accrued dividends payable through January 19, 2005.

Common Stock

During the six months ended June 30, 2005, the Company issued 2,471 shares of common stock to the seller of Cornerstone and 350 shares to entities in connection with fees related to the acquisition of Cornerstone (See Note 3).

During the six months ended June 30, 2005, the Company issued 1,000 shares of its restricted common stock in connection with its wholly owned subsidiary, Cornerstone, entering into an exclusive supply agreement with a vendor to obtain certain products. The initial term is 20 years The products shall be priced to Cornerstone at the vendor's necessary, documented out of pocket costs of obtaining and shipping products to Cornerstone plus a 20% mark-up; provided that the vendor assures Cornerstone of its lowest pricing. Cornerstone agrees to purchase at least $325 per month of products from the vendor during the term of the agreement.

During the six months ended June 30, 2005, the Company issued 50 shares to an entity as part of a consulting agreement. The shares were valued at $1.35 per share, totaling $68 and recorded to prepaid expense at June 30, 2005. The amount will be expensed over the life of the agreement through September 2005 of which $41 was amortized to expense through June 30, 2005.

During the six months ended June 30, 2005, the Company at its option issued 55 shares of common stock in lieu of cash payment for $54 in accrued dividends to the Series A Preferred Stock holders.

During the six months ended June 30, 2005, the Company at its option issued 27 shares of common stock in lieu of cash payment for $41 in accrued dividends to the Series B Preferred Stock holders.

During the six months ended June 30, 2005, the Company issued 100 shares of common stock for $135 in connection with the conversion of debt by Laurus Master Fund.

During the six months ended June 30, 2005, the Company issued 10 shares of common stock for $14 in connection with the payment of interest of debt to Laurus Master Fund.

During the six months ended June 30, 2005, the Company issued 18 shares of common stock for $23 in connection with the exercise of warrants.

Stock Options

The Company's Board of Directors approved the 2001 Stock Plan (the "2001 Plan") on April 2, 2001. The 2001 Plan provides for awards of incentive stock options, non-qualified stock options, and restricted stock purchase rights. At the Company's 2005 annual stockholders' meeting, which was held on June 17, 2005, the Company's stockholders approved an amendment to the 2001 Plan that increased the options available for grant under the 2001 Plan by 1,000, bringing the total to 4,000.  The exercise price of the awards shall be determined by the Plan administrator at the date of grant, but shall not be less than the fair market value of the stock on the date of grant for employees, or 85 percent of the fair market value for non-employees. The exercise period shall be no more than 10 years and the awards will vest over a period of time determinable by the Board of Directors.  The number of options under the 2001 Plan available for grant at June 30, 2005 was 843.

During the six months ended June 30, 2005, the Company issued 500 options under the 2001 Plan to employees to purchase shares of the Company's common stock at $1.59 (fair value on the date of the grant).

The Company's Board of Directors approved the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan covers two types of options: incentive stock options and non-qualified stock options. At the Company's 2005 annual stockholders' meeting, which was held on June 17, 2005, the Company's stockholders approved an amendment to the 1998 Plan that increased the options available for grant under the 1998 Plan by 1,500, bringing the total to 3,500. The exercise price for the options shall be determined by the Plan administrator at the date of grant, but shall not be less than the fair market value of the stock at the date of grant. The option period can be no more than 10 years and the options will vest over a period of time determinable by the Board of Directors.  The number of options under the 1998 Plan available for grant at June 30, 2005 was 1,617.

During the six months ended June 30, 2005, the Company did not issue any options under the 1998 plan.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
June 30, 2005

NOTE 6 - EQUITY (Continued)

Warrants

From time to time, the Company issues warrants pursuant to various consulting and third party agreements.

During the six months ended June 30, 2005, as part of a $6,300 debt financing, the Company issued warrants to purchase 840 shares of the Company's common stock with a relative fair value of $1,295 under SFAS No.123 and recorded as a debt discount at June 30, 2005 (see Note 5). These warrants have an exercise price of $0.01, were fully vested upon grant and expire in March 2010.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Litigation

The nature and scope of the Company's business operations bring it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject the Company to potential litigation, which are defended in the normal course of business. At June 30, 2005, there were various claims and disputes incidental to the business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon the Company's financial position, results of operations or cash flows.

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

NOTE 8 - SEGMENT REPORTING

The Company reports its business segments based on industry classification, which are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net sales:
Restoration services	$4,874	$3,941	$10,011	7,585
Specialty interior services	11,181	3,474	15,359	6,497
Total segment net sales	$16,055	$7,415	$25,370	$14,082

Operating income:
Restoration services	$762	569	$1,828	993
Specialty interior services	1,655	964	2,744	1,568
Corporate	(557)	(580)	(1,085)	(1,103)
Total segment operating income	$1,860	953	$3,487	1,458

Depreciation and amortization included in operating income:
Restoration services	$131	$127	$261	$255
Specialty interior services	185	25	193	44
Corporate	46	54	88	124
Total segment depreciation and amortization	$362	$206	$542	$423
				$3,941
Identifiable assets:
Restoration services			$19,007	$16,753
Specialty interior services			31,494	13,614
Corporate			2,226	2,674
Total segment identifiable assets			$52,727	$33,041

There were no inter-segment sales. Operating income is defined as third party sales less operating expenses. All of the Company's business activities are conducted within the United States geographic boundaries.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
June 30, 2005

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company is involved in various related party transactions. These transactions are summarized as follows:

The Company has a note payable to a related party for the purchase of the land and building for the Company's corporate headquarters.  The note is secured by a deed of trust, accrues interest at 12% per annum, payable monthly with an unpaid principal balance of $750 at June 30, 2005. The note is payable upon sale of the land and building. Interest expense on the note was $45 and $45 for the six months ended June 30, 2005 and 2004, respectively.

The Company leases a warehouse facility from a related party under a non-cancelable lease. The lease is for one year through December 2005 for $10 monthly. The Company also leases administrative spaces from a related party under a non-cancelable lease. The lease is through January 2015 for $12 monthly.

NOTE 10 - SUBSEQUENT EVENTS

In July and August 2005, Laurus converted $1,269 of convertible debt for 836 shares of the Company's common stock.

In July and August 2005, the Company issued 1,360 shares of Common Stock upon holders' conversions of 0.068 shares of the Company's Series A Preferred Stock, at a conversion price of $1.25 per share.

In July and August 2005, the Company, at its option, issued 74 shares of common stock in lieu of cash payment for $100 in accrued dividends to the Series A Preferred Stock holders.

In July and August 2005, the Company issued 69 shares of common stock in connection with the cashless exercise of warrants

In August 2005, the Company issued 531 and 333 shares of Common Stock, respectively, upon two warrant holders' exercises of warrants issued in the $6,300 mezzanine financing, which warrants were exercised at $.01 per share.

In July 2005, the Company increased its private placement of mezzanine debt to an aggregate of $7,000, by borrowing $700 from Patriot Capital, L.P. ("Patriot"). The terms of the promissory note were identical to the note issued to Petra (see Note 5).  The Company also issued Patriot a warrant to purchase 93 shares of the Company's common stock for $.01 per share.  The net proceeds of the loan from Patriot were used for general corporate working capital purposes.

14

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

Growth Strategy

                Home Solutions seeks to acquire companies or internally generate projects that will focus on providing specialty residential services to homeowners.  Effective November 1, 2002, we closed our first acquisition as part of this strategy, acquiring PW Stephens, Inc. ("PWS"), a provider of indoor air contaminate removal services for homeowners in California.  In July 2003 we acquired Fiber-Seal Systems, L.P. ("FSS"). In February 2004, effective December 31, 2003, we acquired Southern Exposure. In March 2005, we acquired Cornerstone. We expect to continue our growth strategy with additional acquisitions.  The following is a list of the targeted services that we are pursuing:

Cleaning and Fabric Protection: We will provide fabric protection services to protect furniture, carpet and draperies from stains and daily wear and tear.  This niche market is primarily targeted at above-average income homeowners with an average ticket of approximately $0.4 or more.  We will provide our customers with an annual fabric protection service agreement that will allow them to have on-site spill clean up during the life of the agreement.  In addition, using well-tested methods of cleaning carpet, we will offer maintenance and emergency response services to our customer base to repair carpet damaged by common stains, pet dander, bacteria and dust.  This procedure will extend the life of the homeowners' carpets and make the carpet look its finest.  Furthermore, air duct cleaning is another under-developed market the Company will approach.  Particulate (organic and inorganic) material within a home's heating and air conditioning systems and the transfer air ducts can cause allergic reactions and generally indicate poor air quality.  Furthermore, the conditions of these systems, high moisture content and heat are often the breeding ground for many types of mold.  It is expected that a portion of our cleaning operations will generate additional opportunities across our other business segments.

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

Stock-Based Compensation

                The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, as amended, "Accounting for Stock Issued to Employees."   The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."  At June 30, 2005, the Company had two stock-based employee compensation plans, which are described more fully in Note 6 of the accompanying consolidated financial statements.  The Company accounts for those plans under the recognition and measurement principles of APB 25, and related interpretations.  The Company has applied the disclosure provisions in SFAS No. 148 in its consolidated financial statements and the accompanying notes.

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

Results of Operations (Dollars and Shares in Thousands)

Comparison of three months ended June 30, 2005 to three months ended June 30, 2004

                The Cornerstone acquisition was closed on March 31, 2005. Cornerstone's balance sheet is included in the Company's consolidated balance sheet on June 30, 2005, and the Company's consolidated results of operations for the second quarter of 2005 include the results of Cornerstone.

Net Sales

    Restoration Services

                Sales for the three months ended June 30, 2005 were $4,874 compared to $3,941 for the three months ended June 30, 2004.  PWS sales from its Florida operations, which started in the last quarter of 2004, were $169. PWS has completed the Florida work started in the last quarter 2004 and is actively bidding for additional work. PWS restoration services sales, excluding the Florida operations, increased $711 and mold remediation sales increased $64 from the same period in 2004.  FSS sales decreased $11 from the same period in 2004.

    Specialty Interior Services

                    Sales for the three months ended June 30, 2005 were $11,181 compared to $3,474 for the three months ended June 30, 2004.  The segment sales for the three months ended June 30, 2005 include Cornerstone sales of $6,069. Cornerstone was acquired effective March 31, 2005. SE sales increased $1,636 from the same period in 2004.

Costs of Sales

    Restoration Services

                Costs of sales for the three months ended June 30, 2005 were $2,512 compared to $1,903 for the three months ended June 30, 2004. The increase in costs of sales is due primarily to increased PWS sales from the same period in 2004. The PWS costs of sales percentage was  53% and 50% for the three months ended June 30, 2005 and June 30, 2004, respectively.

    Specialty Interior Services

                   Costs of sales for the three months ended June 30, 2005 were $6,979 compared to $1,973 for the three months ended June 30, 2004. The segment costs of sales for the three months ended June 30, 2005 include Cornerstone costs of sales of $4,228. Cornerstone was acquired effective March 31, 2005. Costs of sales increased additionally $778 from the same period in 2004 due to the SE increased sales. The SE costs of sales percentage was 59% and 57% for the three months ended June 30, 2005 and June 30, 2004, respectively.

Selling, General and Administrative Expenses

    Restoration Services

                 Selling, general and administrative expenses were $1,600 for the three months ended June 30, 2005 compared to $1,469 for the three months ended June 30, 2004.  This represents an increase of $131 from the same period in 2004, primarily due to the PWS Florida administrative expenses. PWS commenced Florida operations in the last quarter of 2004.

    Specialty Interior Services

                  Selling, general and administrative expenses were $2,547 for the three months ended June 30, 2005, compared to $537 for the three months ended June 30, 2004. The segment selling, general and administrative expenses for the three months ended June 30, 2005 include Cornerstone expenses of $1,900. Cornerstone was acquired effective March 31, 2005. SE experienced increased expenses of $110 from the same period in 2004, primarily due to increased worker's compensation insurance.

    Corporate

                  Corporate general and administrative expenses were $557 for the three months ended June 30, 2005 compared to $580 for the three months ended June 30, 2004.

Other Income (Expense)

                  Interest expense was $447 for the three months ended June 30, 2005, compared to $244 for the three months ended June 30, 2004. The increase in the three months ended June 30, 2005 compared to the three months ended June 30, 2004 was primarily due to the interest on debt related the Cornerstone acquisition completed on March 31, 2005 ($153), and the related amortization of debt issue costs ($79). Interest expense decreased $29 from the retirement of debt. Other income was $29 in 2005 compared to $12 in 2004. In the three months ended June 30, 2005, the Company also recorded $10 in non-cash amortization of imputed interest income from a note receivable.

Comparison of six months ended June 30, 2005 to six months ended June 30, 2004

                The Cornerstone acquisition was closed on March 31, 2005.  As such, although Cornerstone's balance sheet is included in the Company's consolidated balance sheet on June 30, 2005, the Company's consolidated results of operations for the first quarter of 2005 do not include the results of Cornerstone.

Net Sales

    Restoration Services

                The revenue for the six months ended June 30, 2005 was $10,011, compared to $7,585 for the six months ended June 30, 2004.  PWS had revenues of approximately $1,760 from its Florida operations, which began in the last quarter of 2004. PWS has completed the Florida work started in the last quarter 2004 and is actively bidding for additional work. PWS restoration services sales, excluding the Florida operations, increased $339, and mold remediation sales increased $331 from the same period in 2004.  FSS sales decreased $4 from the same period in 2004.

    Specialty Interior Services

                    The revenue for the six months ended June 30, 2005 was $15,359, compared to $6,497 for the six months ended June 30, 2004. The segment sales for the six months ended June 30, 2005 includes Cornerstone sales of $6,069. Cornerstone was acquired effective March 31, 2005. SE sales increased $2,793 from the same period in 2004. SE met increased demand from its major customer for its product as compared to the same period in 2004.

Costs of Sales

    Restoration Services

                Costs of sales for the six months ended June 30, 2005 were $4,885, compared to $3,710 for the six months ended June 30, 2004. The increase in cost of sales was due primarily to increased PWS revenues from the same period in 2004. The PWS Florida costs of sales (40%) were lower than experienced when performing work only in California (52%) because the Florida restoration work does not involve hazardous material.

    Specialty Interior Services

                   Costs of sales for the six months ended June 30, 2005 were $9,454, compared to $3,867 for the six months ended June 30, 2004. The segment costs of sales for the six months ended June 30, 2005 include Cornerstone costs of sales of $4,228. Cornerstone was acquired effective March 31, 2005. Costs of sales increased additionally $1,359 from the same period in 2004, due to the SE increased sales. The SE costs of sales percentage was 59% and 60% for the six months ended June 30, 2005 and June 30, 2004, respectively

Selling, General and Administrative Expenses

    Restoration Services

                 Selling, general and administrative expenses were $3,298 for the six months ended June 30, 2005, compared to $2,882 for the six months ended June 30, 2004.  This represents an increase of $416 from the same period in 2004, primarily due to the PWS Florida administrative expenses of $315. PWS commenced Florida operations in the last quarter of 2004.

    Specialty Interior Services

                  Selling, general and administrative expenses were $3,161 for the six months ended June 30, 2005 compared to $1,062 for the six months ended June 30, 2004.  The segment selling, general and administrative expenses for the six months ended June 30, 2005 include Cornerstone expenses of $1,900. Cornerstone was acquired effective March 31, 2005. SE experienced increased expenses of $198 from the same period in 2004 primarily due to increased worker's compensation insurance.

    Corporate

                  Corporate general and administrative expenses were $1,085 for the six months ended June 30, 2005, compared to $1,103 for the six months ended June 30, 2004. In March 2005, a 2005 management bonus was recorded for $245 and paid in April 2005.

Other Income (Expense)

                 Interest expense was $794 for the six months ended June 30, 2005, compared to $428 six months ended June 30, 2004. The increase in the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was primarily due to the interest on debt related the Cornerstone acquisition, completed on March 31, 2005 ($153), and the amortization of the related debt issue costs ($79). The increase in interest expense from the same period in 2004 was also attributable to the Acstar note interest of $22 and interest expense of $26 on assumed Cornerstone debt. Other income decreased to $47 in the six months ended 2005 from $164 in the six months ended June 30, 2004, primarily due to a one-time gain of $129 in 2004 related to debt extinguishment. In the six months ended June 30, 2005, the Company also recorded $21 in non-cash amortization of imputed interest income from a note receivable.

Liquidity and Capital Resources

                The Company's existing capital resources as of June 30, 2005, consist of cash and accounts receivable totaling $11,402, compared to cash and accounts receivable of $5,833 as of June 30, 2004. The Company believes that the financing arrangements the Company currently has in place are sufficient throughout the next twelve months to finance its working capital needs.  Implementation of the Company's strategic plan of acquiring niche residential services companies will require additional capital, however.

                 In the six months ended June 30, 2005, the Company raised $6,300 in a private placement of mezzanine debt with Petra Mezzanine Fund, L.P. ("Petra"), Laddcap Value Partners, and Patriot Capital, L.P. (Patriot"). The original principal amount of the promissory note issued to Petra was $4,000 ("Petra Note") and Petra was also issued a warrant to purchase 533 shares of the Company's common stock for $0.01 per share.  The Company incurred $1,116 in related debt issue costs ($294 cash, $822 non-cash). The non-cash costs of $822 represent the relative fair value of the warrant and such costs will be amortized to interest expense over the term of the related debt instrument along with the debt issue costs. For the six months ended June 30, 2005, $54 has been amortized. The original principal amount of the promissory note issued to Laddcap was $500 ("Laddcap Note") and Laddcap was also issued a warrant to purchase 67 shares of the Company's common stock for $0.01 per share.  The Company incurred $123 in related debt issue costs ($20 cash, $103 non-cash). The non-cash costs of $103 represent the relative fair value of the warrant and such costs will be amortized to interest expense over the term of the related debt instrument along with the debt issue costs. For the six months ended June 30, 2005, $6 has been amortized. The original principal amount of the promissory note issued to Patriot was $1,800 ("Patriot Note") and Patriot was also issued a warrant to purchase 240 shares of the Company's common stock for $0.01 per share. The Company incurred $536 in related debt issue costs ($166 cash, $370 non-cash). The non-cash costs of $370 represent the relative fair value of the warrant and such costs will be amortized to interest expense over the term of the related debt instrument along with the debt issue costs. For the six months ended June 30, 2005, $18 has been amortized. The Petra Note, Laddcap Note and the Patriot Note earn interest at 12.%  per annum, are secured by the all the assets of the Company, PWS and Cornerstone and have a five-year term. The net proceeds from the Petra Note, Laddcap Note, and the Patriot Note were used to pay a portion of the Cornerstone seller note and to inject working capital into Cornerstone.

In March 2004, the Company raised $2,000 in a private placement of .08 shares of Series A Preferred Stock, $0.001 par value per share ("Series A Preferred Stock").  Dividends on the Series A Preferred Stock are payable semi-annually at a rate of 8% per annum, in cash or common stock, at the option of the Company.  The Series A Preferred Stock converts into common stock at a conversion rate of $1.25 for each share of common stock at the option of the holder or automatically after two years. Purchasers of the Series A Preferred Stock received Series A Warrants to purchase 1,600 shares of common stock at an exercise price of $1.75 per share, expiring 90 days from the effective date of their registration statement, and Series B Warrants to purchase 1,600 shares of common stock at an exercise price of $2.25 per share, expiring March 2009.  In the event of a liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $25,000 per share of the Series A Preferred Stock plus any accrued and unpaid dividends before any payment is made or any assets distributed to the holders of the common stock.  Estimated costs of this transaction of $876 will be amortized as additional dividends over the two-year maximum life of the preferred stock. The Series A Warrants to purchase 1,600 shares of common stock at an exercise price of $1.75 per share expired July 1, 2004 without exercise by any of the holders of the Series A Preferred Stock. In August 2005, the remaining outstanding Series A Preferred Stock was converted into the Company's Common Stock.

In July 2004, the Company raised $1,000 in a private placement of 0.04 shares of Series B Preferred Stock, $0.001 par value per share ("Series B Preferred Stock").  Dividends on the Series B Preferred Stock are payable semi-annually at a rate of 8% per annum, in cash or common stock, at the option of the Company.  The Series B Preferred Stock converts into common stock at a conversion rate of $1.50 for each share of common stock at the option of the holder or automatically after two years.  In the event of a liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series B Preferred Stock are entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $25,000 per share of the Series B Preferred Stock plus any accrued and unpaid dividends before any payment is made or any assets distributed to the holders of the common stock. For the six months ended June 30, 2005, the Company has recorded $36 in dividends payable. In January 2005 the Company, at its option, issued 27 shares of common stock in lieu of cash payment for $41 of the accrued dividends.

                During the six months ended June 30, 2005, the Company generated net cash from operating activities of $644, including net income of $2,086.

                The Company's investing activities used net cash of $1,900, primarily due to Cornerstone acquisition costs and purchase of property and equipment.

                The Company's net cash from financing activities of $2,029 was primarily due to proceeds from a private placement of mezzanine debt. Cash flow outlays were for principal payments on long-term debt and capital leases and distributions to minority stockholder.

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

Item 3. Controls and Procedures

 (a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of June 30, 2005 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the six months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

19

PART II
OTHER INFORMATION
(Dollars and shares in thousands, except for per share data)

Item 1. Legal Proceedings.

The nature and scope of our business operations bring us into regular contact with the general public, a variety of businesses and government agencies.  These activities inherently subject us to potential litigation, which we defend in the normal course of business. At June 30, 2005, there were various claims and disputes incidental to the business.  The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period from August 9, 2005, through August 12, 2005 (any issuances previously disclosed by the Company on Form 8-K are not repeated herein), the Company issued the following shares of its common stock, $.001 par value per share ("Common Stock") and other equity securities without registration under the Securities Act of 1933, as amended (the "Securities Act") (dollars and shares are in thousands):

1.  the Company, at its option, issued 47 shares of Common Stock in lieu of aggregate cash payments of $59 in accrued dividends to three holders of Series A Preferred Stock;

2.  the Company issued 720 shares of Common Stock for $900 (a conversion price of $1.25 per share) in connection with the conversion by two holders of 36 shares, constituting all of the remaining shares of this class, of Series A Preferred Stock;

3.  the Company issued 266 shares of Common Stock, at conversion prices of $1.35 and $1.88 per share, respectively, upon the conversion of debt held by Laurus Master Fund;

4.  the Company issued 3 shares of Common Stock to the holder of a warrant who exercised such warrant at an exercise price of $1.25 per share; and

5.  the Company issued 35 shares of Common Stock to the holder of two warrants who exercised such warrants at exercise prices of $1.75 and $1.88 per share, respectively;

The above issuances were unregistered, as the Company was relying on the exemptions from registration contained in Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, on the basis that such transactions did not involve public offerings of securities.

Item 4. Submission of Matters to a Vote of Security Holders.

The 2005 Annual Meeting of Stockholders of Home Solutions of America, Inc. (the "Annual Meeting") was held on June 17, 2005.

At the Annual Meeting, the following persons were elected to serve as directors, serving until the 2006 Annual Meeting, by the votes indicated:

Name	For	Abstain
Frank J. Fradella	18,886	143
Mark W. White	18,892	137
Michael S. Chadwick	18,901	128
Willard W. Kimbrell	18,899	130

During the Annual Meeting, the stockholders also approved (i) ratification of  the issuance of shares of the Company's Common Stock in connection with the Company's Cornerstone Transactions (as defined in the Company's 2005 Proxy statement), to the extent that any issuance of such shares required ratification under the rules of the American Stock Exchange, (ii) amendment of the Company's 2001 Stock Plan to increase the shares of Common Stock available for grant thereunder from 3,000 to 4,000 shares, (iii) amendment of  the Company's 1998 Stock Option Plan to increase the shares of Common Stock available for grant thereunder from 2,000 to 3,500 shares, and (iv) the appointment of Corbin & Company, LLP as the Company's auditors for 2005, by the votes indicated below:

	For	Against	Abstain

Cornerstone Transactions	10,420	380	23
Amend the Company's 2001 Stock Option Plan	9,886	918	19
Amend the Company's 1998 Stock Option Plan	9,819	931	73
Appointment of Corbin & Company	18,916	90	23

No other matters were voted on during the meeting.

20

Item 6.        Exhibits

2.1

Fourth Amendment to Stock Purchase Agreement and Global Settlement and Release Agreement, effective December 31, 2003, among Home Solutions of America, Inc., P.W. Stephens, Inc., Jane C. Barber, and Spruce MacIntyre Holdings Corporation (filed as Exhibit 2.26 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, and incorporated herein by reference).

2.2

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

2.5

Agreement, dated December 2, 2003, by and among Home Solutions of America, Inc., FSS Holding Corp., Grassmere Computer Products, Inc., Merritt Computer Products, L.P. d/b/a Amherst Merritt International, Fiber-Seal Systems, L.P., and Rick J. O'Brien (filed as Exhibit 2.25 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, and incorporated herein by reference).

2.6

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

2.7

Subordinated Promissory Note, in the original principal amount of $4,500,000, issued by Southern Exposure Holdings, Inc. to Dale W. Mars, Trustee for the Dale W. Mars Trust Dated 7-16-97 (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K filed on February 9, 2004, and incorporated herein by reference).

2.8

Subordinated Promissory Note, in the original principal amount of $1,468,189, issued by Southern Exposure Holdings, Inc. to Dale W. Mars, Trustee for the Dale W. Mars Trust Dated 7-16-97 (filed as Exhibit 2.4 to the Company's Current Report on Form 8-K filed on February 9, 2004, and incorporated herein by reference).

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

2.12

First Amendment to Reorganization Agreement and Plan of Merger, dated March 30, 2005, to be effective January 3, 2005, by and among Home Solutions of America, Inc., CBR Acquisition Corp., Cornerstone Building and Remodeling, Inc., and Anthony Leeber, Jr. (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed on April 6, 2005, and incorporated herein by reference).

2.13	Letter Agreement, dated June 30, 2005, by and among between Home Solutions of America, Inc., Cornerstone Building and Remodeling, Inc., and Anthony Leeber, Jr. +
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

10.3 *

Second Amendment to 1998 Stock Option Plan, dated June 17, 2005 (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-8 filed on July 20, 2005, and incorporated herein by reference).

10.4 *	2001 Stock Plan (filed as Exhibit B to the Company's Information Statement on Schedule 14C filed on July 9, 2001, and incorporated herein by reference).
10.5 *

First Amendment to 2001 Stock Plan, dated May 20, 2003 (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, and incorporated herein by reference).

10.6 *	Second Amendment to 2001 Stock Plan, dated June 17, 2005 (filed as Exhibit 10.6 to the Company's Registration Statement on Form S-8 filed on July 20, 2005, and incorporated herein by reference).
10.7 *

Stock Option Agreement executed December 27, 2001, to be effective as of October 3, 2000, by and between Frank J. Fradella and Nextgen Communications Corporation (filed as Exhibit 2 to Amendment No. 3 to Schedule 13D of Frank J. Fradella filed on January 3, 2002, and incorporated herein by reference).

10.8 *

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

10.10 *

Executive Employment Agreement by and among Home Solutions of America, Inc., Fiber-Seal Systems, L.P., and Rick J. O'Brien, dated July 31, 2003 (filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, and incorporated herein by reference).

10.11 *

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

10.13 *

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

10.15

Stock Pledge Agreement, dated January 22, 2004, by and between Laurus Master Fund, Ltd. and Home Solutions of America, Inc. (filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, and incorporated herein by reference).

10.16

Secured Convertible Minimum Borrowing Note, dated January 22, 2004, in the original principal amount of $1,500,000, issued to Laurus Master Fund, Ltd. by Home Solutions of America, Inc. (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-3 filed on March 5, 2004, and incorporated herein by reference).

10.17

Secured Revolving Note, dated January 22, 2004, in the original principal amount of $2,500,000, issued to Laurus Master Fund, Ltd. by Home Solutions of America, Inc. (filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, and incorporated herein by reference).

10.18

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

10.23 *

Stock Option Agreement by and between Home Solutions of America, Inc. and Frank J. Fradella, dated January 27, 2004 (filed as Exhibit 10.27 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, and incorporated herein by reference).

10.24

Series B Convertible Preferred Stock Purchase Agreement, dated July 19, 2004, by and among Home Solutions of America, Inc. and the purchasers of Series B Convertible Preferred Stock (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 20, 2004, and incorporated herein by reference).

10.25

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

10.31 *

Executive Employment Agreement, dated December 20, 2004, between Frank J. Fradella and Home Solutions of America, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 23, 2004, and incorporated herein by reference).

10.32 *

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

10.37

Amended and Restated Loan Agreement, dated May 27, 2005, by and among Home Solutions of America, Inc., Petra Mezzanine Fund, L.P., Patriot Capital, L.P., and Laddcap Value Partners, L.P. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 31, 2005, and incorporated herein by reference).

10.38

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

10.41

Promissory Note, in the original principal amount of $500,000, issued by Home Solutions of America, Inc. to Laddcap Value Partners L.P., dated April 18, 2005 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 22, 2005, and incorporated herein by reference).

10.42

Promissory Note, in the original principal amount of $1,800,000, issued by Home Solutions of America, Inc. to Patriot Capital, L.P., dated May 27, 2005 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 31, 2005, and incorporated herein by reference).

10.43	Promissory Note, in the original principal amount of $700,000, issued by Home Solutions of America, Inc. to Patriot Capital, L.P., dated July 18, 2005. +
10.44

Stock Purchase Warrant, dated March 31, 2005, issued by Home Solutions of America, Inc. to Petra Mezzanine Fund, L.P. (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 6, 2005, and incorporated herein by reference).

10.45

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

10.47

Stock Purchase Warrant, dated May 27, 2005, issued by Home Solutions of America, Inc. to Patriot Capital, L.P. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 31, 2005, and incorporated herein by reference).

10.48	Stock Purchase Warrant, dated July 18, 2005, issued by Home Solutions of America, Inc. to Patriot Capital, L.P. +
10.49

Investors' Rights Agreement, dated March 31, 2005, by and among Home Solutions of America, Inc., Petra Mezzanine Fund, L.P., Frank J. Fradella and Rick J. O'Brien (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 6, 2005, and incorporated herein by reference).

10.50

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

10.52

Joinder to and Amendment of Investors' Rights Agreement, dated May 27, 2005, by and among Patriot Capital, L.P., Petra Mezzanine Fund, L.P., Laddcap Value Partners L.P., Home Solutions of America, Inc., Frank J. Fradella and Rick J. O'Brien (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 31, 2005, and incorporated herein by reference).

10.53

Exclusive Supply Agreement, dated March 30, 2005, between Cornerstone Building and Remodeling, Inc. and Cornerstone Granite & Marble Wholesale, Inc. (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K filed on April 6, 2005, and incorporated herein by reference).

10.54 *

Executive Employment Agreement, dated March 31, 2005, between Cornerstone Building and Remodeling, Inc. and Anthony Leeber, Jr. (filed as Exhibit 10.43 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, and incorporated herein by reference).

10.55

Registration Rights Agreement, dated March 31, 2005, between Anthony Leeber, Jr. and Home Solutions of America, Inc. (filed as Exhibit 10.44 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. +
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. +
32.1	Section 1350 Certifications. +

* Denotes a management contract or compensatory plan or arrangement.

+ Filed herewith.

24

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME SOLUTIONS OF AMERICA, INC.

Dated: August 15, 2005 By: /s/ FRANK J. FRADELLA
Frank J. Fradella
Chairman, President & Chief Executive Officer

Dated: August 15, 2005 By: /s/ RICK J. O'BRIEN
Rick J. O'Brien
Chief Financial Officer

25