Form 10QSB
period 2005-09-30
HOME SOLUTIONS OF AMERICA INC
filed 2005-11-14
CIK 855424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

               (Mark One)

                [x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005

                [  ] Transition report under Section 13 or 15(d) of the Exchange Act of 1934

                For the transition period from                             to

                Commission file number         0-22388

HOME SOLUTIONS OF AMERICA, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	99-0273889
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1500 Dragon Street Suite B Dallas, Texas 75207
(Address of principal executive offices)

(214) 623-8446
(Issuer's telephone number)

5565 Red Bird Center Drive Suite 150 Dallas, Texas 75237
(Former name, former address and former fiscal Year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes         X               No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
 Yes                       No          X

The number of shares outstanding of the registrant's common stock, $.001 par value per share, as of November 14, 2005 was 29,215,147.

Transitional Small Business Disclosure Format: Yes                       No         X

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED BALANCE SHEET
(In Thousands, Except Per Share Data)
(Unaudited)
September 30,
2005
ASSETS
Current assets:
Cash	$5,059
Accounts receivable, net of allowance for doubtful accounts of $557	16,742
Note receivable	886
Inventories	2,014
Costs in excess of billings	82
Prepaid expenses and other current assets	806
Assets held for sale	940
Total current assets	26,529

Property and equipment, net of accumulated depreciation of $1,004	2,903

Intangibles, net of accumulated amortization of $782	8,123

Goodwill	36,260

Due from related party	5

Other assets	140
$73,960
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,033
Current portion of debt	17,557
Current portion of capital lease obligations	73
Billings in excess of costs	1,219
Due to related party	492
Notes payable to related party	750
Total current liabilities	27,124
Long-term liabilities:
Debt, net of current portion	7,038
Minority interest	431
Capital lease obligations, net of current portion	104
Total liabilities	34,697

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value, 50,000 shares authorized; 28,224 shares issued and outstanding	28
Additional paid-in capital	56,528
Accumulated deficit	(17,293)
Total stockholders' equity	39,263
$73,960

The accompanying notes are an integral part of these consolidated financial statements

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net sales	$20,376	$7,943	$45,793	$22,131

Costs and expenses:
Cost of sales	11,261	4,266	25,648	11,949
Selling, general and administrative expenses	5,642	2,651	13,186	7,817
	16,903	6,917	38,834	19,766

Operating income	3,473	1,026	6,959	2,365

Other income (expense):
Gain(loss)onsaleofassets	25	(3)	26	(14)
Interestincome	15	7	46	10
Interest expense	(641)	(175)	(1,434)	(483)
Other income	28	23	75	199
Total other (expense)	(573)	(148)	(1,287)	(288)

Income before income taxes and minority interest	2,900	878	5,672	2,077

Income taxes	(292)	-	(498)	-

Minority interest in income of consolidated subsidiary	(252)	(193)	(731)	(386)

Net income	$2,356	$685	$4,443	$1,691

Net income available to common stockholders per share:
Basic	$0.08	$0.03	$0.18	$0.08
Diluted	0.08	0.03	0.18	0.07

Weighted average number of common shares outstanding:
Basic	23,737	16,528	20,569	16,248
Diluted	27,833	16,950	23,171	16,899

The accompanying notes are an integral part of these financial statements.

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Nine Months Ended
	September30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,443	$1,691
Adjustments to reconcile net income to net cash (used in) provided by
Operating activities:
Depreciation and amortization	1,366	811
Minority interest in income of consolidated subsidiary	731	386
Provision for doubtful accounts	434	2
Gain on sale of assets	(26)	14
Stock-based compensation	1,108	113
Gain on extinguishment of debt	-	(129)
Changes in operating assets and liabilities, net of acquisitions and divestitures:

Accounts receivable	(8,160)	(420)
Prepaid expenses and other current assets	65	(305)
Inventories	(631)
Other assets	1	142
Cost in excess of billings	(57)	-
Accounts payable and accrued expenses	400	3
Billings in excess of cost	(1,083)	-
Due to related party	97	19
Net cash (used in) provided by operating activities	(1,312)	2,327

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	-	45
Payments received on notes receivable	431	-
Costs incurred for pending acquisition	-	(82)
Purchase of Southern Exposure Unlimited of Florida, Inc. and related Companies ("SE"), including acquisition costs	-	(4,886)
Cash acquired in Florida Environmental Services, Inc. ("FERS") acquisition, net of acquisition costs	761	-
Purchase of Cornerstone Building & Remodeling, Inc. ("Cornerstone"), including acquisition costs	(2,122)	-
Purchases of property and equipment	(199)	(157)
Net cash used in investing activities	(1,129)	(5,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on line of credit	-	(519)
Net payments on note payable to related party	-	(250)
Principal payments on debt and capital leases	(5,484)	(3,727)
Proceeds from preferred stock, net of cash issuance costs	-	2,878
Proceeds from notes payable, net of cash issuance costs	8,536	3,628
Proceeds from exercise of warrants and options	3,861	3
Distributions to minority stockholder	(541)	(126)
Net cash provided by financing activities	6,372	1,887

NET INCREASE (DECREASE) IN CASH	3,931	(866)

CASH AT BEGINNING OF PERIOD	1,128	2,728

CASH AT END OF PERIOD	$5,059	$1,862

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004

Cash paid for:
Interest	$878	$362
Income taxes	$157	$-

Supplemental schedule of non-cash investing and financing activities:
Issuance of note payable in FERS acquisition	$11,000	$-
Issuance of stock for conversion of debt and accrued interest	$1,350	$-
Fixed assets acquired through capital lease obligations	$107	$15
Conversion of preferred stock to common stock	$2	$-
Issuance of stock for payment of interest	$14	$-
Fixed assets acquired through debt	$113	$12
Preferred dividend accrual	$135	$102
Fair value of warrants issued for debt private placement	$1,295	$118
Reduction of notes payable for settlement of obligations	$-	$171
Disposal of assets for settlement of accounts payable	$-	$18
Issue of stock for acquisition	$3,808	$-
Issuance of notes payable for acquisition	$1,600	$-
Issuance of stock for supply agreement	$1,350	$-
Debt assumed in acquisition	$1,897	$-
Amortization of preferred stock issuance costs and beneficial conversion as preferred stock dividends	$587	$364
Fair value of warrant issued as prepaid acquisition costs	$500	$-
Fair value of warrants issued in connection with preferred stock and beneficial conversion feature of preferred stock	$-	$1,093
Shares issued for prepaid consulting	$67	$159
Issuance of common stock for preferred dividends	$209	$75

The accompanying notes are an integral part of these consolidated financial statements.

        HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars and Shares in Thousands, Except Per Share Data)
September 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Description and Nature of Operations

Home Solutions of America, Inc. ("we," "us," "Home Solutions," or the "Company") a Delaware corporation, is a provider of recovery, restoration and rebuilding/remodeling services to commercial and residential areas that are (i) prone to flooding, hurricanes, tornados, fires or other naturally occurring and repetitive weather related emergencies; and/or (ii) experiencing robust housing development. Our growth strategy is to capitalize on the growing demand for our suite of Recovery, Restoration and Rebuilding/Remodeling services. We seek to expand our core service offerings through the future acquisition of strategic, specialized, profitable and well-managed residential service companies with a proven history of internal growth.

Our business segments consist of three integrated service offerings:  (i) Recovery, (ii) Restoration and (iii) Rebuilding/Remodeling.  Our Recovery services, which are provided through our wholly-owned subsidiary, Home Solutions Restoration of Louisiana, Inc. ("HSR of Louisiana") and, to a lesser extent, through our wholly-owned subsidiary, PW Stephens, Inc. ("PWS"), include first response clean up and removal of debris, drying and dehumidification, and preparing affected areas for the next stage of restoration and rebuilding.  Our Restoration business segment includes PWS and our wholly-owned subsidiary, Fiber Seal Systems, L.P. ("FSS").  Services presently included in our Restoration business segment involve water and fire restoration services, air decontamination, and removal of mold, asbestos and lead paint provided through PWS, and cleaning, drying, and deodorization of carpet and furniture as well as moving and storage services provided through FSS.  Our Rebuilding/Remodeling products and services currently consist of the production and installation of custom kitchen cabinets and countertops provided through our wholly-owned subsidiary, Southern Exposure Unlimited of Florida, Inc. and its wholly-owned subsidiary, SouthernStone Cabinets, Inc. (collectively, "Southern Exposure") and the installation of custom marble and granite countertops through our wholly-owned subsidiary, Cornerstone Building and Remodeling, Inc. ("Cornerstone").

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

Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows.  The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management.  At September 30, 2005, the Company's management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

     HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
September 30, 2005

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

Identifiable assets and liabilities acquired in connection with business acquisitions accounted for under the purchase method are recorded at their respective fair values. The Company is amortizing the identifiable intangibles over their estimated useful lives. Intangibles consist of the following at September 30, 2005:

	Balance	Estimated Useful
		Life (Years)

Trade name	3,240	15
Customer list	4,100	15
Supply agreement	1,350	20
Non-compete	215	6
	8,905
Accumulated amortization	(782)
	8,123

Amortization expense totaled $350 and $162 for the nine months ended September 30, 2005 and 2004, respectively.

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

PWS, FSS, and HSR of Louisiana recognize revenue at the time the contract and related services are performed.

Southern Exposure and Cornerstone recognize revenue for product sales at the time the related products are shipped to the customer. These subsidiaries recognize revenue for installation jobs upon complete installation of the cabinets and inspection by the customer. Deferred revenue represents amounts billed to customers and collected prior to completion of the cabinets and inspection by the customer.

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
September 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, as amended, "Accounting for Stock Issued to Employees."   The Company accounts for non-employee stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation."  At September 30, 2005, the Company has two stock-based employee compensation plans, which are described more fully in Note 6.  During the nine months ended September 30, 2005 and 2004, compensation expense of $1,108 was recognized in the accompanying statements of operations for options issued to employees below market value pursuant to APB No. 25.  No other stock option-based employee compensation cost is reflected in the 2005 and 2004 statements of operations, as all other options granted in 2005 and 2004 under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the dates of grant.  The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$2,356	$685	$4,443	$1,691

Add: Total stock-based employee compensation expense under APB 25	1,108	--	1,108	--

Deduct: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(332)	(92)	(910)	(195)
	------------------	------------------	------------------	------------------
Pro forma net income	$3,132	$593	$4,641	$1,496
	==========	==========	==========	==========
Income per share - as reported
Basic	$0.08	$0.03	$0.18	$0.08
Diluted	$0.08	$0.03	$0.18	$0.07

Income per share - pro forma
Basic	$0.13	$0.03	$0.23	$0.09
Diluted	$0.11	$0.03	$0.20	$0.08

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
September 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following is a table reconciling BEPS and DEPS and the related weighted average number of shares outstanding for the three and Nine months ended September 30, 2005:

	Three months ended September 30, 2005
	Numerator (Income)	Denominator (Shares)	Per Share Amount

Basic EPS:
Net income	$2,356
Less: convertible preferred stock dividends	(28)
Amortization of convertible preferred stock issuance costs and beneficial conversion feature	(334)

Income available to common stockholders	1,994	23,737	$0.08

Effect of dilutive securities:
Options and warrants	-	2,278
Options and warrants	-	1,818

Diluted EPS:
Plus:
Amortization of debt discount	107
Interest expense	34
Amortization of debt issue costs	-
Income available to common stockholders plus assumed conversions	$2,135	27,833	$0.08

	Nine months ended September 30, 2005
	Numerator (Loss)	Denominator (Shares)	Per Share Amount

Basic EPS:
Net loss	$4,443
Less: Convertible preferred stock dividends	(135)
Amortization of convertible preferred stock issuance costs and beneficial conversion feature	(587)
Income available to common stockholders	3,721	20,569	$0.18
Options and warrants		784
Assumed conversion of debt	-	1,818
Diluted EPS:
Plus:
Amortization of debt discount	295
Interest expense	101
Amortization of debt issue costs	-
Income available to common stockholders plus assumed conversions	$4,117	23,171	$0.18

NOTE 2 - SEGMENT INFORMATION

The Company operates in two segments: Recovery/Restoration Services, including indoor air contamination removal, carpet cleaning, air duct cleaning and fabric protection services for primarily residential properties and Rebuilding/Remodeling, which includes cabinet and countertop installation services. See Note 8 for segment disclosure.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
September 30, 2005

NOTE 3 - ACQUISITIONS

Cornerstone

Pursuant to a merger agreement, on March 31, 2005, the Company acquired 100% of the capital stock of Cornerstone Building and Remodeling, Inc. d/b/a Cornerstone Granite & Marble. The acquisition was accounted for as a purchase.

The purchase price was comprised of the following:

Cash paid to seller (paid in April 2005)	$1,700
Notes payable (1)	1,600
Common stock issued to seller (2,471 shares)	3,335
Non cash costs (350 shares of common stock and 1,333 warrants issued)	973
Legal, accounting and other costs	422
$8,030

(1)  Notes payable were deemed to be paid in full and extinguished pursuant to a letter agreement dated June 30, 2005.

        The purchase price was tentatively allocated as follows:

Current assets	$2,064
Property and equipment	1,824
Other long-term assets	11
Current liabilities	(5,770)
Long-term liabilities	(1,460)

Estimated fair value of tangible net assets acquired	(3,331)
Intangibles	4,315
Goodwill	7,046
$8,030

Of the acquired intangible assets, $4,315 has been assigned to Cornerstone's customer relationships and non-compete agreements and are subject to amortization based on an estimated useful life of 6-15 years. The remaining amount of acquired intangible assets of $7,46been assigned to goodwill as of September 30, 2005 in the accompanying consolidated balance sheet. The Company completed the analysis of the components of the intangible assets and an appraisal was done by a third party to determine the final purchase price allocation. Goodwill increased by $2103 during the period ended September 30, 2005 related to adjustments to the acquired assets and liabilities.

For each of three consecutive calendar years commencing with 2005, in the event that Cornerstone produces earnings before interest, taxes, depreciation and amortization ("EBITDA") in such calendar year in excess of $2,400, the Company agreed to issue to the seller additional shares of the Company's common stock representing 30% of the EBITDA amount in excess of $2,400 (50% under certain circumstances) and as specified in the merger agreement. In lieu of issuing shares of common stock, the Company has the option of making a cash payment to the seller equal to 30% of the excess EBITDA amount.

Florida Environmental Services, Inc.

On September 27, 2005, HSR of Louisiana closed the purchase of substantially all of the assets of Florida Environmental Services, Inc., a Florida corporation ("FERS"), a company engaged in recovery services prior to the acquisition. The acquisition was effective on September 1, 2005.  The acquisition was accounted for as a purchase. The purchase price was comprised of the following:

Note payable to seller (See Note 5)	$11,000
Non cash costs (175 shares of common stock)	625
Legal, accounting and other costs	160
$11,785

The purchase price was tentatively allocated as follows:

Current assets	$2,994
Property and equipment	72
Other long-term assets	1
Current liabilities	(643)

Estimated fair value of tangible net assets acquired	2,424
Goodwill	9,361
$11,785

The excess of the purchase price greater than tangible net assets acquired is tentatively assigned to goodwill as of September 30, 2005 in the accompanying consolidated balance sheet. The Company will complete an appraisal by a third party to determine the final purchase price allocation.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
September 30, 2005

NOTE 3 - ACQUISITIONS (Continued)

In connection with the acquisition, Home Solutions issued to FERS, a warrant exercisable for 1,054 shares of Home Solutions' common stock, at an exercise price of $.001 per share with an estimated fair value of $4,415.  The warrant becomes exercisable only if during the period from September 27, 2005 to September 27, 2006, HSR of Louisiana either (i) meets or exceeds $20 million in gross billings related to the acquired assets, or (ii) meets or exceeds $8 million in EBITDA related to the acquired assets.  If HSR of Louisiana meets either of these goals, then the warrant shall be exercisable from the date the goal is met, as determined by HSR of Louisiana and confirmed by its independent public accountants, until December 31, 2006.  If HSR of Louisiana fails to meet at least one of these goals, then the warrant will not become exercisable and instead, becomes void and of no force or effect.

In addition, FERS is entitled to receive an amount equal to ten percent (10%) of the excess of the HSR of Louisiana's EBITDA with respect to the acquired assets related to the business, if any, that exceeds $15,000 million in each of fiscal years 2006 and 2007, subject to the terms and provisions of the purchase agreement (the "Earnout Amount"). In each of fiscal year 2006 and 2007, the Earnout Amount, if any, shall be determined by the Company in accordance with generally accepted accounting principles for that fiscal year and confirmed by its independent public accountants within 90 days following the end of such fiscal year. If FERS is entitled to an Earnout Amount, it shall be paid by the Company in cash or, at HSR of Louisiana's option, by the issuance of restricted shares of Home Solutions' common stock valued at the five-day trailing average of the closing price of the common stock as quoted on the American Stock Exchange in the five days immediately prior to the last day of the fiscal year for which the shares are to be issued.

The following pro forma information presents the results of operations for the three and nine months ended September 30, 2004 and 2005, as though the Cornerstone and FERS acquisitions had occurred on January 1, 2004.

	Nine Months Ended		Three Months Ended
	September30,		September30,
	2005	2004	2005	2004
Revenue	$55,637	$47,291	$25,151	$11,294
Net Income	3,224	1,041	3,043	712
Basic earnings per share	0.14	0.05	0.11	0.03
Diluted earnings per share	0.14	0.05	0.00	0.03

Letter of Intent

PWS has entered into a Letter of Intent to acquire a granite and marble fabrication and installation company in southern California. The acquisition is subject to certain closing conditions. There can be no assurances that the Company will successfully complete this transaction.

NOTE 4 - NOTE RECEIVABLE
On June 2, 2004, the Company, PWS, Jane C. Barber ("Barber") and Spruce MacIntyre Holding Corp. ("Spruce") entered into a Fourth Amendment to Stock Purchase Agreement and Global Settlement and Release Agreement (the "Barber Global Settlement"), whereby certain lawsuits were dismissed by the Company with prejudice, and the parties released each other from any liability other than their respective obligations under the Barber Global Settlement and related agreements.  Pursuant to the Barber Global Settlement, Barber assigned to the Company a promissory note in the original principal amount of $1,550 (the "Note Receivable"), secured by 745 shares of the Company's common stock owned by Barber (the "Barber Shares'), which Barber had obtained from a third party in connection with the sale of the Barber Shares to such third party.  The Note Receivable requires payments to the Company of $15 per week, without interest unless a default occurs, commencing on July 9, 2004, until the Note Receivable is paid in full.  The Note Receivable is personally guaranteed by a third party.  The Company recorded this Note Receivable with an implicit rate of 4.55%, resulting in an initial balance of $1,481. As of September 30, 2005, the Note Receivable balance is $886.

 HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
September 30, 2005

NOTE 5 - DEBT

In fiscal year 2005, the Company has conducted a number of private placements of mezzanine debt, which are described below.

In March 2005, the Company raised $4,000 in a private placement of mezzanine debt with Petra Mezzanine Fund, L.P. ("Petra").  The original principal amount of the promissory note issued to Petra was $4,000 ("Petra Note") and Petra was also issued a warrant to purchase 533 shares of the Company's common stock for $0.01 per share.  The Petra Note earns interest at 12.0% per annum, is secured by all of the assets of the Company, PWS and Cornerstone and has a five-year term. The Company incurred $1,116 in related debt issue costs ($294 cash, $822 non-cash). The non-cash costs of $822 represent the relative fair value of the warrant and such costs will be amortized to interest expense over the term of the related debt instrument along with the debt issue costs. The net proceeds of the loan from Petra were used to pay the cash portion of the purchase price of Cornerstone and to inject working capital into Cornerstone. At September 30, 2005, Petra had exercised all of its warrants.

In April 2005, the Company raised $500 in a private placement of mezzanine debt with Laddcap Value Partners ("Laddcap"). The original principal amount of the promissory note issued to Laddcap was $500 ("Laddcap Note") and Laddcap was also issued a warrant to purchase 67 shares of the Company's common stock for $0.01 per share.  The Laddcap Note earns interest at 12.0% per annum, is secured by all of the assets of the Company, PWS and Cornerstone and has a five-year term. The Company incurred $123 in related debt issue costs ($20 cash, $103 non-cash). The non-cash costs of $103 represent the relative fair value of the warrant and such costs will be amortized to interest expense over the term of the related debt instrument along with the debt issue costs. The net proceeds of the loan from Laddcap were used to inject working capital into Cornerstone. At September 30, 2005, Laddcap had exercised all of its warrants.

 In May and July 2005, the Company raised $2,500 in a private placement of mezzanine debt with Patriot Capital, L.P. ("Patriot"). The original principal amount of the promissory note issued to Patriot was $2,500 ("Patriot Note") and Patriot was also issued a warrant to purchase 333 shares of the Company's common stock for $0.01 per share.  The Patriot Note earns interest at 12.0% per annum, is secured by all of the assets of the Company, PWS and Cornerstone and has a five-year term. The Company incurred $552 in related debt issue costs ($182 cash, $370 non-cash). The non-cash costs of $370 represent the relative fair value of the warrant and such costs will be amortized to interest expense over the term of the related debt instrument along with the debt issue costs. The net proceeds of the loan from Patriot were used primarily to pay a Cornerstone seller note. At September 30, 2005, Patriot had exercised all of its warrants.

Debt consists of the following at September 30, 2005:

Note Payable to FERS, interest at 5% per annum, principal and accrued interest payable in one installment, maturing January 2, 2006.	$ 11,000

Note payable to the seller of Southern Exposure, interest at 2% in excess of one-month LIBOR rate (adjusted on the first day of each calendar quarter beginning January 1, 2004, totaling 5.86% at September 30, 2005), principal and interest payments due quarterly beginning July 1, 2004 and maturing January 1, 2012. The payments are equal to the greater of (i) the amount of principal and interest that would be payable under a 10-year amortization or (ii) 60% of free cash flow (as defined) of the calendar quarter that precedes the payment date by two calendar quarters, commencing with the calendar quarter ended September 30, 2004, which shall be measured against the calculation set forth above for the payment date of July 1, 2004. The note is secured by a security interest in all the assets and stock of Southern Exposure Unlimited of Florida, Inc. and Southern Exposure Tops of Florida, Inc. and a first lien on 50% of the stock of SouthernStone Cabinets, Inc.

2,740

Note payable to Petra, interest at 12% per annum, interest payable only, quarterly in arrears, beginning September 30, 2005 and continuing each calendar quarter until September 30, 2010 at which time the outstanding balance together with all accrued and unpaid interest shall be paid, net of unamortized discount of $1,008. For the nine months ended September 30, 2005, $109 has been amortized.	2,992

Secured convertible revolving note payable to Laurus Master Fund, Ltd. ("Laurus"), interest at prime plus 2.5%, but not less than 6.5% (totaling 9.00% at September 30, 2005) interest due in monthly installments with principal due January 2006, secured by all the assets of the Company, net of unamortized debt discount of $40. For the nine months ended September 30, 2005, $184 has been amortized. In August 2005, Laurus transferred $1,486 from the convertible minimum borrowing note to the secured revolving note (See below).	1,859

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
September 30, 2005

NOTE 5 - DEBT (Continued)

Note payable to Patriot, interest at 12% per annum, interest payable only, quarterly in arrears, beginning September 30, 2005 and continuing each calendar quarter until September 30, 2010 at which time the outstanding balance together with all accrued and unpaid interest shall be paid, net of unamortized discount of $506. For the nine months ended September 30, 2005, $46 has been amortized.	1,994

Revolving credit note payable to bank, interest at the higher of the prime rate or the federal funds rate plus 1/2 of 1%, interest only payments paid monthly, maturing January 2006, guaranteed by the Company and collateralized by the assets of Cornerstone. At September 30, 2005 the interest was 8.25%.	1,300

Convertible minimum borrowing note payable to Laurus, interest at prime plus 2.5%, but not less than 6.5% (totaling 9.00% at September 30, 2005) interest due in monthly installments with principal due January 2006, secured by all the assets of the Company. $1,500 of the convertible cote can be converted into shares of common stock at a fixed conversion price $1.88, net of unamortized debt discount of $24. The note contains certain financial and non-financial covenants, with which the Company is in compliance at September 30, 2005. During the nine months ended September 30, 2005 Laurus converted $1,337 for 886 shares and $14 for 10 shares of the Company's common stock for the conversion of debt and accrued interest, respectively. In August 2005, Laurus transferred $1,486 from the convertible minimum borrowing note to the secured revolving note (See above).

1,476

Note payable, secured by Note Receivable, non-interest bearing, payable $15 weekly until paid in full, implicit interest rate of 6.5%, net of unamortized debt discount of $4.	321

Notes and capital leases payable to various financial institutions collateralized by various trucks and equipment bearing interest at various annual interest rates ranging from 0.75% to 13.58%, principal and interest payable in monthly installments ranging from $0.4 to $1.0 through December 27, 2010.	700

Note payable to Laddcap, interest at 12% per annum, interest payable only, quarterly in arrears, beginning on September 30, 2005 and continuing each calendar quarter thereafter until September 30, 2010 at which time all principal and interest due shall be paid, net of unamortized discount of $110. For the nine months ended September 30, 2005, $12 has been amortized.	390
24,772
Less current portion	(17,630)
Total	$ 7,142

During the nine months ended September 30, 2005 and 2004 the Company has amortized $491 and $201 of debt issue and imputed interest costs to interest expense, respectively.

NOTE 6 - EQUITY

Preferred Stock

In March 2004, the Company raised $2,000 in a private placement of 0.08 shares of Series A Preferred Stock, $0.001 par value per share ("Series A Preferred Stock"), all of which have been converted into common stock as described below.  Prior to the conversion, dividends on the Series A Preferred Stock were payable semi-annually at a rate of 8% per annum, in cash or common stock, at the option of the Company.  The Series A Preferred Stock was convertible into common stock at a conversion rate of $1.25 for each share of common stock at the option of the holder or automatically after two years. Purchasers of the Series A Preferred Stock received Series A Warrants to purchase 1,600 shares of common stock at an exercise price of $1.75 per share, expiring 90 days from the effective date of their registration statement, and Series B Warrants to purchase 1,600 shares of common stock at an exercise price of $2.25 per share, expiring March 2009.  In the event of a liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock would have been entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $25,000 per share of the Series A Preferred Stock plus any accrued and unpaid dividends before any payment is made or any assets distributed to the holders of the common stock. Costs of this transaction of $876 will be amortized as additional dividends over the two-year maximum life of the Series A Preferred Stock.

Warrants to purchase 1,600 shares of common stock at an exercise price of $1.75 per share expired July 1, 2004 without exercise by the holders of the Series A Preferred Stock.  For the nine months ended September 30, 2005, the Company recorded $80 in dividends payable and $587 in amortization of issuance, warrant and BCF costs. For the nine months ended September 30, 2005 the Company, at its option, issued 102 shares of common stock in lieu of cash payment for $128 of accrued dividends. In 2004 the purchaser converted .014 shares of Series A preferred Stock into 280 shares of the Company's common stock. In August 2005, the remaining .068 outstanding shares of Series A Preferred Stock were converted into 1,360 shares of the Company's common stock.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
September 30, 2005

NOTE 6 - EQUITY (Continued)

In July 2004, the Company raised $1,000 in a private placement of 0.04 shares of Series B Preferred Stock, $0.001 par value per share ("Series B Preferred Stock"), all of which has been converted to common stock as described below.  Prior to the conversion, dividends on the Series B Preferred Stock were payable semi-annually at a rate of 8% per annum, in cash or common stock, at the option of the Company.  The Series B Preferred Stock converted into common stock at a conversion rate of $1.50 for each share of common stock at the option of the holder or automatically after two years.  In the event of a liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series B Preferred Stock would have been entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $25,000 per share of the Series B Preferred Stock plus any accrued and unpaid dividends before any payment is made or any assets distributed to the holders of the common stock. For the nine months ended September 30, 2005, the Company has recorded $57 in dividends payable and, at its option, issued 54 shares of common stock in lieu of cash payment for $81 of the accrued dividends. In September 2005, all 0.04 shares of outstanding Series B Preferred Stock were converted into 667 shares of the Company's common stock.

Common Stock

During the nine months ended September 30, 2005, the Company issued 2,471 shares of common stock to the seller of Cornerstone and 350 shares to entities in connection with fees related to the acquisition of Cornerstone (See Note 3).

During the nine months ended September 30, 2005, the Company issued 1,000 shares of its restricted common stock in connection with its wholly -owned subsidiary, Cornerstone, entering into an exclusive supply agreement with a vendor to obtain certain products. The initial term of the agreement is 20 years.  The products are priced to Cornerstone at the vendor's necessary, documented out -of -pocket costs of obtaining and shipping products to Cornerstone, plus a 20% mark-up; provided, that the vendor assures Cornerstone of its lowest pricing. Cornerstone agrees to purchase at least $325 per month of products from the vendor during the term of the agreement.

In March 2005, the Company issued 50 shares to an entity in consideration of services provided under a consulting agreement. The shares were valued at $1.35 per share, totaling $68 and were recorded to prepaid expense. The $68 amount was amortized to expense through September 30, 2005.

During the nine months ended September 30, 2005, the Company issued 102 shares of common stock in lieu of cash payment for $128 in accrued dividends to the holders of the Series A Preferred Stock.

During the nine months ended September 30, 2005, the Company issued 54 shares of common stock in lieu of cash payment for $81 in accrued dividends to the holders of the Series B Preferred Stock.

During the nine months ended September 30, 2005, the Company issued 886 shares of common stock in connection with the conversion of $1,337 in debt by Laurus.

During the nine months ended September 30, 2005, the Company issued 10 shares of common stock for $14 in connection with the payment of interest on debt owed to Laurus.

During the nine months ended September 30, 2005, the Company issued 3,820 shares of common stock for $3,698 in connection with the exercise of warrants.

During the nine months ended September 30, 2005, the Company issued 1,360 shares of common stock in connection with the conversion of .068 shares of Series A Preferred Stock.

During the nine months ended September 30, 2005, the Company issued 667 shares of common stock for in connection with the conversion of .040 shares of Series B Preferred Stock.

During the nine months ended September 30, 2005, the Company issued 419 shares of common stock for $63 in connection with the exercise of options.

Stock Options

The Company's Board of Directors approved the 2001 Stock Plan (the "2001 Plan") on April 2, 2001. The 2001 Plan provides for awards of incentive stock options, non-qualified stock options, and restricted stock purchase rights. At the Company's 2005 annual stockholders' meeting, which was held on June 17, 2005, the Company's stockholders approved an amendment to the 2001 Plan that increased the options available for grant under the 2001 Plan by 1,000, bringing the total to 4,000.  The exercise price of the awards shall be determined by the Plan administrator at the date of grant, but shall not be less than the fair market value of the stock on the date of grant for employees, or 85 % of the fair market value for non-employees. The exercise period shall be no more than 10 years and the awards will vest over a period of time determinable by the Board of Directors.  The number of options under the 2001 Plan available for grant at September 30, 2005 was 848.

During the nine months ended September 30, 2005, the Company issued 500 options under the 2001 Plan to employees to purchase shares of the Company's common stock at $1.59 (fair value on the date of the grant).

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
September 30, 2005

NOTE 6 - EQUITY (Continued)

The Company's Board of Directors approved the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan covers two types of options: incentive stock options and non-qualified stock options. At the Company's 2005 annual stockholders' meeting, which was held on June 17, 2005, the Company's stockholders approved an amendment to the 1998 Plan that increased the options available for grant under the 1998 Plan by 1,500, bringing the total to 3,500. The exercise price for the options shall be determined by the Plan administrator at the date of grant, but shall not be less than the fair market value of the stock at the date of grant. The option period can be no more than 10 years and the options will vest over a period of time determinable by the Board of Directors.  The number of options under the 1998 Plan available for grant at September 30, 2005 was 1,325.

During the nine months ended September 30, 2005, the Company issued 292 options under the 1998 plan to employees to purchase shares of the Company's common stock at $2.53 (fair value on the date of the grant).

Warrants

From time to time, the Company issues warrants pursuant to various consulting and third party agreements.

During the nine months ended September 30, 2005, as part of a $7,000 debt financing, the Company issued warrants to purchase 933 shares of the Company's common stock with a relative fair value of $1,295 under SFAS No.123 and recorded such amount as a debt discount at September 30, 2005 (see Note 5). These warrants have an exercise price of $0.01, were fully vested upon grant and expire in March 2010.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Litigation

The nature and scope of the Company's business operations bring it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject the Company to potential litigation, which are defended in the normal course of business. At September 30, 2005, there were no claims and disputes incidental to the business that management believes will have a material affect on the financial position or results of operation of the Company.

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

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
September 30, 2005

NOTE 8 - SEGMENT REPORTING

The Company reports its business segments based on industry classification, which are as follows:

	Three Months Ended September30,		Nine Months Ended September30,
	2005	2004	2005	2004

Net sales:
Recovery/Restoration services	$10,546	$4,040	$20,557	11,625
Rebuilding/Remodeling	9,830	3,903	25,236	10,506
Total segment net sales	$20,376	$7,943	$45,793	$22,131

Operating income:
Recovery/Restoration services	$4,089	575	$5,916	1,571
Rebuilding/Remodeling	998	1,091	3,742	2,658
Corporate	(1,614)	(640)	(2,699)	(1,864)
Total segment operating income	$3,473	1,026	$6,959	2,365

Depreciation and amortization included in operating income:
Recovery/Restoration services	$127	$127	$388	$383
Rebuilding/Remodeling	185	22	395	66
Corporate	38	116	121	362
Total segment depreciation and amortization	$350	$265	$904	$811

Identifiable assets:
Recovery/Restoration services			$35,860	$16,611
Rebuilding/Remodeling			32,805	13,960
Corporate			5,295	2,727
Total segment identifiable assets			$73,960	$33,338

There were no inter-segment sales. Operating income is defined as third party sales less operating expenses. All of the Company's business activities are conducted within the United States geographic boundaries.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company is involved in various related party transactions. These transactions are summarized as follows:

The Company has a note payable to a related party for the purchase of the land and building for the Company's corporate headquarters.  The note is secured by a deed of trust, accrues interest at 12% per annum, payable monthly with an unpaid principal balance of $750 at September 30, 2005. The note is payable upon sale of the land and building. Interest expense on the note was $68 and $68 for the nine months ended September 30, 2005 and 2004, respectively.

The Company leases a warehouse facility from a related party under a non-cancelable lease. The lease is for one year through December 2005 for $10 monthly. The Company also leases administrative spaces from a related party under a non-cancelable lease. The lease is through January 2015 for $12 monthly.

NOTE 10 - SUBSEQUENT EVENTS

In October, 2005 the Company issued 36 shares of common stock in connection with the non cash exercise of options.

In November, 2005, Laurus converted $1,500 in debt to 798 shares of common stock at a conversion price of $1.88 per share.

Item 2. Management's Discussion and Analysis or Plan of Operation (Dollars and shares in thousands except per share data).

Overview

                Home Solutions is a provider of recovery, restoration and rebuilding/remodeling services to commercial and residential areas that are (i) prone to flooding, hurricanes, tornados, fires or other naturally occurring and repetitive weather emergencies; and/or (ii) experiencing robust housing development.  With operations in the South, Gulf Coast regions and California, we believe that the Company is well positioned to capitalize on the growing demand for our suite of Recovery, Restoration and Rebuilding/Remodeling services.  Home Solutions is a Delaware corporation with principal executive offices located at 1500 Dragon, Suite B, Dallas, Texas 75207.  Our website is located at www.HOMcorp.com.  Our Chairman of the Board, President and Chief Executive Officer is Frank Fradella, and our Senior Vice President, Chief Financial Officer, Secretary and Treasurer is Rick O'Brien.

Growth Strategy

                Our growth strategy is to target markets that are (i) prone to flooding, hurricanes, tornados, fires or other naturally occurring and repetitive weather emergencies; and/or (ii) experiencing robust housing development, and penetrate these markets through internal growth of its existing operating subsidiaries and a well-executed acquisition program to expand the Company's service offerings.  We have closed five acquisitions since November of 2002.  We recently implemented our initiative to expand into the hardest hit areas of the 2005 hurricane season by forming HSR of Louisiana, a wholly-owned subsidiary, and acquiring substantially all of the assets of FERS in September of 2005.  Initially, the services provided by these operations will involve the drying, dehumidifying, clean up and removal of debris at many of the hurricane-affected locations prior to commencing restoration services.  We expect the recovery, restoration and rebuilding effort associated with the 2005 hurricanes to happen in stages and last between two to five years.  The Company plans to take advantage of the opportunity to service these areas through each stage with each of its Recovery, Restoration and Rebuilding/Remodeling service offerings.

                 We also see the opportunity to further capitalize on the robust growth in housing in our target markets through the Company's relationship with Centex Corp. ("Centex"), a leading homebuilder, as well as with the expansion of our relationships with retailers including Home Depot, Inc. ("Home Depot").

Service Offerings

Our business consists of three integrated service offerings:  (i) Recovery; (ii) Restoration; and (iii) Rebuilding/Remodeling.  We believe that the natural progression of our business offerings in markets affected by weather-related emergencies, from Recovery, to Restoration, to Rebuilding/Remodeling, increases our opportunities across all three service offerings.

               Recovery

With its recent expansion into the Louisiana area as well as with its completion of the FERS acquisition, the Company is a first responder to clean up activities after weather-related emergencies.  It has significant currently ongoing operations throughout impacted areas in Florida, Louisiana, Mississippi, and Texas.  The Company and FERS (prior to its acquisition by HSR of Louisiana) also provided recovery services in Florida during the 2004 hurricane season, which we believe will position the Company to generate revenue in our Restoration and Rebuilding/Remodeling segments in the Florida markets.  As of November 1, 2005, we employed approximately 500 trained employees who provide onsite first response technical services in these markets through contracts with commercial and residential clients.  Currently, the Company's Recovery services include providing initial set up services in an impacted area (including power, lodging, sustenance, and training) and then providing the drying, dehumidification, cleanup and removal of debris from commercial and residential areas to prepare the areas for the next stage of restoration.  We believe the Recovery segment of our business to not only be of high growth and profitability, but we also seek to capitalize on synergistic opportunities by continuing to  provide these services in areas that need the full spectrum of restoration, rebuilding and remodeling services that the Company can provide.  Currently we provide these services on an hourly rate to our commercial and residential clients, principally as a subcontractor to customers providing additional services in these markets.  We intend to pursue bids on recovery services contracts with insurance agencies and government branches and agencies.  Although we believe that we will provide recovery services in the future to insurers and government agencies, there is no assurance that we will win any of these contracts.

              Restoration

The following details the types of restoration services we provide:

    Fire and Water Damage Restoration: We provide trained employees to respond to fire, water and weather-related emergencies, to inspect structural members and contents damaged by water, to determine the likelihood or extent of mold growth, and to provide immediate cleaning, drying, moving, storage, and deodorization, among other services.  As most cases of mold are associated with excess moisture, we believe that our Recovery services' response to event-related damage will provide significant additional revenue opportunities for our Restoration segment.  The cost and time requirements of restoration projects can vary dramatically from case-to-case.

    Indoor Air Contamination: Through PWS, we provide indoor air contamination services, including contamination from mold, asbestos and lead paint to homeowners.  With increased media attention regarding the health threat of mold, fewer insurance options, and property transfers at risk, current market conditions have created significant demand for mold inspections, certifications and remediation services.  These services consist of property and system inspections, surface and air testing, project design, microbial removal, light interior demolition, repair and specialized cleaning work.  Home inspections and testing can range from $0.2 to $0.8.  For the typical mold-contaminated house, a remediation project can last approximately one week and cost $10 or more.  Customer opportunities are developed through a regional sales force as well as through referrals by real estate firms, insurance adjusters, mortgage companies, attorneys and nationally branded retailers.  The Company believes it can use its industry experience to give efficacy to its processes and provide homeowners with quality assurance.

   Cleaning and Fabric Protection: Through FSS, we provide fabric protection services to protect furniture, carpet and draperies from stains and daily wear through both Company-owned locations as well as over forty licensed locations.  This niche market is primarily targeted at above-average income homeowners with an average ticket of approximately $400.  We also provide air duct cleaning services to remove particulate (organic and inorganic) material, which can cause allergic reactions and is often the breeding ground for many types of mold, from heating and air conditioning systems.

         Rebuilding/Remodeling

Through Southern Exposure and Cornerstone, we offer cabinet and countertop installation services.  Our wholly-owned subsidiary, Southern Exposure, manufactures and installs a high-end product line of cabinets and countertops.  Our position in this market was strengthened in March 2005 through the acquisition of Cornerstone, which installs custom marble and granite countertops for residential customers.  Currently, we manufacture and install cabinets and kitchen countertops for Centex, a public homebuilder, in its southwest Florida market.  We also install granite countertops for Home Depot in Florida, Georgia, Alabama and South Carolina, and for Lowes Companies, inc., ("Lowes") in Florida.  It is expected that a portion of our cabinet and countertop installation services will generate additional opportunities across our other business segments.  We expect to expand the services provided by our Rebuilding/Remodeling business segment through future acquisitions; however, there is no guaranty that we will expand our services in this segment, or that acquisitions, if completed, will be profitable.

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

Stock-Based Compensation

                The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, as amended, "Accounting for Stock Issued to Employees."   The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."  At September 30, 2005, the Company had two stock-based employee compensation plans, which are described more fully in Note 6 of the accompanying consolidated financial statements.  The Company accounts for those plans under the recognition and measurement principles of APB 25, and related interpretations.  The Company has applied the disclosure provisions in SFAS No. 148 in its consolidated financial statements and the accompanying notes.

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

Results of Operations (Dollars and Shares in Thousands)

Comparison of three months ended September 30, 2005 to three months ended September 30, 2004

                The Cornerstone acquisition was effective March 31, 2005. Cornerstone's balance sheet is included in the Company's consolidated balance sheet as of September 30, 2005, and Cornerstone's results of operations for the three months ended September 30, 2005 are included in the Company's consolidated results of operations for the third quarter of 2005. The FERS acquisition was effective September 1, 2005. FERS' balance sheet is included in the Company's consolidated balance sheet as of September 30, 2005. and the FERS' September 2005 results of operations are included in the Company's consolidated results of operations for the three months ended September 30, 2005.

Net Sales

    Recovery/Restoration Services
                 Sales for the three months ended September 30, 2005 were $10,546 compared to $4,040 for the three months ended September 30, 2004.  PWS sales from its Florida operations, which started in the last quarter of 2004, were $91. PWS has substantially completed the Florida work started in the last quarter 2004. PWS and FSS sales compared to the same period in 2004 and excluding the Florida sales, increased $146. For the month of September 2005, FERS sales were $6,360 related to hurricane recovery work in Florida.

   Rebuilding/Remodeling
                    Sales for the three months ended September 30, 2005 were $9,830 compared to $3,903 for the three months ended September 30, 2004.  The segment sales for the three months ended September 30, 2005 include Cornerstone sales of $4,857. Cornerstone was acquired effective March 31, 2005. Southern Exposure sales increased $1,070 from the same period in 2004, due primarily to increased demand from its principal customer.

Costs of Sales

    Recovery/Restoration Services
                Costs of sales for the three months ended September 30, 2005 were $4,916 compared to $1,970 for the three months ended September 30, 2004. Recovery work costs of sales for September were $2,820. The increase in costs of sales of $126 over and above the increase in recovery work costs is due primarily to increased PWS sales from the same period in 2004. The PWS costs of sales percentage was 57% and 59% for the three months ended September 30, 2005 and September 30, 2004, respectively.

   Rebuilding/Remodeling

                   Costs of sales for the three months ended September 30, 2005 were $6,345 compared to $2,296 for the three months ended September 30, 2004. The segment costs of sales for the three months ended September 30, 2005 include Cornerstone costs of sales of $3,926. Cornerstone was acquired effective March 31, 2005. Costs of sales increased additionally $123 from the same period in 2004 due to the Southern Exposure increased sales. The Southern Exposure costs of sales percentage was 59% and 57% for the three months ended September 30, 2005 and September 30, 2004, respectively.

Selling, General and Administrative Expenses

    Recovery/Restoration Services
                  Selling, general and administrative expenses were $1,541 for the three months ended September 30, 2005, compared to $1,495 for the three months ended September 30, 2004.  This represents an increase of $46 from the same period in 2004, primarily due to the administrative expenses related to the acquisition of the FERS assets in September 2005.

    Rebuilding/Remodeling
                  Selling, general and administrative expenses were $2,487 for the three months ended September 30, 2005, compared to $516 for the three months ended September 30, 2004. The segment selling, general and administrative expenses for the three months ended September 30, 2005 include Cornerstone expenses of $1,793. Cornerstone increased its selling, general and administrative expenses during this quarter to support its expansion into additional stores. Cornerstone was acquired effective March 31, 2005. Southern Exposure experienced increased expenses of $178 from the same period in 2004, primarily due to increased worker's compensation insurance.

    Corporate
                   Corporate general and administrative expenses were $1,614 for the three months ended September 30, 2005 compared to $579 for the three months ended September 30, 2004. In September 2004, the Company paid the CEO a special bonus of $163 consisting of $113 in common stock and $50 in cash. In the three months ended September 30, 2005 the Company recorded a non cash expense of $1,108 related to the value of re-priced stock options granted to employees.

Other Income (Expense)

                Interest expense was $641 for the three months ended September 30, 2005, compared to $175 for the three months ended September 30, 2004. The increase in interest expense in the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was primarily due to the interest of $211 on debt related to mezzanine financings, and the related amortization of debt issue costs of $242. Other income increased to $28 in 2005 from $23 in 2004, primarily due to a net gain of $26 recorded in September 2005 related to the sale of assets. In the three months ended September 30, 2005, the Company also recorded $8 in non-cash amortization of imputed interest income from a note receivable.

Income Taxes

             Income tax expense was $292 for the three months ended September 30, 2005 compared to $0 for the three months ended September 30, 2004. In 2004 the Company utilized its net operating loss tax carry forward provision to offset 2004 federal taxable income.

Comparison of nine months ended September 30, 2005 to nine months ended September 30, 2004

                The Cornerstone acquisition was closed on March 31, 2005.  As such, Cornerstone's balance sheet is included in the Company's consolidated balance sheet as of September 30, 2005. Cornerstone's results of operations for the six months ended September 30, 2005 are included in the Company's consolidated results of operations for the nine months ended September 30, 2005. FERS' balance sheet is included in the Company's consolidated balance sheet as of September 30, 2005, and FERS' September 2005 results of operations are included in the Company's consolidated results of operations for the three and nine months ended September 30, 2005.

Net Sales

    Recovery/Restoration Services
                 The revenue for the nine months ended September 30, 2005 was $20,557, compared to $11,625 for the nine months ended September 30, 2004.  PWS had sales of approximately $1,851 from its Florida operations, which began in the last quarter of 2004. PWS has completed the Florida work started in the last quarter 2004. PWS and FSS restoration services sales, excluding the Florida operations, increased $721 from the same period in 2004, primarily due to the PWS work on a significant project in 2005. HSR of Louisiana had sales of $6,360 in September 2005.

    Rebuilding/Remodeling
                    The revenue for the nine months ended September 30, 2005 was $25,236, compared to $10,506 for the nine months ended September 30, 2004. The segment sales for the nine months ended September 30, 2005 include Cornerstone sales of $10,927. .Southern Exposure sales increased $3,803 from the same period in 2004. Southern Exposure met increased demand from its major customer for its product compared to the same period in 2004.

Costs of Sales

    Recovery/Restoration Services
                Costs of sales for the nine months ended September 30, 2005 were $9,802, compared to $5,680 for the nine months ended September 30, 2004. An increase of $1,302 in the cost sales was due primarily to increased PWS revenues from the same period in 2004. The PWS Florida costs of sales (40%) were lower than prior costs of sales related to periods when PWS performed work only in California (52%), because the Florida restoration work did not materially involve removal of hazardous material. Recovery work costs of sales for September were $2,820.

    Rebuilding/Remodeling
                   Costs of sales for the nine months ended September 30, 2005 were $15,846, compared to $6,269 for the nine months ended September 30, 2004. The segment costs of sales for the nine months ended September 30, 2005 include Cornerstone costs of sales of $8,154. Costs of sales also increased an additional $1,423 from the same period in 2004, due to the Southern Exposure increased sales. The Southern Exposure costs of sales percentage was 59% and 60% for the nine months ended September 30, 2005 and September 30, 2004, respectively

Selling, General and Administrative Expenses

    Recovery/Restoration Services
                  Selling, general and administrative expenses were $4,839 for the nine months ended September 30, 2005, compared to $4,374 for the nine months ended September 30, 2004.  This represents an increase of $465 from the same period in 2004, primarily due to PWS administrative expenses of $363 related to Florida operations PWS started. PWS started Florida operations in the last quarter of 2004.

    Rebuilding/Remodeling
                  Selling, general and administrative expenses were $5,648 for the nine months ended September 30, 2005 compared to $1,579 for the nine months ended September 30, 2004.  The segment selling, general and administrative expenses for the nine months ended September 30, 2005 include Cornerstone expenses of $3,693. Cornerstone was acquired effective March 31, 2005. Southern Exposure experienced increased expenses of $376 from the same period in 2004, primarily due to increased for worker's compensation insurance.

    Corporate
                  Corporate general and administrative expenses were $2,699 for the nine months ended September 30, 2005, compared to $1,680 for the nine months ended September 30, 2004. In September 2004, the Company paid the CEO a bonus of $163, consisting of $113 in common stock and $50 in cash. In the three months ended September 30, 2005 the Company recorded a non cash expense of $1,108 related to the value of re-priced stock options granted to employees.

Other Income (Expense)

                 Interest expense was $1,434 for the nine months ended September 30, 2005, compared to $483 for the nine months ended September 30, 2004. The increase in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was primarily due to the interest of $364 on debt related to mezzanine financing, the amortization of the related debt issue costs of $462, the interest on the Acstar note of $11, Laurus debt accelerated debt issue cost amortization of $30, and interest expense of $54 on the Laurus note which was issued February 2004. Other income decreased to $75 during the nine months ended 2005 from $199 in the nine months ended September 30, 2004, primarily due to a one-time gain of $129 in 2004 related to debt extinguishment. During the nine months ended September 30, 2005, the Company also recorded $28 in non-cash amortization of imputed interest income from a note receivable.

Income Taxes

             Income tax expense was $498 for the nine months ended September 30, 2005 compared to $0 for the nine months ended September 30, 2004. In 2004 the Company utilized its net operating loss tax carry forward provision to offset 2004 federal taxable income.

Liquidity and Capital Resources

                The Company's existing capital resources as of September 30, 2005, consist of cash and accounts receivable totaling $21,801, compared to cash and accounts receivable of $5,990 as of September 30, 2004. The Company believes that the financing arrangements the Company currently and has planned are sufficient throughout the next twelve months to finance its working capital needs.  Implementation of the Company's strategic plan of acquiring niche residential services companies will require additional capital, however.

                During the nine months ended September 30, 2005, the Company raised $7,000 in a private placement of mezzanine debt with Petra, Laddcap and Patriot, as further described below.

Petra Note.  The original principal amount of the promissory note issued to Petra was $4,000 and Petra was also issued a warrant to purchase 533 shares of the Company's common stock for $0.01 per share.  The Company incurred $1,116 in related debt issue costs ($294 cash, $822 non-cash). The non-cash costs of $822 represent the relative fair value of the warrant and such costs will be amortized to interest expense over the term of the related debt instrument along with the debt issue costs. For the nine months ended September 30, 2005, $109 has been amortized.

Laddcap Note.  The original principal amount of the promissory note issued to Laddcap was $500 and Laddcap was also issued a warrant to purchase 67 shares of the Company's common stock for $0.01 per share.  The Company incurred $123 in related debt issue costs ($20 cash, $103 non-cash). The non-cash costs of $103 represent the relative fair value of the warrant and such costs will be amortized to interest expense over the term of the related debt instrument along with the debt issue costs. For the nine months ended September 30, 2005, $12 has been amortized.

Patriot Note.  The original principal amount of the promissory note issued to Patriot was $2,300 and Patriot was also issued a warrant to purchase 333 shares of the Company's common stock for $0.01 per share. The Company incurred $552 in related debt issue costs ($182 cash, $370 non-cash). The non-cash costs of $370 represent the relative fair value of the warrant and such costs will be amortized to interest expense over the term of the related debt instrument along with the debt issue costs. For the nine months ended September 30, 2005, $46 has been amortized.

All three mezzanine notes earn interest at 12.%  per annum, are secured by the all the assets of the Company, PWS and Cornerstone and have a five-year term. The net proceeds from the notes were used to pay a portion of the Cornerstone seller note and to inject working capital into Cornerstone.

                In March 2004, the Company raised $2,000 in a private placement of 0.08 shares of Series A Preferred Stock, all of which have been converted into common stock as described below.  Prior to the conversion, dividends on the Series A Preferred Stock were payable semi-annually at a rate of 8% per annum, in cash or common stock, at the option of the Company.  The Series A Preferred Stock was convertible into common stock at a conversion rate of $1.25 for each share of common stock at the option of the holder or automatically after two years. Purchasers of the Series A Preferred Stock received Series A Warrants to purchase 1,600 shares of common stock at an exercise price of $1.75 per share, expiring 90 days from the effective date of their registration statement, and Series B Warrants to purchase 1,600 shares of common stock at an exercise price of $2.25 per share, expiring March 2009.  In the event of a liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock would have been entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $25,000 per share of the Series A Preferred Stock plus any accrued and unpaid dividends before any payment is made or any assets distributed to the holders of the common stock. Costs of this transaction of $876 will be amortized as additional dividends over the two-year maximum life of the Series A Preferred Stock. The Series A Warrants to purchase 1,600 shares of common stock at an exercise price of $1.75 per share expired July 1, 2004 without exercise by the holders of the Series A Preferred Stock.  For the nine months ended September 30, 2005, the Company recorded $80 in dividends payable and $587 in amortization of issuance, warrant and BCF costs. For the nine months ended September 30, 2005 the Company, at its option, issued 102 shares of common stock in lieu of cash payment for $128 of accrued dividends. In 2004 the purchaser converted 14 shares of Series A Preferred Stock into common stock. In August 2005, the remaining .068 outstanding shares of Series A Preferred Stock were converted into 1,360 shares of the Company's common stock for $1,700 and the remaining unamortized issuance and BCF costs were expensed.

In July 2004, the Company raised $1,000 in a private placement of 0.04 shares of Series B Preferred Stock, all of which have been converted to common stock as described below.  Prior to the conversion, dividends on the Series B Preferred Stock were payable semi-annually at a rate of 8% per annum, in cash or common stock, at the option of the Company.  The Series B Preferred Stock converted into common stock at a conversion rate of $1.50 for each share of common stock at the option of the holder or automatically after two years.  In the event of a liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series B Preferred Stock would have been entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $25,000 per share of the Series B Preferred Stock plus any accrued and unpaid dividends before any payment is made or any assets distributed to the holders of the common stock. For the nine months ended September 30, 2005, the Company has recorded $57 in dividends payable and, at its option, issued 54 shares of common stock in lieu of cash payment for $81 of the accrued dividends. In September 2005, all 0.04 shares of outstanding Series B Preferred Stock were converted into 667 shares of the Company's common stock for $1,000.

                During the nine months ended September 30, 2005, the Company used net cash from operating activities of $1,312, including net income of $4,443.

                The Company's investing activities used net cash of $1,129 primarily due to Cornerstone acquisition costs and purchase of property and equipment. Cash acquired from the FERS acquisition, net of acquisition costs, was $761.

                The Company's net cash from financing activities of $6,372 was primarily due to proceeds from a private placement of mezzanine debt and the cash exercise of warrants and options. Cash flow outlays were for principal payments on long-term debt and capital leases and distributions to minority stockholder.

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

Item 3. Controls and Procedures

 (a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of September 30, 2005 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the nine months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II
OTHER INFORMATION
 (Dollars and shares in thousands, except for per share data)

Item 1. Legal Proceedings.

The nature and scope of our business operations bring us into regular contact with the general public, a variety of businesses and government agencies.  These activities inherently subject us to potential litigation, which we defend in the normal course of business. At September 30, 2005, there were no claims and disputes incidental to the business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period from October 12, 2005, through November 14, 2005 (any issuances previously disclosed by the Company on Form 8-K are not repeated herein), the Company issued the following shares of its common stock and other equity securities without registration under the Securities Act of 1933, as amended (the "Securities Act") (dollars and shares are reported  in thousands):

1.   the Company issued 150 shares of common stock for $188 (an exercise price of $1.25 per share) in connection with the exercise of a stock option;

2.   the Company issued 8 shares of common stock for $7 (an exercise price of $0.95 per share) in connection with the exercise of a warrant;and

3.   the Company issued  798 shares of common stock upon a noteholder's conversion of $1,500 of debt (a conversion price of $1.88 per share).

The above issuances were unregistered, as the Company was relying on the exemptions from registration contained in Section 4(2) of the Securities Act, and in certain cases, Regulation D promulgated thereunder, on the basis that such transactions did not involve public offerings of securities.

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

2.13         Letter Agreement, dated June 30, 2005, by and among between Home Solutions of America, Inc., Cornerstone Building and Remodeling, Inc., and Anthony Leeber, Jr. (filed as Exhibit 2.13 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, and incorporated herein by reference).

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

10.1         Stock Purchase Warrant, dated July 18, 2005, issued by Home Solutions of America, Inc. to Patriot Capital, L.P. (filed as Exhibit 10.48 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, and incorporated herein by reference).

10.1         Secured Convertible Minimum Borrowing Note Series B, dated August 18, 2005, in the original principal amount of $1,500,000, issued to Laurus Master Fund, Ltd. by Home Solutions of America, Inc. (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-3 filed on August 29, 2005, and incorporated herein by reference).

10.3         Amendment No. 1 and Waiver, between Home Solutions of America, Inc. and Laurus Master Fund, Ltd., dated November 8, 2004 (filed as Exhibit 10.8 to the Company's Registration Statement on Form S-3/A filed on October 26, 2005, and incorporated herein by reference).

10.4         Common Stock Purchase Warrant to Purchase 50,000 Shares of Common Stock, issued by Home Solutions of America, Inc. to Laurus Master Fund, Ltd., dated November 8, 2004 (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-3/A filed on October 26, 2005, and incorporated herein by reference).

10.5 *      Stock Option Agreement, dated August 30, 2005, between Frank J. Fradella and Home Solutions of America, Inc., for 165,448 shares of Common Stock (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 2, 2005, and incorporated herein by reference).

10.6 *      Stock Option Agreement, dated August 30, 2005, between Rick J. O'Brien and Home Solutions of America, Inc., for 110,296 shares of Common Stock (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 2, 2005, and incorporated herein by reference).

10.7 *      First Amendment to Stock Option Agreement dated December 20, 2004, dated August 30, 2005, between Home Solutions of America, Inc. and Frank J. Fradella (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 2, 2005, and incorporated herein by reference).

10.8 *      Second Amendment to Stock Option Agreement dated July 31, 2003, dated August 30, 2005, between Home Solutions of America, Inc. and Rick J. O'Brien (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on September 2, 2005, and incorporated herein by reference).

10.9 *      Second Amendment to Stock Option Agreement dated December 2, 2003, dated August 30, 2005, between Home Solutions of America, Inc. and Rick J. O'Brien (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on September 2, 2005, and incorporated herein by reference).

10.10       Asset Purchase Agreement among Home Solutions of America, Inc., Home Solutions Restoration of Louisiana, Inc., Florida Environmental Remediation Services, Inc., Fernando Nava and Mike D. Lane dated September 27, 2005 (filed as Exhibit 4.01 to the Company's Current Report on Form 8-K filed on September 29, 2005, and incorporated herein by reference).

10.11       Promissory Note dated September 27, 2005 in the principal amount of $11,000,000.00, issued by Home Restoration Services of Louisiana, Inc. to Florida Environmental Restoration Services, Inc. (filed as Exhibit 4.02 to the Company's Current Report on Form 8-K filed on September 29, 2005, and incorporated herein by reference).

10.12       Warrant Certificate dated September 27, 2005, issued by Home Solutions of America, Inc. to Florida Environmental Restoration Services, Inc. (filed as Exhibit 4.03 to the Company's Current Report on Form 8-K filed on September 29, 2005, and incorporated herein by reference).

10.13       First Amendment to Nonrecourse Promissory Note dated November 8, 2005 between Home Solutions Restoration of Louisiana, Inc. and Florida Environmental Restoration Services, Inc. (filed as Exhibit 4.01 to the Company's Current Report on Form 8-K filed on November 10, 2005, and incorporated herein by reference).

10.14*     Employment Agreement dated September 27, 2005, between Home Solutions Restoration of Louisiana, Inc., and Fernando Nava. +

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

HOME SOLUTIONS OF AMERICA, INC.

Dated: November 14, 2005 By: /s/ FRANK J. FRADELLA
Frank J. Fradella
Chairman, President & Chief Executive Officer

Dated: November 14, 2005 By: /s/ RICK J. O'BRIEN
Rick J. O'Brien
Chief Financial Officer