Form 10KSB
period 2005-12-31
HOME SOLUTIONS OF AMERICA INC
filed 2006-03-31
CIK 855424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)
[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 0-22388

HOME SOLUTIONS OF AMERICA, INC.
(Name of Small Business Issuer in Its charter)
Delaware	99-0273889
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

1500 Dragon Street, Suite B, Dallas, Texas	75207
(Address of Principal Executive Offices)	(Zip Code)

(214) 623-8446
(Issuer's Telephone Number)
Securities registered under Section 12(b) of the Exchange Act:

Title Of Each Class	Name Of Each Exchange On Which Registered

Common Stock, Par Value $0.001 per share	The American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, Par Value $0.001 Per Share (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes         X               No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B  contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ]

State issuer's revenues for its most recent fiscal year: $72,348,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (35,902,271 shares of common stock) on March 30, 2006, was approximately $247,008,000 based upon the closing sale price of the common stock ($6.88 per share) as quoted on the American Stock Exchange on March 30, 2006.  For purposes of this response, officers, directors and holders of 10% or more of the registrant's common stock are considered affiliates of the registrant at that date.

The number of shares outstanding of the registrant's common stock, $0.001 par value per share, as of March 30, 2006 was 36,023,357 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 9 through 12 and Item 14 of Part III of this Form 10-KSB is incorporated by reference from the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended December 31, 2005.

Transitional Small Business Disclosure Format: Yes                                                                    No         X

HOME SOLUTIONS OF AMERICA, INC.
FORM 10-KSB
Table of Contents

            PRELIMINARY NOTE: This Annual Report on Form 10-KSB contains forward-looking statements relating to our goals, beliefs, plans or current expectations and other statements that are not historical facts. For example, when we use words such as "project," "believe," "anticipate," "plan," "expect," "estimate," "intend," "should," "would," "could" or "may," or other words that convey uncertainty of future events or outcome, we are making forward-looking statements. We refer you to the caption entitled "Trends, Risks and Uncertainties" in Item 6 of Part II for important factors that could cause actual results to differ materially from those indicated by our forward-looking statements made in this annual report on Form 10-KSB and in any documents incorporated by reference. Forward-looking statements represent our current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements made by us.

PART I
(Dollars and Shares in Thousands, Except Per Share Data)

Item 1.        Description of Business.

Overview

Home Solutions of America, Inc., a Delaware corporation, ("Home Solutions" or the "Company") is a provider of recovery, restoration and rebuilding/remodeling services to commercial and residential areas that are (i) prone to flooding, hurricanes, tornados, fires or other naturally occurring and repetitive weather emergencies; and/or (ii) experiencing robust housing development.  Our operations are in the South, Gulf Coast regions and California.

 Our business segments consist of three integrated service offerings:  (i) Recovery, (ii) Restoration and (iii) Rebuilding/Remodeling.  Our Recovery services, which are provided through our wholly owned subsidiary, Home Solutions Restoration of Louisiana, Inc. ("HSR of Louisiana") and, to a lesser extent, through our wholly owned subsidiary, PW Stephens, Inc. ("PWS"), include first response clean up and removal of debris, drying and dehumidification, and preparing affected areas for the next stage of restoration and rebuilding.  Our Restoration business segment includes PWS and our wholly owned subsidiary, Fiber Seal Systems, L.P. ("FSS").  Services presently included in our Restoration business segment involve water and fire restoration services, air decontamination, and removal of mold, asbestos and lead paint provided through PWS, and cleaning, drying, and deodorization of carpet and furniture as well as moving and storage services provided through FSS.  Our Rebuilding/Remodeling products and services currently consist of the production and installation of custom kitchen cabinets and countertops provided through our wholly owned subsidiary, Southern Exposure Unlimited of Florida, Inc. and its 50%-owned subsidiary, SouthernStone Cabinets, Inc. (collectively, "Southern Exposure") and the installation of custom marble and granite countertops through our wholly owned subsidiary, Cornerstone Building and Remodeling, Inc. ("Cornerstone").

Growth Strategy

 Our growth strategy is to target markets that are (i) prone to flooding, hurricanes, tornados, fires or other naturally occurring and repetitive weather emergencies; and/or (ii) experiencing robust housing development, and penetrate these markets through internal growth of our existing operating subsidiaries and a well-executed acquisition program to expand our service offerings.   From November 2002 through December 31, 2005, we completed five acquisitions.  We recently implemented our initiative to expand into the hardest hit areas of the 2005 hurricane season by forming HSR of Louisiana, a wholly owned subsidiary, and acquiring substantially all of the assets of Florida Environmental Remediation Services, Inc. ("FERS") in September of 2005.  Initially, the services provided by these operations will involve the drying, dehumidifying, clean up and removal of debris at many of the hurricane-affected locations prior to commencing Recovery/Restoration Services.  We expect the recovery, restoration and rebuilding effort associated with the 2005 hurricanes to happen in stages and last between two to five years.  We plan to take advantage of the opportunity to service these areas through each stage with each of our Recovery, Restoration and Rebuilding/Remodeling service offerings.

Service Offerings

Our business consists of three integrated service offerings:  (i) Recovery; (ii) Restoration; and (iii) Rebuilding/Remodeling.  We believe that the natural progression of our business offerings in markets affected by weather-related emergencies, from Recovery, to Restoration, to Rebuilding/Remodeling, increases our opportunities across all three service offerings.

               Recovery

With our recent expansion into the Louisiana area through our completion of the FERS acquisition, we are a first responder to clean up activities after weather-related emergencies.  We have significant ongoing operations throughout impacted areas in Florida, Louisiana, Mississippi, and Texas.  We and FERS (prior to its acquisition by HSR of Louisiana) also provided recovery services in Florida during the 2004 hurricane season, which we believe will position us to generate revenue in our Restoration and Rebuilding/Remodeling segments in the Florida markets.  As of December 2005, we employed approximately 226 trained leased employees who provide onsite first response technical services in these markets through contracts with commercial and residential clients.  Our Recovery services include providing initial set up services in an impacted area (including power, lodging, and training) and then providing the drying, dehumidification, cleanup and removal of debris from commercial and residential areas to prepare the areas for the next stage of restoration.  We provide these services on an hourly rate to our commercial and residential clients, principally as a subcontractor to customers providing additional services in these markets.  We intend to pursue bids on recovery services contracts with insurance agencies and government branches and agencies.  Although we believe that we will provide recovery services in the future to insurers and government agencies directly or indirectly, there is no assurance that we will win any of these contracts.

              Restoration

The following details the types of Recovery/Restoration Services we provide:

    Fire and Water Damage Restoration: We provide trained employees to respond to fire, water and weather-related emergencies, to inspect structural members and contents damaged by water, to determine the likelihood or extent of mold growth, and to provide immediate cleaning, drying, moving, storage, and deodorization, among other services.  As most cases of mold are associated with excess moisture, we believe that our Recovery services' response to event-related damage will provide additional revenue opportunities for our Restoration segment.  The cost and time requirements of restoration projects can vary dramatically from case-to-case.

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

           Rebuilding/Remodeling

Through Southern Exposure and Cornerstone, we offer cabinet and countertop installation services.  Our wholly owned subsidiary, Southern Exposure, manufactures and installs a high-end product line of cabinets and countertops.  Our position in this market was strengthened in March 2005 through the acquisition of Cornerstone, which installs custom marble and granite countertops for residential customers.  Currently, we manufacture and install cabinets and kitchen countertops for Centex Corp. ("Centex"), a public company homebuilder, in its southwest Florida market.  We also install granite countertops for Home Depot, Inc. ("Home Depot") in Florida, Georgia, Alabama and South Carolina, and for Lowes Companies, Inc., ("Lowes") in Florida. The Lowes and Home Depot contracts may be terminated at any time upon notice to us.  Furthermore, Home Depot and Lowes are not obligated to use our services under these contracts.  We have no contract with Centex, and Centex is not obligated to buy our products or use our services.

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

Competition

Recovery: The Recovery services business segment is highly fragmented and evolving.  We believe there are relatively few barriers to market entry, because little to no physical infrastructure is necessary.  Accordingly, we expect that competition in our Recovery business segment will increase.  Currently, our competitors in the Recovery services segment include PDG Environmental, Inc. and RG America, Inc., as well as a number of private companies.

Restoration;Rebuilding/Remodeling.  We compete against numerous local providers, as well as national providers, including Steamatic, Inc. and The ServiceMaster Company.  Locally, we compete against numerous family controlled operations as well as larger regional operations.  Competitors in our specialty cabinet section of our Rebuilding/Remodeling business segment include Masco Corporation and Imperial Industries, Inc.  We expect additional competitors as the market for specialty residential services continues to grow and due to the lack of significant barriers of entry into the residential services field.

Regulatory Matters

General

Portions of our operations, particularly our Recovery and Remediation business segments, are highly regulated and subject to a variety of federal and state laws, including environmental laws, which require that we obtain various licenses, permits and approvals.  We must obtain and maintain various federal, state and local governmental licenses, permits and approvals in order to provide our services.  We believe we are in material compliance with all applicable licensing and similar regulatory requirements.  However, we cannot assure you that we can maintain our licenses or registrations in the states in which we currently do business, or that we can obtain licenses or registrations required by any states in which we may desire to expand our business.

Environmental Regulation

Portions of our business are heavily regulated by federal, state and local environmental regulations, including those promulgated under the Environmental Protection Agency.  These federal, state and local environmental laws and regulations govern the discharge of hazardous materials into the air and water, as well as the handling, storage, and disposal of hazardous materials and the remediation of contaminated sites.  Our businesses may involve working around and with volatile, toxic and hazardous substances and other regulated substances.  We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures; however, we cannot predict the effect on our operations of possible future environmental legislation or regulations.

Employees

As of December 31, 2005, we had an aggregate of 483 employees, including leased employees. None of these employees were  represented by collective bargaining agreements.

Business Background

Corporate Information

Home Solutions is a Delaware corporation with principal executive offices located at 1500 Dragon, Suite B, Dallas, Texas 75207.  Our website is operating at www.homcorp.com.  Our Chairman of the Board and Chief Executive Officer is Frank Fradella, our President and Chief Operating Officer is Rick J. O'Brien and our Senior Vice President and Chief Financial Officer is Jeffrey M. Mattich.

Company History; Acquisitions

The Company was incorporated in Delaware on January 8, 1998, for the purpose of serving as the successor corporation of EIF Holdings, Inc., a Hawaii corporation, pursuant to a reincorporation merger that was completed in June 1998.  During 1999 and most of 2000, the Company, then named U S Industrial Services, Inc., operated through its wholly owned subsidiaries as a multi-state service company specializing in industrial cleaning services, including soil and groundwater remediation, and hazardous material management and clean up.

From February 2002 until November 2002, the Company, then named Nextgen Communications Corp., had no significant operations.

In September 2002, we adopted a new corporate strategy of acquiring or generating projects that focus on providing specialty residential services to homeowners.   In December 2002, in connection with the implementation of our residential services strategy, our stockholders approved a change of our corporate name to Home Solutions of America, Inc.  In November 2002, Home Solutions closed its first acquisition as part of this strategy, acquiring PW Stephens, Inc.; a provider of indoor air contaminates removal services for homeowners in California.  The aggregate purchase price was approximately $13,400, which we paid with cash, promissory notes, the assignment of certain promissory notes owed to us, and the issuance of a warrant to purchase 293 shares of our common stock at an exercise price of $0.01 per share.  PWS has a twenty-year operating history of providing indoor air contaminate removal services for residential and light commercial clients.

In July 2003, Home Solutions closed the acquisition of Fiber Seal Systems, L.P., a provider of cleaning and fabric protection services based in Dallas, Texas.  FSS provides cleaning and fabric protection services through both company-owned and over 40 licensed locations across the United States.  We paid approximately $1,621 for FSS, including the issuance of 300 shares of our common stock, the issuance of a warrant to purchase 250 shares of our common stock at an exercise price of $2.00 per share and the issuance of a note for $520.

In July 2003, we acquired Central Texas Residential Services, Inc. ("CTRS").  We paid approximately $769 for CTRS, including the issuance of 850 shares of our common stock.  The acquisition of CTRS was rescinded in October 2003; no revenues were generated during this timeframe, and the consideration paid was returned to the Company.

In December 2003, Home Solutions closed the acquisition of Southern Exposure Unlimited of Florida, Inc. and related companies, a provider of cabinet and countertop installation services based in Fort Myers, Florida.  The purchase price was approximately $12,172, including $2,000 in cash, $5,968 in promissory notes issued to the seller, $2,500 in common stock and $1,704 in acquisition costs.  Southern Exposure provides cabinet and countertop installation services to homebuilders and homeowners throughout southwestern Florida.

On March 31, 2005, Home Solutions acquired Cornerstone Building and Remodeling, Inc.  Cornerstone, which has headquarters in Fort Myers, Florida, near the headquarters of the Company's Southern Exposure subsidiaries, is engaged in the business of installing custom marble and granite countertops and remodeling projects for residential customers.  The purchase price was approximately $8,079 including $1,700 in cash, $1,600 in a promissory note issued to the seller, $3,335 in common stock and $1,444 in acquisition costs.

Simultaneously, Cornerstone entered into an Exclusive Supply Agreement with Cornerstone Granite & Marble Wholesale, Inc. (the "Supplier"), an affiliate of Mr. Leeber, whereby Cornerstone committed to purchase its marble and granite inventory exclusively from the Supplier for the next twenty years, and the Supplier committed to provide Cornerstone with pricing based on the Supplier's direct costs plus 20%, or such lower price that the Supplier offers any other customer. We paid $1,350 in common stock to the supplier as consideration for this agreement.

On September 27, 2005, our wholly owned subsidiary, HSR of Louisiana, acquired substantially all of the assets of Florida Environmental Remediation Services, Inc., a restoration company operating in Florida, Louisiana and Mississippi.  The aggregate purchase price for the assets was $16,461 consisting of (i) an $11,000 nonrecourse promissory note issued by HSR of Louisiana, which was paid in full in December 2005, (ii) a warrant issued by Home Solutions exercisable for 1,053 shares of common stock, which becomes exercisable at an exercise price of $0.001 per share when during the period of from September 27, 2005 to September 27, 2006, HSR Louisiana met or exceeded $20,000 in gross billings related to the acquired assets, which was earned by December 31, 2005 and was valued at $4,719, and (iii) $742 in acquisition costs.  Additionally, FERS may earn additional compensation in cash or Home Solutions' Common Stock, at the option of HSR of Louisiana, in an amount equal to 10% of the excess of HSR of Louisiana's EBITDA related to the acquired assets that exceeds $15,000 in each of fiscal years 2006 and 2007.

In connection with the acquisition, on September 27, 2005, HSR of Louisiana entered into a three-year employment agreement and subsequent three-year con-compete agreement with Fernando Nava.  Mr. Nava is the former President and Chief Executive Officer of FERS.  The company is amortizing the assigned value over six years.

Home Solutions expects to continue its growth strategy by seeking additional strategic acquisitions.

Item 2.    Description of Property.

In October 2002, the Company purchased the office building that served at that time as its corporate offices, consisting of approximately 8 square feet of office space, at 11850 Jones Road Houston, Texas 77070.  The purchase price of the building was $1,000, including $250 paid by issuance to the seller of 152 shares of our common stock and $750 financed through a first-lien mortgage provided by an affiliate of one of our stockholders. The $750 note was paid in full in December 2005. In May 2004, the Company moved its corporate headquarters to Dallas, Texas in a leased office building co-located with FSS.  In November 2005, the Company and FSS moved their corporate headquarters to their current joint location, a leased office building located at 1500 Dragon Street, Suite B, Dallas, Texas 75207.  The lease for our corporate headquarters expires in 2011 with a monthly rate of $6. The office is suitable for its purposes and is expected to accommodate the Company's needs for the foreseeable future.  The Company currently has listed for sale the Houston, Texas building and land, which has a net book value of $840, and is actively marketing the property.

As of December 31, 2005, PWS leased its headquarters in Huntington Beach, California and had two additional offices in Fremont, California and El Cajon, California.  These lease agreements expire in 2006 to 2007.  The combined monthly rate for these offices in $14.

As of December 31, 2005, Southern Exposure leased its headquarters in Fort Myers, Florida.  The office, which is suitable for Southern Exposure's need and is in good condition, is leased from the former owner of Southern Exposure, who is now an affiliate of the Company, at a monthly rate of $10.  The lease agreement expires in 2006.

               As of December 31, 2005, Cornerstone leased its headquarters in Fort Myers, Florida. The office, which is suitable for Cornerstone's needs and is in good condition, is leased from the former owner of Cornerstone, who is now the President of Cornerstone and an affiliate of the Company, at a monthly rate of $12.  The lease agreement expires in 2006.

              As of December 31, 2005, HSR of Louisiana leased its headquarters in Mandeville, LA and leased a Florida office in Fort Lauderdale. Both of these leased properties are suitable for HSR Louisiana's needs and are in good condition.  These lease agreements expire in 2008 and 2006, respectively, with a monthly combined rate of $15.

Item 3.    Legal Proceedings.

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  We currently are not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Item 4.   Submission of Matters to a Vote of Security Holders.

                None.

PART II

(Dollars and Shares in Thousands, Except Per Share Data)

Item 5.   Market for Common Equity, and Related Stockholder Matters.

Market Prices

                The common stock of the Company is traded on the American Stock Exchange listed under the symbol "HOM."  The following table sets forth, for the fiscal quarters indicated, the range of the high and low sales prices for the Company's common stock as reported by the American Stock Exchange.

Fiscal Year ended December 31, 2005:	High	Low

Quarter ended December 31, 2005	$6.70	$4.36
Quarter ended September 30, 2005	5.29	1.32
Quarter ended June 30, 2005	1.67	1.26
Quarter ended March 31, 2005	1.69	1.47

Fiscal Year ended December 31, 2004:	High	Low

Quarter ended December 31, 2004	$1.76	$1.40
Quarter ended September 30, 2004	1.68	1.15
Quarter ended June 30, 2004	1.67	1.30
Quarter ended March 31, 2004	2.10	1.39

Stockholders

                As of March 27, 2006, the Company had approximately 169 record holders of its common stock, as reflected on the books of the Company's transfer agent.  A significant number of shares were held in street name and, as such, the Company believes that the actual number of beneficial owners is significantly higher.

Dividends

            The Company has not established a policy to pay dividends, nor has it paid any dividends on its common stock from its inception.  We plan to reinvest all profits in our business, and we do not anticipate that we will adopt any policy to pay dividends in the foreseeable future.  Furthermore, the Company's ability to pay dividends to holders of its Common Stock is restricted by the terms of certain financing arrangements.  Any payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including restrictions imposed by financing arrangements, the Company's earnings, financial condition, capital requirements and debt covenants, and the tax treatment consequences of paying dividends.

Sale of Unregistered Securities

                In addition to other issuances of unregistered securities disclosed in current reports on Form 8-K during the fourth quarter of 2005, the Company issued the following shares of its common stock without registration under the Securities Act of 1933, as amended (the "Securities Act") during the fourth quarter of 2005:

 1. On October 5, 2005, the Company issued 175 shares of common stock to a service provider in connection with consulting services rendered under a financial advisory services agreement;

 2. On November 1, 2005 the Company issued 798 shares of common stock to Laurus Master Fund, Ltd. related to the conversion of $1,500 of a convertible note payable at a conversion price of $1.88 per share;

 3. On November 3, 2005, the Company issued 8 shares of common stock to a service provider upon the exercise of warrants at an exercise price of $ 0.95 per share, for total consideration of $7;

 4. On November 15, 2005, the Company issued 24 shares of common stock to a service provider upon the exercise of 50 warrants at an exercise price of $3.00 per share in a cashless exercise; and

 5. On November 21, 2005, the Company issued 532 shares of common stock to Laurus Master Fund, Ltd. related to the conversion of $1,000 of a convertible note payable at a conversion price of $1.88 per share.

                The securities were issued by the Company in reliance on the exemptions from registration contained in Section 4(2) of the Securities Act, on the basis that the issuances did not involve public offerings of securities.

Equity Compensation Plans
 The following table summarizes as of December 31, 2005, the shares of common stock authorized for issuance under our equity compensation plans:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	4,731	0.86	1,886
Equity compensation plans not approved by security holders	3,140	2.49	-
Total	7,871	1.51	1,886

Item 6.    Management's Discussion and Analysis or Plan of Operation.

General

Use of Estimates and Critical Accounting Policies

                In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income or loss from operations, and net income or loss, as well as on the value of certain assets on our consolidated balance sheet.  We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management.  While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include receivable reserves, recoverability of long-lived assets, revenue recognition, stock-based compensation, and recoverability of goodwill and other intangible assets.  In addition, please refer to Note 1 to the accompanying consolidated financial statements for further discussion of our accounting policies.

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

Deferred Taxes

                 We have reversed our valuation allowance as we now expect to realize all of our net deferred tax assets. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance.  If actual results differ unfavorably from these estimates used, we may not be able to realize all of our deferred tax assets.  Such realization could negatively impact our operating results.

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

Stock-Based Compensation

We used the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, as amended, "Accounting for Stock Issued to Employees."   We account for non-employee stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."  At December 31, 2005, we had two stock-based employee compensation plans, which are described more fully in Note 9 of the accompanying consolidated financial statements.  We account for those plans under the recognition and measurement principles of APB 25, and related interpretations.  We have applied the disclosure provisions in SFAS No. 148 in its consolidated financial statements and the accompanying notes.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS 123(R) supersedes APB No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  The provisions of this statement are effective for the Company as of January 1, 2006.  The Company expects to adopt SFAS 123(R) in the first fiscal quarter of 2006.

SFAS No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123(R) also establishes accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations.  Upon adoption of SFAS No. 123(R), the Company will be required to determine the transition method to be used at the date of adoption.  The allowed transition methods are the modified prospective application and the modified retrospective application.  Under the modified prospective application, the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date will be recognized as the requisite service is rendered on or after the required effective date.  The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123.  The modified retrospective application requires companies to record compensation expense for all unvested stock options and restricted stock beginning with the first disclosed period restated.  The Company plans to adopt SFAS 123(R) using the modified prospective application.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have a negative impact on the Company's results of operations, although it will have no impact on its overall financial position.  The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share in Note 1 to the Company's consolidated financial statements.  SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature.  The requirement will reduce net operating cash flows and increase net financing cash flows in periods of adoption.

Results from Continuing Operations - Year ended December 31, 2005 compared to year ended December 31, 2004

Net Sales

    Recovery/Restoration Services
                The revenue for our Recovery/Restoration Services segment for the year ended December 31, 2005 was $37,142, compared to $16,566 for the year ended December 31, 2004.  The increase was primarily due to the acquisition of the FERS assets by HSR of Louisiana effective September 1, 2005.  HSR of Louisiana provides hurricane recovery work in Florida, Louisiana, Mississippi, and Texas. Sales of PWS and FSS increased $1,656 over sales in 2004.  In 2005, PWS continued recovery/restoration work resulting from the 2004 hurricane season.

    Rebuilding/Remodeling
              The revenue for our Rebuilding/Remodeling segment for the year ended December 31, 2005 was $30,993, compared to $14,555 for the year ended December 31, 2004.  The increase was due primarily to the Cornerstone acquisition effective March 31, 2005. Southern Exposure sales increased $5,004, primarily due to increased product demand from its principal customer.

Costs of Sales

    Recovery/Restoration Services
                Costs of sales for our Recovery/Restoration Services segment for the year ended December 31, 2005 were $18,642, compared to $7,937 for the year ended December 31, 2004.  Recovery/Restoration Services total cost of sales increased primarily due to the HSR of Louisiana acquisition of the FERS assets effective September 30, 2005. Recovery/Restoration gross margins were 50% and 48% for the years ended December 31, 2005 and 2004, respectively. The increase in cost of sales from 2004 was due primarily to higher costs of sales experienced for the recovery/restoration work performed by HSR in the Southeastern United States.

 Rebuilding/Remodeling
                   Costs of sales for our Rebuilding/Remodeling segment for the year ended December 31, 2005 were $19,730 compared to $8,781 for the year ended December 31, 2004. The increase in total costs of sales was due to the Cornerstone acquisition effective March 31, 2005 and the increase in Southern Exposure sales. Southern Exposure gross margins for the years ended December 31, 2005 and 2004 were 40% and 40% respectively.

Selling, General and Administrative Expenses

    Recovery/Restoration Services
                 Selling, general and administrative expenses were $6,642 for the year ended December 31, 2005, compared to $6,097 for the year ended December 31, 2004.  The increase of $545 from 2004 was due primarily to the HSR acquisition of the FERS assets effective September 30, 2005. Selling, general and administrative expenses as a percentage of revenues were 18% and 37% for the years ended December 31, 2005 and December 31, 2004, respectively.

    Rebuilding/Remodeling
                  Selling, general and administrative expenses were $5,379 for the year ended December 31, 2005, compared to $2,140 for the year ended December 31, 2004.  This increase was due to the Cornerstone acquisition effective March 31, 2005. Selling, general and administrative expenses as a percentage of revenues were 17% and 15% for the years ended December 31, 2005 and December 31, 2004, respectively. The administrative costs of Cornerstone were slightly higher than Southern Exposure because of the higher administrative cost to service residential customers of Cornerstone, and Cornerstone's expansion in 2005 to service additional Home Depot stores.

    Corporate
                  Corporate general and administrative expenses were $4,464 for the year ended December 31, 2005 as compared to $2,119 for the year ended December 31, 2004. The increase of $2,345 was due primarily to the variable stock option expense of $952, increased salaries and payroll taxes of $1,000, and stock compensation expense of $257. Corporate expenses as a percentage of revenues were 7% and 7% for the years ended December 31, 2005 and December 31, 2004, respectively.

Other Income (Expense)

                  Interest expense was $3,351 for the year ended December 31, 2005, compared to $930 for the year ended December 31, 2004. The increase of $2,421 was primarily related to the mezzanine debt issue cost amortization of $1,791 and the associated interest of $518. Other income was $97 in 2005, compared to $224 in 2004. The year ended December 31, 2004 included a one-time gain of $129 related to the forgiveness of debt. Interest income was $61 for the year ended December 31, 2005, compared to $38 for the year ended December 31, 2004.  The increase in interest income in 2005 was related to the investment of private placement proceeds.

 Discontinued Operations

                During the year ended December 31, 2005, the Company's management committed to a plan to dispose of certain assets and liabilities of its building and remodeling division. The disposal will allow the Company to focus on supporting higher margin opportunities.

               Net sales from discontinued operations for the year ended December 31, 2005 were $4,213, cost of sales were $3,844 and selling, general and administrative expenses were $2,559. Gross margin was 9%. There were no comparable amounts in 2004 as the division was acquired in 2005.

Liquidity and Capital Resources

            The Company's existing capital resources as of December 31, 2005, consisted of cash and accounts receivable totaling $28,810 compared to cash and accounts receivable of $6,624 as of December 31, 2004. The Company believes that the financing arrangements that the Company currently has are sufficient to sustain operations throughout the next twelve months; however, if the Company pursues its growth strategy and engages in additional acquisitions, it expects that additional financing will be necessary.

             In March 2006, the Company obtained a $10,000 revolving line of credit ("Line of Credit") from a financial institution. The annual interest rate is at the financial institution's prime rate of interest less one quarter of one percent (0.25%). The initial interest rate on the Line of Credit on March 6, 2006 was equal to 7.25%. Interest payments on the outstanding principal balance of the Line of Credit are due monthly beginning on April 1, 2006. The Line of Credit expires, and all outstanding principal must be repaid to the financial institution, on September 1, 2007. The borrowings from the Line of Credit will be used for working capital purposes.

Subject to the provisions of the Line of Credit, the Company can borrow, repay and reborrow principal under the Line of Credit from time to time during its term. The principal amount outstanding under the Line of Credit may not exceed the lesser of (a) $10,000 or (b) an amount equal to two times the Company's free cash flow for the immediately preceding two calendar quarters ("the Credit Limit"). For purposes of the Line of Credit, the Company's free cash flow is defined for each period of determination as (a) net income plus the sum of interest, depreciation and amortization, less (b) distributions or dividends, less (c) accounts receivable of the Company and its subsidiaries unpaid 180 days or more after invoice date, plus (d) reserves specifically established against the receivables described in (e) to the extent such reserves are deducted in determining net income for the period in question. In connection with the Line of Credit, the Company paid the financial institution a commitment fee in the amount of $100. The Company is also obligated to pay an unused facility fee on the daily average unused amount of the Line of Credit equal to one-half of one percent (0.5%) per annum, calculated and payable quarterly in arrears.

The Line of Credit is secured by substantially all of the assets of the Company and its subsidiaries and the capital stock of such subsidiaries pursuant to a Pledge and Security Agreement. The Line of Credit is guaranteed by the subsidiaries of the Company pursuant to a Guaranty Agreement.

Under the Line of Credit, the financial institution has agreed to issue letters of credit meeting the requirements of the financial institution set forth in the Line of Credit for the benefit of the Company in an amount not to exceed $2,000 in the aggregate, and subject to the amount of cash advanced under the Line of Credit plus amounts outstanding under the letters of credit not being in excess of the Credit Limit. Pursuant to the terms of the Line of Credit, for each letter of credit issued by the financial institution, Home Solutions agrees to pay a letter of credit fee equal to one and one-half percent (1.5%) of the face amount of the letter of credit, but not less than $5, plus other fees charged under the financial institution's then-current policies.

The Line of Credit contains covenants, including financial covenants, with which the Company must comply. The financial covenants include current assets to current liabilities ratio and a debt service coverage ratio. With certain exceptions, the Company is prohibited under the Line of Credit from incurring any debt or permitting any liens to be placed on its assets or the assets of its subsidiaries. Under the terms of the Line of Credit, the Company has agreed not to take certain actions, including becoming a party to a merger or consolidation, acquiring assets, and subject to certain exceptions, issuing securities.

On November 23, 2005 and December 1, 2005 the Company entered into subscription agreements (the "Subscription Agreements") with certain accredited investors (the "Investors") in connection with the proposed private placement (the "Offering") of 4,850 units (the "Units") consisting of 4,850 shares of common stock, par value $.001 per share ("Common Stock") of the Company and purchase warrants exercisable for 970 shares of Common Stock (the "Purchase Warrants"). Each Unit consists of one (1) share of Common Stock and Purchase Warrants exercisable for a 0.20 share of Common Stock, at a price of $5.50 per Unit.

On November 30, 2005, the Company closed the Offering of all 4,850 Units.  The total purchase price for the Units, prior to deduction of Offering expenses and placement agent fees and expenses, were approximately $26,700.  After deduction of Offering expenses and Placement Agent fees and expenses, the net proceeds to the Company were approximately $24,600.

The proceeds of the Offering were used by the Company to repay outstanding debt obligations, for working capital and otherwise for general business purposes.

Each Purchase Warrant is exercisable at any time after the closing date upon surrender of the Purchase Warrant to the Company, payment of the exercise price and completion of an exercise notice.  The Purchase Warrants have a five year term, and have an exercise price of $5.50 per share.

In 2005, the Company raised $7,000 in a private placement of mezzanine debt with Petra Mezzanine Fund, L.P. ("Petra"), Laddcap Value Partners L.P. ("Laddcap") and Patriot Capital, L.P. ("Patriot"), as further described below.

Petra Note.  The Company issued a promissory note to Petra in the principal amount of $4,000 and issued a warrant to Petra exercisable for 533 shares of the Company's common stock at an exercise price of $0.01 per share.  The Company incurred $1,116 in related debt issue costs ($294 cash, $822 non-cash). The non-cash costs of $822 represented the relative fair value of the warrant and such costs were amortized to interest expense.  In December 2005, the Company paid the Petra Note and accrued interest payable in full and amortized the remaining debt issue costs.

Laddcap Note.  The Company issued a promissory note to Laddcap in the principal amount of $500, and issued a warrant to Laddcap exercisable for 67 shares of the Company's common stock at an exercise price of $0.01 per share.  The Company incurred $117 in related debt issue costs ($14 cash, $103 non-cash). The non-cash costs of $103 represented the relative fair value of the warrant and such costs were amortized to interest expense.  In December 2005, the Company paid the Laddcap Note and accrued interest payable in full and amortized the remaining debt issue costs.

Patriot Note.  The Company issued a promissory note to Patriot in the principal amount of $2,300, and issued a warrant to Patriot exercisable for 333 shares of the Company's common stock at an exercise price of $0.01 per share. The Company incurred $518 in related debt issue costs ($149 cash, $369 non-cash). The non-cash costs of $369 represented the relative fair value of the warrant and such costs were amortized to interest expense. In December 2005, the Company paid in full the Patriot Note and accrued interest payable and amortized the remaining debt issue costs.

All three notes earned interest at 12% per annum, were secured by the all the assets of the Company, PWS and Cornerstone and had a five-year term. The net proceeds from the notes were used to pay a portion of a seller note issued to Anthony Leeber, Jr., in the Cornerstone acquisition and to inject working capital into Cornerstone.  All three notes were paid in full in December 2005 with the proceeds from a private placement.

In 2005, The Company received $6,050 related to the exercise of 6,123 options and warrants.

During the year ended December 31, 2005, the Company used net cash from operating activities of $4,676 including net income of $7,185, due primarily to increases in accounts receivable.

The Company's investing activities used net cash of $1,381 primarily offset by the Cornerstone acquisition and the purchase of property and equipment.

The Company's net cash from financing activities of $13,154 was primarily due to net proceeds from preferred stock issuance, stock option exercises, stock issuances, warrant exercise and notes payable. Cash flow outlays were for principal payments on long-term debt and capital leases, distributions to a minority stockholder and payments on a note payable to a related party.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether or to what extent any of such risks may be realized, nor are there any assurances that the Company has identified all possible risks that might arise.  Our revenues are derived from specialty Recovery, Restoration and Rebuilding/Remodeling products and services.  There are numerous and varied risks known and unknown that may prevent us from achieving our goals.  Some of these risks are set forth below.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

We did not begin operations of our current business concept until November 2002 and through December 31, 2005, we have completed five acquisitions.  We have a limited operating history in our current combined form, which makes it difficult to evaluate our business on the basis of historical operations.  Also, our operating subsidiary HSR of Louisiana, which accounted for a significant portion of our revenue in 2005 and is anticipated to account for a significant portion of our revenue in fiscal year 2006, became operational through the acquisition of substantially all of the assets of FERS in September 2005.  As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data.  Reliance on the historical results of our acquisition targets may not be representative of the results we will achieve, particularly in our combined form.  Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses.  If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

Our results of operations have not been consistent, and we may not be able to maintain profitability.

We incurred a consolidated net loss of ($702) for the year ended December 31, 2003, yet we achieved a consolidated net profit of $2,563 for the year ended December 31, 2004 and a net profit of $7,185 for the year ended December 31, 2005.  Our management believes that our current business plan will be successful and that we will continue to maintain and grow profitability; however, our business plan is speculative and unproven.  Although our revenues grew substantially due to our growth strategy and we achieved a profit in the years ended December 31, 2004 and December 31, 2005, there is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will sustain profitability now or in the future.  If we incur significant operating losses, our stock price may decline, perhaps significantly.

Our business depends on the demand for recovery, restoration and rebuilding/remodeling services, and if the demand for those services decreases, our revenues could decline.

                Our business depends upon the demand for Recovery, Restoration and Rebuilding/Remodeling services that we provide primarily to residential home owners.  Because of our significant emphasis on the residential market, we would be adversely affected by any slowdown in the growth of, or reduction in demand for, residential services.  Demand for our Recovery services is event-based and depends upon the frequency and intensity of natural disasters and the type and scope of damage to residential properties.  Additionally, demand for all of our services depends on numerous factors, including: the amount and growth of household income;the financial condition of homeowners, and whether a homeowner's insurance policy is available to pay the cost of our services;the need for the remediation of indoor air contaminates, cleaning services, fabric protection and fire/water damage restoration; changes in mortgage rates and decreases in housing growth in markets where the Company operates; and general economic conditions.

If demand for the services that we provide decreases, then we may experience a decline in sales resulting in decreased profits.  If demand for our services decreases and our management fails to implement appropriate adjustments, then our profitability could suffer and the price of our common stock could decline.

A significant portion of our Rebuilding/Remodeling business segment is dependent upon relationships with three customers.

Our Rebuilding/Remodeling business segment currently consists of the manufacture and installation of custom kitchen cabinets and countertops.  These products and services are offered to residential customers primarily through furnish and installation contracts with Home Depot and Lowes, and through a relationship with Centex.  The Lowes and Home Depot contracts may be terminated at any time upon notice to us.  Furthermore, Home Depot and Lowes are not obligated to use our services under these contracts.  We have no contract with Centex, and Centex is not obligated to buy our products or use our services.  If Home Depot or Lowes terminates their contract with us, or if Home Depot, Lowes or Centex choose not to buy our products or use our services, we would experience an immediate detrimental impact on our Rebuilding/Remodeling business segment, resulting in a material detrimental effect on our results of operations.

We may engage in acquisitions, which will consume resources and may be unsuccessful or unprofitable.

We have pursued, and we intend to continue to pursue, a strategy of acquiring businesses that fit within our business model.  However, acquisitions are not always successful or profitable.  Any future acquisitions could expose us to risks, including risks associated with assimilating new operations and personnel; diversion of resources from our existing businesses; inability to generate revenues sufficient to offset associated acquisition costs; and risks associated with the maintenance of uniform standards, controls, procedures and policies.  Acquisitions may also result in additional expenses from amortizing acquired intangible assets.  If we attempt an acquisition and are unsuccessful in its completion, we will likely incur significant expenses without any benefit to our Company.  If we are successful in completing an acquisition, the risks and other problems we face may ultimately make the acquisition unprofitable.  Failed acquisition transactions and underperforming completed acquisitions would burden us with significant costs without any corresponding benefits to us, which could cause our stock price to decrease, perhaps significantly.

We expect that we will need to raise additional funds, and these funds may not be available when we need them.

We believe that we will need to raise additional monies in order to fund our growth strategy and implement our business plan.  Specifically, we expect that we will need to raise additional funds in order to pursue rapid expansion, develop new or enhanced services and products, and acquire complementary businesses or assets.  Additionally, we may need funds to respond to unanticipated events that require us to make additional investments in our business.  There can be no assurance that additional financing will be available when needed on favorable terms, or at all.  If these funds are not available when we need them, then we may need to change our business strategy and reduce our rate of growth.

We must effectively manage the growth of our operations, or our Company will suffer.

Our ability to successfully implement our business plan requires an effective planning and management process.  If funding is available, we intend to increase the scope of our operations and acquire complimentary businesses.  Implementing our business plan will require significant additional funding and resources.  If we grow our operations, we will need to hire additional employees and make significant capital investments.  If we grow our operations, it will place a significant strain on our management and our resources.  If we grow, we will need to improve our financial and managerial controls and reporting systems and procedures, and we will need to expand, train and manage our workforce.  Any failure to manage any of the foregoing areas efficiently and effectively would cause our business to suffer.

We face competition from numerous sources and competition may increase, leading to a decline in revenues.

We compete primarily with well-established companies, many of which we believe have greater resources than Home Solutions.  We believe that barriers to entry in the recovery, restoration and rebuilding/remodeling services sectors are not significant and start-up costs are relatively low, so our competition may increase in the future.  New competitors may be able to launch new businesses similar to ours, and current competitors may replicate our business model, at a relatively low cost.  If competitors with significantly greater resources than ours decide to replicate our business model, they may be able to quickly gain recognition and acceptance of their business methods and products through marketing and promotion.  We may not have the resources to compete effectively with current or future competitors.  If we are unable to effectively compete, we will lose sales to our competitors and our revenues will decline.

Our failure to comply with federal and state environmental laws and regulations could result in fines or injunctions, which could materially impair the operation of our business.

Portions of our business are heavily regulated by federal, state and local environmental laws and regulations, including those promulgated under the Environmental Protection Agency.  These federal, state and local environmental laws and regulations govern the discharge of hazardous materials into the air and water, as well as the handling, storage, and disposal of hazardous materials and the remediation of contaminated sites.  Our businesses may involve working around and with volatile, toxic and hazardous substances and other regulated substances.  We may become liable under these federal, state and local laws and regulations for the improper characterization, handling or disposal of hazardous or other regulated substances.  We may become subject to claims for personal injury or property damage related to accidents, spills, and exposure to hazardous substances that are related to our business.  It is possible that some of our operations could become subject to an injunction which would impede or even prevent us from operating that portion of our business.  Any significant environmental claim or injunction could have a material adverse impact on our financial condition.  Additionally, environmental regulations and laws are constantly changing, and changes in those laws and regulations could significantly increase our compliance costs and divert our human and other resources from revenue-generating activities.

The failure to obtain and maintain required governmental licenses, permits and approvals could have a substantial adverse effect on our operations.

Portions of our operations, particularly our Recovery and Remediation business segments, are highly regulated and subject to a variety of federal and state laws, including environmental laws which require that we obtain various licenses, permits and approvals.  We must obtain and maintain various federal, state and local governmental licenses, permits and approvals in order to provide our services.  We may not be successful in obtaining or maintaining any necessary license, permit or approval.  Further, as we seek to expand our operations into new markets, regulatory and licensing requirements may delay our entry into new markets, or make entry into new markets cost-prohibitive.  We cannot assure you that we will be able to obtain or, once obtained, maintain our licenses or registrations in any states where we are required to be licensed or registered to operate our business.  Our activities in states where necessary licenses or registrations are not available could be curtailed pending processing of an application, and we may be required to cease operating in states where we do not have valid licenses or registrations.  We could also become subject to civil or criminal penalties for operating without required licenses or registrations.  These costs may be substantial and may materially impair our prospects, business, financial condition and results of operation.

If the Company fails to maintain adequate insurance, our financial results could be negatively impacted.

We carry standard general liability insurance in amounts determined to be reasonable by our management.  We are also covered through standard worker's compensation insurance against claims by our employees for injuries and other conditions contacted while on the job.  Although we believe we are adequately insured, if we fail to adequately assess our insurance needs or if a significant amount of claims are made by workers or others, there can be no assurance that the amount of such claims will not exceed our available insurance, resulting in a material negative impact on our financial results.  This could have an adverse impact on the price of our common stock.

We are heavily dependent on our senior management, and a loss of a member of our senior management team could cause our stock price to suffer.

If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected.  Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals, including our Chief Executive Officer, President and our Chief Financial Officer.  We cannot guarantee that we will be successful in retaining the services of these or other key personnel.  If we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

Our inability to hire, train and retain qualified employees could cause our financial condition to suffer.

The success of our business is highly dependent upon our ability to hire, train and retain qualified employees.  We face competition from other employers for laborers, and the availability of labor is limited, particularly in areas serviced by our Recovery services.  We must offer a competitive employment package in order to hire and retain employees, and any increase in competition for labor may require us to increase wages or benefits in order to maintain a sufficient work force, resulting in higher operation costs.  Additionally, we must successfully train our employees in order to provide high quality services.  In the event of high turnover or a labor shortage, we may experience difficulty in providing consistent high-quality services.  These factors could adversely affect our results of operations.

If we fail to comply with the rules under Sarbanes-Oxley related to accounting controls and procedures or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments.  We are in the process of documenting and testing our internal control procedures, and we may identify material weaknesses in our internal control over financial reporting and other deficiencies.  If material weaknesses and deficiencies are detected, it could cause investors to lose confidence in our Company and result in a decline in our stock price.  In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.  In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

              We may be unable to pay our debts when due, which could materially impact our profitability and our stock price.

Historically we have incurred debt in order to pursue our acquisition strategy, and we will likely incur additional debt in the future as we continue to implement our business plan, which involves engaging in strategic acquisitions.  There is no guarantee that revenues from operations will be sufficient to pay our debts as they become due.  We may need to attract new investors or lenders in order to refinance existing debt or incur new debt, and we may not be successful in doing so.  Even if we are able to attract new investors or lenders or otherwise obtain additional financing, we could still suffer financial hardships if unexpected expenses arise or if revenues fail to meet our expectations.  If we fail to obtain financing or attract other investors, our results of operations may suffer, resulting in a decline in the price of our common stock.

SPECIFIC RISKS RELATED TO RECOVERY SERVICES

Our subsidiaries, HSR of Louisiana and, to a lesser extent, PWS, are involved in providing Recovery services to disaster-ravaged areas.  Our management has identified certain risks which it believes relate specifically to our Recovery operations, which are set forth below.

The need for Recovery services is unpredictable and depends upon the nature and extent of weather-related emergencies.

Our Recovery services are significantly impacted by the frequency and intensity of weather-related emergencies, which causes this segment of our business to fluctuate.  Historically, the nature and frequency of weather-related emergencies has fluctuated between periods of relative calm, as compared to periods with weather-related events of greater frequency or intensity.  In a period with few weather-related emergencies or in which weather-related emergencies cause comparatively less damage, we expect our revenues from this business segment to decline.  Although emergencies and disasters will always occur, we cannot predict the frequency of occurrence, where they will occur, and the extent of damage that will result.  All of these factors impact the need for Recovery services.  If the need for Recovery services decline, our results of operations could suffer.

If we fail to win contracts from insurers and federal, state and local governments, it may impede our ability to grow our Recovery services.

The end users of our Recovery services currently consist primarily of large commercial businesses and homeowners which have the funds and resources to begin recovery of their properties which have been damaged in natural disasters.  We believe that individuals and smaller commercial businesses who have experienced damage or destruction to their homes and properties, but do not have the resources to respond immediately, will rely upon insurance companies and federal, state and local governments to assist them in repairing their properties.  We intend to pursue bids on recovery services contracts with insurance agencies and government branches and agencies.  Although we believe that we will provide recovery services in the future to insurers and government agencies directly or indirectly, there is no assurance that we will win any of these contracts.  Some of our competitors may have better resources than we do or may have long standing relationships that will place us at a competitive disadvantage in winning the contracts.  If we are unsuccessful in obtaining insurance and government contracts, it may impede the ability of our Recovery services business to continue to grow, which could result in a reduction in revenues and a decline in the price of our common stock.

HSR of Louisiana is dependent upon two customers for substantially all of its business.

Currently, over 90% of the revenues of HSR of Louisiana are derived from contracts with two customers, which rely upon HSR of Louisiana as a subcontractor to provide recovery services to the Louisiana areas devastated by Hurricane Katrina.  These contracts are terminable at any time.  Furthermore, there is no requirement under these contracts that these customers continue to use our services.  If one or both of these customers terminate their contracts with us or decide not to use our services, we might not be able to replace our business quickly enough in order to retain our employees or continue seamless operations.  Furthermore, a termination of one or both of these contracts could result in significant disruptions to our business, increased expenses, and lost revenues, all of which could cause our profits to decline.  Furthermore, as time passes, businesses and workers are returning to Louisiana and our competition is anticipated to increase.  Accordingly, there is no guaranty that we would be able to replace our current level of revenues if either of these contracts are terminated, which may have a material adverse effect on our financial condition.

RISKS RELATED TO OUR COMMON STOCK

Our management believes that measurable risks exist in connection with an investment in our common stock, some of which are described below.

Sales of large quantities of our Common Stock could reduce the price of our common stock.

In January 2006, the Company registered 4,850 shares of our common stock with the SEC. In March 2004, the Company registered 10,533 shares with the SEC.  When these shares are sold in the public market, it could cause the market price of our common stock to drop by increasing the total number of shares offered for sale to the public.  An overabundance of available shares in the market may limit the price growth potential of our Common Stock even if our business is doing well, because the available supply may exceed the demand for our shares.  This phenomenon may impair our ability to raise needed capital by reducing the price at which we could sell our common stock.  In addition, the Company may seek future financings that involve the issuance of equity securities or instruments convertible into or exchangeable for equity securities and any such future financings may further reduce the price of our common stock.

Our common stock could be delisted from the American Stock Exchange ("AMEX") if we do not comply with the AMEX continued listing standards.

Our common stock is listed on the AMEX, and to maintain our listing we must meet certain continued listing standards.  If our Common Stock was delisted from the AMEX for any reason, it would reduce our liquidity and could seriously reduce the value of our Common Stock, reduce our ability to raise additional financing, limit our use of equity instruments to satisfy outstanding obligations, and limit our ability to attract qualified employees.

The current public market for our Common Stock is limited and highly volatile, which generally affects the price of our common stock.

We have only been listed on AMEX since June 2003, and trading activity in our common stock should be considered sporadic, illiquid and highly volatile.  An active trading market for our common stock may not exist in the future.  Even if a market our common stock continues to exist, investors may not be able to resell their common stock at or above the purchase price for which they purchased such shares.

Because of our low stock price, we may become subject to "penny stock" regulations, which place restrictions on the trading of our common stock.

The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5 per share, subject to certain exemptions.  Our trading price has historically ranged from $1 to $3 per share in the fiscal years ended December 31, 2003 and December 31, 2004, although our trading prices have increased recently.  Regardless of our current trading price, we are currently exempt from complying with the SEC's penny stock regulations because our common stock is listed for trading on AMEX.  However, we could become subject to the penny stock regulations if we are delisted from AMEX or if the SEC expands the coverage of its penny stock regulations so that AMEX listing is no longer an exemption.  The penny stock regulations provide that unless an exemption is available, a penny stock transaction must be preceded by the delivery of a disclosure schedule explaining the penny stock market and its risks.  In addition, under these regulations broker/dealers who recommend penny stocks to persons other than established customers and certain accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to the proposed transaction prior to the sale.  If we become subject to penny stock regulations, it would be more difficult for investors to purchase or sell our common stock due to the additional restrictions imposed by those regulations, which could reduce our stock price.

Effects of anti-takeover provisions could inhibit potential investors or delay or prevent a change of control that may favor stockholders.

Some of the provisions of our certificate of incorporation, our bylaws and Delaware law could, together or separately:

  discourage potential acquisition proposals;
  delay or prevent a change in control; and
  limit the price that investors might be willing to pay in the future for shares of our common stock.

In particular, our Board of Directors is authorized to issue up to 999 shares of preferred stock and debt instruments with rights and privileges that might be senior to our common stock, without the consent of the holders of the common stock.  The issuance of preferred stock and debt instruments could cause the price of our common stock to decline, even if our business is doing well.

We have not paid dividends in the past, and do not anticipate paying dividends in the future.

We have not paid or declared cash dividends to the holders of our common stock, and do not intend to do so in the foreseeable future.  We intend to use any excess funds from our operations to operate and grow our Company.  We cannot assure you that we will ever pay dividends to the holders of our common stock.

Item 7.    Financial Statements.

                The audited financial statements are annexed to this report, commencing on page F-i.

Item 8.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

                None

Item 8A.   Controls and Procedures.

Disclosure Controls and Procedures

                As of December 31, 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.  No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2005.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS

The Company's management, including the CEO, COO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

Item 8B.  Other information

                  None

PART III

Item 9.    Directors and Executive Officers of the Registrant.

The information relating to directors, executive officers, and compliance with Section 16(a) of the Exchange Act contained in the Company's definitive proxy statement to be delivered to stockholders in connection with the 2006 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

Item 13.   Exhibits.

2.1

Agreement and Plan of Merger, dated March 2, 1998 between US Industrial Holdings, Inc. and EIF Holdings, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 29, 1998 and incorporated herein by reference).

2.2

Partnership Interest Purchase Agreement, dated July 31, 2003, by and among Home Solutions of America, Inc., FSS Holding Corp., Grassmere Computer Products, Inc., and Merritt Computer Products, Inc. (filed as Exhibit 2.15 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, and incorporated herein by reference).

.2.3	Stock Purchase Agreement and Plan of Reorganization dated July 10, 2003, by and among Home Solutions of America, Inc., Jeffrey Hawkins, and CTRS Holding Corp. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 22, 2003, and incorporated herein by reference).
2.4	Partnership Interest Purchase Agreement, dated July 31, 2003, by and among Home Solutions of America, Inc., FSS Holding Corp., Grassmere Computer Products, Inc., and Merritt Computer Products, Inc. (filed as Exhibit 2.15 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, and incorporated herein by reference).
2.5	Repurchase Option Agreement, dated July 31, 2003, by and among Home Solutions of America, Inc., FSS Holding Corp., Grassmere Computer Products, Inc., and Merritt Computer Products, Inc. (filed as Exhibit 2.16 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, and incorporated herein by reference).
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

2.7

Plan of Merger and Stock Purchase Agreement, dated February 6, 2004, by and among Home Solutions of America, Inc., Southern Exposure Holdings, Inc., S.E. Acquisition Corp. I, S.E. Acquisition Corp. II, Southern Exposure Unlimited of Florida, Inc., S.E. Tops of Florida, Inc., Dale W. Mars, and Dale W. Mars, Trustee for the Dale W. Mars Trust Dated 7-16-97 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 9, 2004, and incorporated herein by reference)..

2.8

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

2.13

Amended and Restated Promissory Note, in the original principal amount of $800,000, dated June 2, 2004, issued by Home Solutions of America, Inc. and P.W. Stephens, Inc. to Jane C. Barber (filed as Exhibit 2.27 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, and incorporated herein by reference).

17

2.14

Secured Promissory Note, in the original principal amount of $1,550,000, dated June 2, 2004, issued by TFW Inc. to Jane C. Barber, as assigned to Home Solutions of America, Inc. on June 2, 2004 (filed as Exhibit 2.28 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, and incorporated herein by reference).

2.15

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

2.17

Letter Agreement, dated June 30, 2005, by and among between Home Solutions of America, Inc., Cornerstone Building and Remodeling, Inc., and Anthony Leeber, Jr. (filed as Exhibit 2.13 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, and incorporated herein by reference).

2.18

Asset Purchase Agreement dated September 27, 2005, by and among Home Solutions Restoration of Louisiana, Inc., Home Solutions of America, Inc., Florida Environmental Remediation Services, Inc., Fernando Nava and Mike D. Lane (filed as Exhibit 4.01 to the Company's Current Report on Form 8-K filed on September 29, 2005 and incorporated herein by reference).

2.19

Promissory Note dated September 27, 2005 in the principal amount of $11,000,000.00, issued by Home Solutions Restoration of Louisiana, Inc. to Florida Environmental Remediation Services, Inc. (filed as Exhibit 4.02 to the Company's Current Report on Form 8-K filed on September 29, 2005, and incorporated herein by reference).

2.20

Warrant Certificate dated September 27, 2005, issued by Home Solutions of America, Inc. to Florida Environmental Remediation Services, Inc. (filed as Exhibit 4.03 to the Company's Current Report on Form 8-K filed on September 29, 2005, and incorporated herein by reference).

2.21

First Amendment to Nonrecourse Promissory Note dated November 8, 2005 between Home Solutions Restoration of Louisiana, Inc. and Florida Environmental Remediation Services, Inc. (filed as Exhibit 4.01 to the Company's Current Report on Form 8-K filed on November 10, 2005, and incorporated herein by reference).

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

3.5	Bylaws of the Company, as amended on April 2, 2001 (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, and incorporated herein by reference).
10.1

Stock Purchase Warrant, dated July 18, 2005, issued by Home Solutions of America, Inc. to Patriot Capital, L.P. (filed as Exhibit 10.48 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, and incorporated herein by reference).

10.2

Secured Convertible Minimum Borrowing Note Series B, dated August 18, 2005, in the original principal amount of $1,500,000, issued to Laurus Master Fund, Ltd. by Home Solutions of America, Inc. (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-3 filed on August 29, 2005, and incorporated herein by reference).

18

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

10.10*	Employment Agreement dated September 27, 2005, between Home Solutions Restoration of Louisiana, Inc., and Fernando Nava. +
10.11

Form of Subscription Agreement between Home Solutions of America, Inc. and the Investors,  dated as of November 22, 2005 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 29, 2005 and incorporated herein by reference).

10.12

Form of Purchase Warrant issued by Home Solutions of America, Inc. to the Investors, dated as of November 30, 2005 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 29, 2005 and incorporated herein by reference).

10.13

Form of Registration Rights Agreement among Home Solutions of America, Inc., Sanders Morris Harris Inc., and the Investors, dated as of November 30, 2005 (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on November 29, 2005 and incorporated herein by reference).

10.14

Placement Agent Agreement between Home Solutions of America, Inc., and Sanders Morris Harris Inc. dated as of November 18, 2005 (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed on November 29, 2005 and incorporated herein by reference).

10.15

Placement Agent Warrant issued by Home Solutions of America, Inc. to Sanders Morris Harris Inc., dated as of November 30, 2005 (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K filed on November 29, 2005 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. +
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. +
32.1	Section 1350 Certifications. +

* Denotes a management contract or compensatory plan or arrangement.

+ Filed herewith.

19

Item 14.  Principal Accountant Fees and Services.

The information relating to our principal accountant's fees and services contained in the Proxy Statement is incorporated herein by reference.

20

SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME SOLUTIONS OF AMERICA, INC.

Dated: March 31, 2006 By: /s/ FRANK J. FRADELLA
Frank J. Fradella
Chief Executive Officer

Dated: March 31, 2006 By: /s/ JEFFREY M. MATTICH
Jeffrey M. Mattich
Chief Financial Officer

                In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2006 By: /s/ FRANK J. FRADELLA
Frank J. Fradella, Director, Chairman of the Board, President and Chief Executive Officer

Dated: March 31, 2006 By: *
Michael S. Chadwick, Director

Dated: March 31, 2006 By: *
Willard W. Kimbrell, Director

Dated: March 31, 2006 By: *
Patrick A. McGeeney, Director

Dated: March 31, 2006 By: *
Charles P. McCusker, Jr, Director

Dated: March 31, 2006 By: *
Mark W. White, Director

* By: /s/ RICK J. O'BRIEN
Rick J. O'Brien
Attorney-in-Fact
21

 HOME SOLUTIONS OF AMERICA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

INDEX

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED BALANCE SHEET	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS	F-3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY	F-4 - F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-6 - F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8 - F-29

F-i

Report of Independent Registered Public Accounting Firm

To The Board Of Directors
HOME SOLUTIONS OF AMERICA, INC.

We have audited the accompanying consolidated balance sheet of HOME SOLUTIONS OF AMERICA, INC. (the "Company") as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with Standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HOME SOLUTIONS OF AMERICA, INC. as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Corbin & Company, LLP

Corbin & Company, LLP

Irvine, California
March 29, 2006

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005
(In Thousands, Except Per Share Data)

ASSETS
Current assets:
Cash	$8,225
Accounts receivable, net of allowance for doubtful accounts of $70	20,585
Current portion of note receivable	361
Inventories	1,026
Current assets of discontinued operations held for sale	767
Prepaid expenses and other current assets	1,041
Assets held for sale	840
Total current assets	32,845

Property and equipment	2,466
Intangibles, net	9,501

Goodwill	41,882

Note receivable, net of current portion	525

Non-current assets of discontinued operations held for sale	391

Deferred tax asset	793

Other assets	264
$88,667
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,267
Current portion of debt	3,382
Current portion of capital lease obligations	76
Current liabilities of discontinued operations held for sale	1,216
Total current liabilities	10,941
Long-term liabilities:
Debt, net of current portion	1,363
Non-current liabilities of discontinued operations held for sale	158
Capital lease obligations, net of current portion	117
Minority interest	483
Total liabilities	13,062

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value, 50,000 shares authorized; 35,510 shares issued and outstanding	36
Additional paid-in capital	90,122
Accumulated deficit	(14,553)
Total stockholders' equity	75,605
$88,667

The accompanying notes are an integral part of these consolidated financial statements.

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Years Ended
	December 31,
	2005	2004

Net sales	$68,135	$31,121

Costs and expenses:
Cost of sales	38,372	16,718
Selling, general and administrative expenses	16,485	10,356
	54,857	27,074

Operating income	13,278	4,047

Other income (expense):
Loss on sale of assets	(76)	(17)
Interest income	61	38
Interest expense	(3,351)	(930)
Other income	97	224
Total other expense, net	(3,269)	(685)

Income from continuing operations before income taxes and minority interest	10,009	3,362

Income taxes	446	219

Minority interest	(933)	(580)

Income from continuing operations	8,630	2,563
Loss from discontinued operations, net of tax benefit	(1,445)	-

Net income	$7,185	$2,563

Net income (loss) available to common shareholders per share:
Basic:
Income from continuing operations	$0.34	$0.11
Loss from discontinued operations, net of tax benefit	(0.06)	-
Net income	$0.28	$0.11
Diluted:
Income from continuing operations	$0.30	$0.10
Loss from discontinued operations, net of tax benefit	(0.05)	-
Net income	$0.25	$0.10

Weighted average number of common shares outstanding:
Basic	23,210	16,393
Diluted	26,315	17,192

The accompanying notes are an integral part of these consolidated financial statements.

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands)

	Preferred Shares		Common Shares		Additional Paid-in	Accumulated	Total Stockholders'

	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2004	-	$ -	14,164	$ 14	$ 37,515	$ (22,778)	$ 14,751
Issuance of shares for services	-	-	150	-	158	-	158
Issuance of shares in lieu of dividends payable	-	-	6 0	-	75	-	75
Issuance of shares for exercise of warrants	-	-	293	1	2	-	3
Issuance of shares for officer bonus	-	-	85	-	113	-	113
Issuance of shares for SE acquisition	-	-	1,757	2	(2)	-	-
Issuance of shares for conversion of debt	-	-	111	-	150	-	150
Issuance of preferred stock, net of cash issuance costs	0.120	-	-	-	2,878	-	2,878
Estimated value of beneficial conversion feature from issuance of debt	-	-	-	-	155	-	155
Issuance of shares for conversion of Series A preferred stock	(0.012)	-	240	-	-	-	-
Amortize preferred stock issue and beneficial conversion cost	-	-	-	-	640	(640)	-
Preferred stock dividends payable	-	-	-	-	-	(159)	(159)
Estimated fair market value of warrants granted for proposed acquisition	-	-	-	-	595	-	595

Net income						2,563	2,563

Balance, December 31, 2004	0.108	$ -	16,860	$ 17	$ 42,279	$ (21,014)	$ 21,282

Issuance of shares for services	-	-	50	-	68	-	68
Issuance of shares in lieu of dividends payable	-	-	156	-	209	-	209
Compensation expense related to variable stock option pricing	-	-	-	-	952	-	952
Estimated fair value of warrants earned by seller of FERS assets	-	-	-	-	4,719	-	4,719
Issuance of shares for exercise of warrants and options	-	-	5,346	5	6,045	-	6,050
Issuance of shares for supply agreement	-	-	1,000	1	1,349	-	1,350
Estimated fair value of warrants issued for debt private placement	-	-	-	-	1,294	-	1,294
Issuance of shares for Cornerstone acquisition	-	-	2,821	3	3,805	-	3,808
Issuance of shares for conversion of debt and interest payable	-	-	2,225	2	3,848	-	3,850
Amortize preferred stock issuance and beneficial conversion costs	-	-	-	-	587	(587)	-
Issuance of shares for FERS acquisition	-	-	175	1	427	-	428
Preferred stock dividends payable	-	-	-	-	-	(137)	(137)
Issuance of shares for conversion of Series A preferred stock	(0.068)	-	1,360	1	(1)	-	-
Issuance of shares for conversion of Series B preferred stock	(0.040)	-	667	1	(1)	-	-
Issuance of stock for private placement, net of costs	-	-	4,850	5	24,542	-	24,547
Net income	-	-	-	-	-	7,185	7,185
Balance, December 31, 2005	$ -	$ -	35,510	$ 36	$90,122	$ (14,553)	$ 75,605

                                        The accompanying notes are an integral part of these consolidated financial statements.

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31, 2005	Year Ended December 31, 2004
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net income	$7,185	$2,563
Adjustments to reconcile net income
to net cash (used in) provided by operating activities:
Depreciation and amortization	3,403	1,102
Deferred tax benefit	(2,475)	-
Provision for doubtful accounts	(53)	40
(Gain) loss on sale of assets	76	17
Minority interest in income of consolidated subsidiary	933	580
Stock-based compensation	952	113
Gain on extinguishment of debt	-	(129)
Changes in operating assets and liabilities, net of acquisitions :

Accounts receivable	(13,162)	(985)
Prepaid expenses and other current assets	(490)	(382)
Inventories	304
Other assets	(102)	135
Accounts payable and accrued expenses	(852)	(344)
Due to related party	(395)	24

Net cash (used in) provided by operating activities	(4,676)	2,734

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	-	45
Payments received on notes receivable	431	165
Costs incurred for pending acquisition	-	(96)
Purchase of Southern Exposure, including acquisition costs	-	(4,951)
Cash acquired in FERS acquisition, net of acquisition costs	612	-
Purchase of Cornerstone, including acquisition costs	(2,171)	-
Purchases of property and equipment	(253)	(256)
Net cash used in investing activities	(1,381)	(5,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on line of credit	-	(519)
Net payments on notes payable to related party	(750)	(425)
Principal payments on debt and capital leases	(24,581)	(4,754)
Proceeds from private placement of common stock, net of costs	24,547	-
Proceeds from notes payable, net of cash issuance costs	8,579	3,778
Proceeds from preferred stock, net of cash issuance costs	-	2,878
Proceeds from notes payable to related party	-	175
Distributions to minority stockholder	(691)	(377)
Proceeds from exercise of warrants and options	6,050	3
Net cash provided by financing activities	13,154	759

NET INCREASE (DECREASE) IN CASH	7,097	(1,600)

CASH AT BEGINNING OF PERIOD	1,128	2,728

CASH AT END OF PERIOD	$8,225	$1,128

	Year Ended
	December 31,
Cash paid for:	2005	2004
Interest	$1,177	$534
Income taxes	$2,418	$180

Supplemental schedule of non-cash investing and financing activities:
Issuance of notes payable for acquisitions	$12,600	$-
Issuance of stock for conversion of debt and interest	$3,850	$150
Fixed assests acquired through capital lease obligations	$137	$56
Conversion of preferred stock to common stock	$2	$-
Fixed assets acquired through debt	$130	$12
Preferred dividend accrual	$137	$159
Fair value of warrants issued with debt	$1,294	$250
Reduction of notes payable for settlement of obligations	$-	$171
Disposal of assets for settlement of accounts payable	$-	$18
Issue of stock for acquisitions	$4,236	$-
Issuance of stock for supply agreement	$1,350	$-
Debt assumed in acquisitions	$2,040	$-
Amortization of preferred stock issuance costs and beneficial conversion feature
as preferred stock dividends	$587	$640
Fair value of warrants issued in acquisitions	$4,719	$595
Issuance of notes payable secured by note receivable	$-	$1,482
Fair value of warrants issued in connection with preferred stock
and beneficial conversion feature of preferred stock	$-	$1,358
Shares and options/warrants issued for prepaid consulting	$-	$158
Increase of goodwill due to adjustments to net assets acquired	$-	$73
Issuance of common stock for preferred dividends	$209	$75
Increase in goodwill due to deferred tax liability	$1,682	$-

The accompanying notes are an integral part of these consolidated financial statements.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
     December 31, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Description and Nature of Operations

Home Solutions of America, Inc. ("we," "us," "Home Solutions," or the "Company"), a Delaware corporation, is a provider of recovery, restoration and rebuilding/remodeling services to commercial and residential areas that are (i) prone to flooding, hurricanes, tornados, fires or other naturally occurring and repetitive weather related emergencies; and/or (ii) experiencing robust housing development. Our growth strategy is to capitalize on the growing demand for our suite of Recovery, Restoration and Rebuilding/Remodeling services. We seek to expand our core service offerings through the future acquisition of strategic, specialized, profitable and well-managed residential service companies with a proven history of internal growth.

Our business segments consist of three integrated service offerings: (i) Recovery, (ii) Restoration and (iii) Rebuilding/Remodeling.  Our Recovery services, which are provided through our wholly owned subsidiary, Home Solutions Restoration of Louisiana, Inc. ("HSR of Louisiana") and, to a lesser extent, through our wholly owned subsidiary, PW Stephens, Inc. ("PWS"), include first response clean up and removal of debris, drying and dehumidification, and preparing affected areas for the next stage of restoration and rebuilding.  Our Restoration business segment includes PWS and our wholly owned subsidiary, Fiber Seal Systems, L.P. ("FSS").  Services presently included in our Restoration business segment involve water and fire restoration services, air decontamination, and removal of mold, asbestos and lead paint provided through PWS, and cleaning, drying, and deodorization of carpet and furniture as well as moving and storage services provided through FSS.  Our Rebuilding/Remodeling products and services currently consist of the production and installation of custom kitchen cabinets and countertops provided through our wholly owned subsidiary, Southern Exposure Unlimited of Florida, Inc. and its 50%-owned subsidiary, SouthernStone Cabinets, Inc. (collectively, "Southern Exposure") and the installation of custom marble and granite countertops through our wholly owned subsidiary, Cornerstone Building and Remodeling, Inc. ("Cornerstone").

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Home Solutions of America, Inc. and its wholly and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.   The minority owner's interest in Southernstone Cabinets, Inc. has been reflected as minority interest in the accompanying consolidated balance sheet.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, the realizability of accounts and note receivable, inventories, recoverability of long-lived assets and valuation of deferred tax assets.  Actual results could differ from these estimates.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
December 31, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Assets Held for Sale

The Company currently has a building and land for sale with a net book value of $840 that was its former administrative headquarters. The Company is actively marketing the property.  The property is recorded at the lower of cost or market.  During the year ended December 31, 2005 the Company recorded a $100 impairment charge to the carrying value of the asset, which is recorded in other income (expense).

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and receivables. The Company places its cash with high quality financial institutions and at times may exceed the Federal Deposit Insurance Corporation ("FDIC") $100 insurance limit. At December 31, 2005, the Company had approximately $4,234 in these accounts in excess of the FDIC insurance limits.

The Company offers its services primarily in the states of California, Texas, Louisiana, Mississippi and Florida, and it extends credit based on an evaluation of a customer's financial condition, generally without collateral. Exposure to losses on accounts receivable is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, if required. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

Two customers accounted for approximately 17% and 23% of total sales for the year ended December 31, 2005. One customer accounted for approximately 52% of accounts receivable as of December 31, 2005. In 2004, one customer accounted for approximately 28% of total sales and the same customer accounted for 14% of accounts receivable as of December 31, 2004.

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

Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows.  The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management.  At December 31, 2005, the Company's management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

Intangibles

 Identifiable assets and liabilities acquired in connection with business acquisitions accounted for under the purchase method are recorded at their respective fair values. The Company is amortizing the identifiable intangibles over their estimated useful lives, ranging from 6 to 15 years.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
December 31, 2005

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

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows (see Note 2):

Balance as of January 1, 2004	$19,715
Goodwill adjustments related to the SE net assets acquired	138
Balance as of December 31, 2004	19,853

Goodwill acquired during the year	22,029

Balance as of December 31, 2005	$41,882

The Company performed an impairment test on goodwill as of December 31, 2005.  Based on its analysis as of December 31, 2005, the Company's management believes there is no impairment of its goodwill.  There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue, which could result in impairment of goodwill in the future.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as revised by SAB 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectibility is probable. Sales are recorded net of sales discounts.

PWS, FSS, and HSR of Louisiana recognize revenue at the time the contract and related services are performed.

Southern Exposure and Cornerstone recognize revenue for product sales at the time the related products are accepted by the customer. These subsidiaries recognize revenue for installation jobs upon complete installation of the cabinets and inspection by the customer. Deferred revenue represents amounts billed to customers and collected prior to completion of the cabinets and inspection by the customer.

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

Beneficial Conversion Feature

The convertible feature of a note payable (see Note 7) and preferred stock (See Note 9) provides for a rate of conversion that is below market value. This feature is normally characterized as a beneficial conversion feature ("Beneficial Conversion Feature"), which is recorded by the Company, pursuant to Emerging Issues Task Force ("EITF") Issue No. 98-5 ("EITF 98-05"), "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5  to Certain Convertible Instruments."

   HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
December 31, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS 123(R) supersedes APB No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  The provisions of this statement are effective for the Company as of January 1, 2006.  The Company expects to adopt SFAS 123(R) in the first fiscal quarter of 2006.

SFAS No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123(R) also establishes accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations.  Upon adoption of SFAS No. 123(R), the Company will be required to determine the transition method to be used at the date of adoption.  The allowed transition methods are the modified prospective application and the modified retrospective application.  Under the modified prospective application, the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date will be recognized as the requisite service is rendered on or after the required effective date.  The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123.  The modified retrospective application requires companies to record compensation expense for all unvested stock options and restricted stock beginning with the first disclosed period restated.  The Company plans to adopt SFAS 123(R) using the modified prospective application.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, as amended, "Accounting for Stock Issued to Employees." and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have a negative impact on the Company's results of operations, although it will have no impact on its overall financial position.  The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share in Note 1 to the Company's consolidated financial statements.  SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature.  The requirement will reduce net operating cash flows and increase net financing cash flows in periods of adoption.

The Company accounts for non-employee stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation."  At December 31, 2005, the Company has two stock-based employee compensation plans, which are described more fully in Note 9.  During the years ended December 31, 2005 and 2004, compensation expense of $952 and $0, respectively, was recognized in the accompanying statement of operations for options issued to employees below market value pursuant to APB No. 25.  No other stock option-based employee compensation cost is reflected in the 2005 and 2004 statements of operations, as all other options granted in 2005 and 2004 under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the dates of grant.  The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

	Year Ended December 31, 2005	Year Ended December 31, 2004
Net income as reported	$7,185	$2,563
Total stock-based employee compensation expense under
APB 25, net of related tax effects	581	-
Total stock-based employee compensation expense under fair
value based method for all awards, net of related tax effects	(1,546)	(970)

Pro forma net income	$6,220	$1,593

Net income per common share - as reported
Basic	$0.28	$0.11
Diluted	$0.25	$0.10

Net income per common share - pro forma
Basic	$0.24	$0.10
Diluted	$0.21	$0.09

 Issuance of Stock for Non-cash Considerations

All issuanances of the Company's stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and have been valued at the market value of the shares issued. In certain issuances, the Company may discount the value assigned to the shares issued for illiquidity and restriction on resale.

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

Other Income

During the year ended December 31, 2004, the Company recognized income of $129 from the release and discharge of a promissory note as a result of the acquisition of PWS, as a result of a negotiated settlement. The income is recorded in other income in the accompanying consolidated statement of operations.

Comprehensive Income

During the periods presented, the Company had no items of comprehensive income and, therefore, has not presented a statement of comprehensive income.

Per Share Data

Basic earnings per share ("BEPS") is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period of computation. Diluted earnings per share ("DEPS") give effect to all potential dilutive common shares outstanding during the period of computation. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

The following is a table reconciling BEPS and DEPS and the related weighted average number of shares outstanding for the years ended December 31, 2005 and 2004:

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
December 31, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Year ended December 31, 2005
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$ 7,185
Less: convertible preferred stock dividends	(137)
Amortization of convertible preferred stock issuance costs and beneficial conversion feature	(587)
Income available to common stockholders	6,461	23,210	$ 0.28

Diluted EPS:
Effect of dilutive securities:

Options and warrants	-	3,105

Income available to common stockholders	$ 6,461	26,315	$ 0.25

	Year Ended December 31, 2004
	Numerator (Income)	Denominator (Shares)	Per Share Amount

Basic EPS:
Net income	$ 2,563
Less: Convertible preferred stock dividends	(159)
Amortization of convertible preferred stock issuance costs and beneficial conversion feature	(640)
Income available to common stockholders	1,764	16,393	$ 0.11
Diluted EPS:

Effect of dilutive securities:
Options and warrants	-	799

Income available to common stockholders	$ 1,764	17,192	$ 0.10

Business Segments

During 2005, the Company operated in two segments: Recovery/Restoration Services, including indoor air contamination removal, carpet cleaning, air duct cleaning and fabric protection services for primarily residential properties and Rebuilding/Remodeling, which includes cabinet and countertop installation services.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This statement amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for the exchanges of nommonetary assets that do not have commercial substance, that is, if the future cash flows of the entity are not expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmometary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We anticipate that SFAS No. 153 will not have a material impact on our financial statements.

Reclassifications

Certain reclassifications have been made to prior year amounts in the consolidated financial statements in order to conform to the current year presentation.  These reclassifications have no effect on previously reported results of operations.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
December 31, 2005

NOTE 2 - ACQUISITIONS AND DISPOSITIONS

Cornerstone

Pursuant to a merger agreement, on March 31, 2005, the Company acquired 100% of the capital stock of Cornerstone. The acquisition was accounted for as a purchase.

               The purchase price was comprised of the following:

Cash paid to seller	$1,700
Notes payable	1,600
Common stock issued to seller (2,471 shares)	3,335
Non cash costs (350 shares of common stock and 1,333 warrants issued)	973
Legal, accounting and other costs	471
$8,079

The purchase price was allocated as follows:

Current assets	$2,092
Property and equipment	1,824
Other long-term assets	11
Current liabilities	(5,773)
Long-term liabilities	(1,485)
Estimated fair value of tangible net liabilities assumed	(3,331)
Identifiable intangibles	4,315
Deferred tax liability	(1,682)
Goodwill	8,777
$8,079

Of the acquired intangible assets, $4,315 has been assigned to Cornerstone's customer relationships and non-compete agreement and are subject to amortization based on estimated useful lives of 6-15 years. The remaining amount of acquired intangible assets of $8,777 has been assigned to goodwill (non-deductible income taxes) as of December 31, 2005 in the accompanying consolidated balance sheet.

For each of three consecutive calendar years commencing with 2005, in the event that Cornerstone produces earnings before interest, taxes, depreciation and amortization ("EBITDA") in such calendar year in excess of $2,400, the Company agreed to issue to the seller additional shares of the Company's common stock representing 30% of the EBITDA amount in excess of $2,400 (50% under certain circumstances) and as specified in the merger agreement. In lieu of issuing shares of common stock, the Company has the option of making a cash payment to the seller equal to 30% of the excess EBITDA amount.  There were no amounts earned under this earnout provision in 2005.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
December 31, 2005

NOTE 2 - ACQUISITIONS AND DISPOSITIONS (Continued)

Florida Environmental Services, Inc.

On September 27, 2005, HSR of Louisiana closed the purchase of substantially all of the assets of Florida Environmental Services, Inc., a Florida corporation ("FERS"), a company engaged in recovery services prior to the acquisition. The acquisition was effective on September 1, 2005.  The acquisition was accounted for as a purchase. The purchase price was comprised of the following:

Note payable to seller (paid December 2005)	$11,000
Fair value of warrants (See below)	4,719
Non cash costs (175 shares of common stock)	428
Legal, accounting and other costs	314
$16,461

The cash purchase price was allocated as follows:
Cash	$926
Other current assets	$878
Property and equipment	76
Other long-term assets	2
Current liabilities	(199)
Estimated fair value of tangible net assets acquired	1,683
Indentifiable intangibles	1,526
Goodwill	13,252
$16,461

Of the acquired intangible assets, $1,526 has been assigned to customer relationships and non-compete agreements and are subject to amortization based on an estimated useful life of 6-15 years. The remaining amount of acquired intangible assets of $13,252 been assigned to goodwill, (deductible for income taxes) as of December 31, 2005 in the accompanying consolidated balance sheet.

In connection with the acquisition, Home Solutions issued to, a warrant exercisable for 1,054 shares of Home Solutions' common stock, at an exercise price of $0.001 per share (through December 31, 2006), with an estimated fair value of $4,719, exercisable upon meeting certain targets of profitability or sales.  The warrant was recorded at December 31, 2005 as the required revenue requirements were met.

In addition, FERS is entitled to receive an amount (in cash or restricted common stock, at the Company's option) equal to ten percent (10%) of the excess of the HSR of Louisiana's earnings before interest, taxes, depreciation and amoritization with respect to the acquired assets related to the business, if any, that exceeds $15,000 in each of fiscal years 2006 and 2007, subject to the terms and provisions of the purchase agreement (the "Earnout Amount").

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
December 31, 2005

NOTE 2 - ACQUISITIONS AND DISPOSITIONS (Continued)

The following pro forma information presents the results of operations for year ended December 30, 2005 and December 31, 2004 as though the Cornerstone and FERS acquisitions had occurred on January 1, 2004:

	Years Ended
	December 31,
	2005	2004
Revenue from continuing operations	$ 78,059	38,055
Net Income from continuing operations	9,400	2,388
Basic earnings per share from continuing operations	0.36	0.09
Diluted earnings per share from continuing operations	0.32	0.09

NOTE 3 - NOTE RECEIVABLE

As of December 31, 2005, the Company has a note receivable with a balance of $886. The note receivable required payments to the Company of $15 per week, without interest unless a default occurs, commencing on July 9, 2004, until the note is paid in full.  The note receivable is personally guaranteed by a third party.  The Company recorded this note receivable with an implicit rate of 4.55%. In December 2005, the payment schedule of the note receivable was amended. The Company received a $150 payment in March 2006 to be followed by semi-annual payments of $188 commencing on June 20, 2006 and with a final payment on December 31, 2007.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows at December 31, 2005:

Machinery and equipment	$1,577
Automobile and trucks	1,386
Computer equipment	120
Office equipment, furniture and leasehold improvements	348
Total	3,431
Less: accumulated depreciation and amortization	(965)
Property and equipment, net	$2,466

Depreciation and amortization expense for property and equipment for the years ended December 31, 2005 and 2004 was $568 and $455, respectively.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2005:
Trade name	$4,540
Customer list	4,100
Supply agreement (See Note 9)	1,350
Non-compete agreement	441
Total	10,431
Less: accumulated amortization	(930)
$9,501

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Dollars and Shares in Thousands, Except Per Share Data)
December 31, 2005

NOTE 5 - INTANGIBLE ASSETS (Continued)

During 2005 and 2004 amortization expense totaled $499 and $216, respectively.  The estimated amortization expense for the next five years is as follows:

Years Ending December 31,
2006	$ 683
2007	683
2008	683
2009	683
2010	683

NOTE 6 - LINE OF CREDIT

In 2004, the Company had a credit agreement with a financial institution.  The credit agreement included a term loan, a revolving line of credit and an equipment line of credit.  The credit agreement was guaranteed by the former stockholder of PWS, secured by substantially all PWS assets and contained a provision that required PWS to maintain certain financial covenants. The Company repaid the term loan, revolving line of credit and equipment line of credit facility in full on January 22, 2004 using proceeds from the Laurus financing (see Note 7).

NOTE 7 - DEBT

In  2005, the Company has conducted a number of private placements of mezzanine debt, which are described below.

In March 2005, the Company raised $4,000 in a private placement of mezzanine debt with Petra Mezzanine Fund, L.P. ("Petra").  The original principal amount of the promissory note issued to Petra was $4,000 ("Petra Note") and Petra was also issued a warrant to purchase 533 shares of the Company's common stock for $0.01 per share.  The Petra Note earned interest at 12.0% per annum, was secured by all of the assets of the Company, PWS and Cornerstone and had a five-year term. The Company incurred $1,116 in related debt issue costs ($294 cash, $822 non-cash). The non-cash costs of $822 represent the relative fair value of the warrant. The debt issue costs were amortized to interest expense in 2005. The net proceeds of the loan from Petra were used to pay the cash portion of the purchase price of Cornerstone and to inject working capital into Cornerstone. The Company paid all accrued interest payable and principal in December 2005. At December 31, 2005, Petra had exercised all of its warrants.

In April 2005, the Company raised $500 in a private placement of mezzanine debt with Laddcap Value Partners ("Laddcap"). The original principal amount of the promissory note issued to Laddcap was $500 ("Laddcap Note") and Laddcap was also issued a warrant to purchase 67 shares of the Company's common stock for $0.01 per share.  The Laddcap Note earned interest at 12.0% per annum, was secured by all of the assets of the Company, PWS and Cornerstone and had a five-year term. The Company incurred $117 in related debt issue costs ($14 cash, $103 non-cash). The non-cash costs of $103 represent the relative fair value of the warrant. The debt issue costs were amortized to interest expense in 2005. The net proceeds of the loan from Laddcap were used to inject working capital into Cornerstone. The Company paid all accrued interest payable and principal in December 2005. At December 31, 2005, Laddcap had exercised all of its warrants.

 In May and July 2005, the Company raised $2,500 in a private placement of mezzanine debt with Patriot Capital, L.P. ("Patriot"). The original principal amount of the promissory note issued to Patriot was $2,500 ("Patriot Note") and Patriot was also issued a warrant to purchase 333 shares of the Company's common stock for $0.01 per share.  The Patriot Note earned interest at 12.0% per annum, was secured by all of the assets of the Company, PWS and Cornerstone and had a five-year term. The Company incurred $518 in related debt issue costs ($149 cash, $369 non-cash). The non-cash costs of $369 represent the relative fair value of the warrant. The debt issue costs were amortized to interest expense in 2005. The net proceeds of the loan from Patriot were used primarily to pay a Cornerstone seller note. The Company paid all accrued interest payable and principal in December 2005. At December 31, 2005, Patriot had exercised all of its warrants.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
December 31, 2005

NOTE 7 - DEBT (Continued)

In January 2004, the Company raised $4,000 in a private placement with Laurus Master Fund, Ltd. ("Laurus").  The placement included two promissory notes -- a secured convertible minimum borrowing note in the original principal amount of $1,500 (the "Convertible Note") and a secured revolving note in the original principal amount of $2,500 (together, the "Notes") and 476 warrants, including an additional 50 warrants issued in November 2004 (see below).  The Notes earn interest at the prime rate plus 2.5%, are secured by all of the assets of the Company, and the Convertible Note can be converted into shares of common stock at a conversion of price of $1.88 per share, as amended in connection with certain antidilution provisions as defined.  These notes have a two-year term. The Company incurred $621 in related debt issue costs ($372 cash, $249 non-cash). The non-cash costs of $249 represent the relative fair value of the warrant and the effective beneficial conversion feature of common stock, which will be amortized to interest expense over the term of the related debt instrument along with the debt issue costs. For the years ended December 31, 2005 and 2004, $355 and $263 of debt issue costs, respectively, were amortized. In November 2004, the Company amended the Convertible Note adjusting the conversion price to $1.35 for $1,000 of the note and issued 50 additional warrants.

During the year ended December 31, 2005 and 2004, $3,836 and $150 of debt principal was converted into 2,215 and 111 shares, respectively.

Debt consists of the following at December 31, 2005:

Note payable to SE seller, interest at 2% in excess of one-month LIBOR rate (adjusted on the first day of each calendar quarter beginning January 1, 2004, totaling 6.39% at December 31, 2005), principal and interest payments due quarterly beginning July 1, 2004. The payments shall be greater of (i) the amount of principal and interest that would be payable under a 10-year amortization or (ii) 60% of free cash flow (as defined) of the calendar quarter that precedes the payment date by two calendar quarters, commencing with the calendar quarter ended March 31, 2004, which shall be measured against the calculation set forth above for the payment date of July 1, 2004. The note is secured by a security interest in all the assets and stock of Southern Exposure Unlimited of Florida, Inc. and SE Tops of Florida, Inc. and a first lien on 50% of the stock of SouthernStone Cabinets, Inc. and is subordinated to the Laurus Notes.

$ 2,159

Revolving credit note payable to bank, interest at the higher of the prime rate or the federal funds rate plus 0.5% of 1%, interest only payments paid monthly, paid January 2006, guaranteed by the Company and collaterized by the assets of the Company. At December 31, 2005 the interest rate was 7.25%.	1,321

Convertible minimum borrowing note payable to Laurus Master Fund, Ltd., interest at prime plus 2.5%, but not less than 6.5% (totaling 9.50% at December 31, 2005) interest due in monthly installments with principal paid January 2006, secured by all the assets of the Company. The Convertible Note can be converted into shares of common stock at a fixed conversion price of $1.88 per share. The note contains certain financial and non-financial covenants, with which the Company is in compliance at December 31, 2005.	895
Acstar Judgment payable, secured by note receivable, non-interest bearing, payable $15 weekly until paid in full, implicit interest rate of 6.5%.	129

Notes payable to financial institution, bearing interest at 5.375%, principal and interest payable in monthly installments of $15 through January 26, 2006, secured by a first lien position in the assets of SouthernStone Cabinets, Inc. and guaranteed by the former owners of SE paid January 2006. The note was paid in January 2006.	15

Note payable to various financial institutions, collateralized by various equipment and automobiles, bearing interest at various annual interest rates ranging from prime plus 0.75% to 7.66%, principal and interest payable in monthly installments ranging from $0.4 to $1.7 through March 28, 2009.	226
Total	4,745
Less current portion	(3,382)
Non-current portion	$ 1,363

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
December 31, 2005

NOTE 7 - DEBT (Continued)

Future minimum principal payments pursuant to the above long-term debt agreements are as follows:

Years Ending December 31,

2006	$ 3,382
2007	597
2008	629
2009	126
2010	14
Total	4,748
Less debt discount	(3)
$4,745

NOTE 8 - LEASES

Operating Leases

The Company leases its facilities under non-cancelable operating lease agreements.  The leases expire on various dates through January 2016 and provide for monthly rents ranging from approximately $1 to $11.  Rent expense for the years ended December 31, 2005 and 2004 was approximately $553 and $259, respectively.

Capital Leases

The Company leases certain equipment under capital lease agreements, which expire at various dates through November 2010.  The leases are payable in monthly installments ranging from approximately $0.4 to $0.8 at effective interest rates ranging from 4.68% to 29.71%.  The assets and liabilities under capital leases are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets.

Future minimum lease payments under non-cancelable leases are as follows:

Years Ending
December 31,	Capital	Operating	Total
	Leases	Leases
2006	$ 93	$ 845	$ 938
2007	70	582	652
2008	55	338	393
2009	5	194	199
2010	1	195	196
Thereafter	-	642	642
Total lease payments	224	$ 2,796	$ 3,020
Less amount representing interest	(31)
Present value of future minimum lease payments	193
Less current portion	(76)
	$ 117

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
December 31, 2005

NOTE 8 - LEASES (Continued)

The following is an analysis of the equipment under capital lease, which is included in property and equipment as of December 31, 2005:

Automobiles and trucks	$298
Equipment	28
Total	326
Less accumulated depreciation	(134)
$192

NOTE 9 - EQUITY

Preferred Stock

During the year ended December 31, 2004, the Company raised $2,000 in a private placement of 0.08 shares of Series A Preferred Stock, $0.001 par value per share ("Series A Preferred Stock").  Dividends on the Series A Preferred Stock are payable semi-annually at a rate of 8% per annum, in cash or common stock, at the option of the Company.  The Series A Preferred Stock converts into common stock at a conversion rate of $1.25 for each share of common stock at the option of the holder or automatically after two years. Purchasers of the Series A Preferred Stock received Series A Warrants to purchase 1,600 shares of common stock at an exercise price of $1.75 per share, which expired on July 1, 2004, and Series B Warrants to purchase 1,600 shares of common stock at an exercise price of $2.22 per share, as adjusted and subject to future adjustments, expiring March 2009.  In the event of a liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $25 per share of the Series A Preferred Stock plus any accrued and unpaid dividends before any payment is made or any assets distributed to the holders of the common stock. Related to this financing, the Company also issued 480 warrants to purchase common shares in the Company to consultants. The costs of this transaction of $1,480 ($122 cash, $1,358 non cash) were amortized as additional dividends. The $1,358 of non-cash issuance costs relate to the relative fair value of the warrants issued and the effective BCF. For the years ended December 31, 2005 and 2004, the Company recorded $80 and $122, respectively, in dividends payable and $587 and $640, respectively, in amortization of issuance, warrant and Beneficial Conversion Feature costs. During 2005 and 2004, the Company at its option issued 102 and 60 shares, respectively, of common stock in lieu of cash payment for $128 and $75, respectively, of the accrued dividends.

During the year ended December 31, 2005 and 2004, 0.012 and 0.068 shares, respectively, of Series A Preferred Stock were converted to 1,360 and 240 shares, respectively, of common stock at a conversion price of $1.25.

During the year ended December 31, 2004, the Company raised $1,000 in a private placement of 0.04 shares of Series B Preferred Stock, $0.001 par value per share ("Series B Preferred Stock"). Dividends on the Series B Preferred Stock are payable semi-annually at a rate of 8% per annum, in cash or common stock, at the option of the Company. The Series B Preferred Stock converts into common stock at a conversion rate of $1.50 for each share of common stock at the option of the holder or automatically after two years. In the event of a liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series B Preferred Stock are entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $25 per share of the Series B Preferred Stock plus any accrued and unpaid dividends before any payment is made or any assets distributed to the holders of the common stock. For the year ended December 31, 2005 and 2004, the Company recorded $57 and $37, respectively, in dividends payable. During 2005, the Company at its option issued 54 shares, of common stock in lieu of cash payment for $81, of the accrued dividends.

During the year ended December 31, 2005 0.04 of Series B Preferred Stock was converted to 667 shares of common stock at a conversion price of $1.50.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
December 31, 2005

NOTE 9 - EQUITY (Continued)

 Common Stock

During the year ended December 31, 2005, the Company issued 2,471 shares of common stock to the seller of Cornerstone and 350 shares to entities in connection with fees related to the acquisition of Cornerstone (see Note 2).  The shares were valued at $1.35, the closing price on the date of grant, totaling $3,808.

During the year ended December 31, 2005, the Company issued 1,000 shares of its restricted common stock in connection with its wholly owned subsidiary, Cornerstone, entering into an exclusive supply agreement with a vendor to obtain certain products. The initial term of the agreement is 20 years.  The products are priced to Cornerstone at the vendor's necessary, documented out -of -pocket costs of obtaining and shipping products to Cornerstone, plus a 20% mark-up; provided, that the vendor assures Cornerstone of its lowest pricing. Cornerstone agrees to purchase at least $325 per month of products from the vendor during the term of the agreement.  The shares were valued at $1.35 (the closing price on the date of grant), totaling $1,350 (see Note 5).

During the year ended December 31, 2005, the Company issued 50 shares to an entity in consideration of services provided under a consulting agreement. The shares were valued at $1.35 per share, totaling $68 and were recorded to prepaid expense. The $68 amount was amortized to expense through December 31, 2005.

During the year ended December 31, 2005, the Company issued 175 shares to an entity in consideration of services provided under a consulting agreement related to the acquisition of FERS. The shares were valued at $2.45 per share (closing price on the date of grant), totaling $428.

During the year ended December 31, 2005, the Company issued 102 shares of common stock in lieu of cash payment for $128 in accrued dividends to the holders of the Series A Preferred Stock.

During the year ended December 31, 2005, the Company issued 54 shares of common stock in lieu of cash payment for $81 in accrued dividends to the holders of the Series B Preferred Stock.

During the year ended December 31, 2005, the Company issued 2,215 shares of common stock in connection with the conversion of $3,836 in debt by Laurus.

During the year ended December 31, 2005, the Company issued 10 shares of common stock for $14 in connection with the payment of interest on debt owed to Laurus.

During the year ended December 31, 2005, the Company issued a net of 1,907 shares of common stock in connection with the cashless exercise of 2,508 warrants.

During the year ended December 31, 2005, the Company issued 2,815 shares of common stock for $5,664 in connection with the exercise of warrants.

During the year ended December 31, 2005, the Company issued a net of 204 shares of common stock in connection with the cashless exercise of 380 options.

During the year ended December 31, 2005, the Company issued 420 shares of common stock for $461 in connection with the exercise of options.

During the year ended December 31, 2005, the Company issued 1,360 shares of common stock in connection with the conversion of 0.068 shares of Series A Preferred Stock.

During the year ended December 31, 2005, the Company issued 667 shares of common stock for in connection with the conversion of 0.04 shares of Series B Preferred Stock.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
      December 31, 2005

NOTE 9 - EQUITY (Continued)

 On November 23, 2005 and December 1, 2005 the Company entered into subscription agreements (the "Subscription Agreements") with certain accredited investors (the "Investors") in connection with the proposed private placement (the "Offering") of 4,850 units (the "Units") consisting of 4,850 shares of common stock and purchase warrants exercisable for 970 shares of Common Stock (the "Purchase Warrants"). Each Unit consists of one (1) share of common stock and purchase warrants exercisable for a 0.20 share of Common Stock, at a price of $5.50 per Unit.

On November 30, 2005, the Company closed the Offering of all 4,850 Units.  The total purchase price for the Units, prior to deduction of Offering expenses and placement agent fees and expenses, were approximately $26,700.  After deduction of Offering expenses and Placement Agent fees and expenses, the net proceeds to the Company were approximately $24,547.

Each Purchase Warrant is exercisable at any time after the closing date upon surrender of the Purchase Warrant to the Company, payment of the exercise price and completion of an exercise notice.  The Purchase Warrants have a five year term, and have an exercise price of $5.50 per share.

During the year ended December 31, 2004, the Company issued 1,757 shares of common stock (1,337 shares to the seller of SE, 420 shares to entities in connection with fees related to the acquisition of SE) that were committed to be issued effective December 31, 2004 in connection with the SE acquisition and were recorded as of December 31, 2004.  The Company also issued 50 shares to an entity as part of a consulting agreement and were valued at $1.36 per share, recorded to prepaid expense and amortized to expense in the accompanying consolidated statements of operations during fiscal year 2004

During the year ended December 31, 2004, the Company issued 293 shares of common stock for $3 in cash in connection with the exercise of 293 warrants.

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

During the year ended December 31, 2004, the Company issued 111 shares of common stock for $150 in connection with the conversion of debt

Stock Options

The Company's Board of Directors approved the 2001 Stock Plan (the "2001 Plan") on April 2, 2001. The 2001 Plan provides for awards of incentive stock options, non-qualified stock options, and restricted stock purchase rights. At the Company's 2005 annual stockholders' meeting, which was held on June 17, 2005, the Company's stockholders approved an amendment to the 2001 Plan that increased the options available for grant under the 2001 Plan by 1,000, bringing the total to 4,000.  The exercise price of the awards shall be determined by the Plan administrator at the date of grant, but shall not be less than the fair market value of the stock on the date of grant for employees, or 85 % of the fair market value for non-employees. The exercise period shall be no more than 10 years and the awards will vest over a period of time determinable by the Board of Directors.  The number of options under the 2001 Plan available for grant at December 31, 2005 was 848.

       HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
      December 31, 2005

NOTE 9 - EQUITY (Continued)

The Company's Board of Directors approved the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan covers two types of options: incentive stock options and non-qualified stock options. At the Company's 2005 annual stockholders' meeting, which was held on June 17, 2005, the Company's stockholders approved an amendment to the 1998 Plan that increased the options available for grant under the 1998 Plan by 1,500, bringing the total to 3,500. The exercise price for the options shall be determined by the Plan administrator at the date of grant, but shall not be less than the fair market value of the stock at the date of grant. The option period can be no more than 10 years and the options will vest over a period of time determinable by the Board of Directors.  The number of options under the 1998 Plan available for grant at December 31, 2005 was 1,038.

During the years ended December 31, 2005 and 2004, the Company issued options to purchase 579 and 1,000 shares of the Company's common stock to certain officers and employees under the 1998 Plan. During the years ended December 31, 2005 and 2004, $952 and $970, respectively, of compensation expense was recognized in the accompanying consolidated statements of operations for options issued to employees under APB 25.

During the years ended December 31, 2005 and 2004, the Company issued options to purchase 500 and 1,025 shares of the Company's common stock to certain officer, employees and service providers, respectively, under the 2001 Plan. During the years ended December 31, 2005 and 2004, no compensation expense was recognized in the accompanying consolidated statements of operations for these options issued to employees under APB 25.

The fair value of each option granted during 2005 and 2004 to consultants and outside service providers is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2005 and 2004: weighted average risk-free interest rates of approximately 3.50% and 1.60%, respectively; no dividend yield; volatility of 65% and 57%, respectively; and a weighted average expected life of the option of 5 years and 1-3 years, respectively.

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

The following summarizes the Company's stock option transactions under the stock option plan for the years ended December 31, 2005 and 2004:

		Weighted
		Average
	Number of	Exercise Price
	Options	Per Share
Outstanding, January 1, 2004	2,500	$1.59
Granted	2,025	$1.69
Exercised	-	-
Canceled	(68)	$1.05

Outstanding, December 31, 2004	4,457	$1.64
Granted	1,079	2.88
Exercised	(800)	1.16
Canceled	(5)	1.50
Outstanding, December 31, 2005	4,731	$0.86
Exercisable at December 31, 2004	2,441	$1.42
Exercisable at December 31, 2005	4,241	$1.95
Weighted average fair value of
options granted:	2004	$0.63
	2005	$1.58

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
December 31, 2005

NOTE 9 - EQUITY (Continued)

The following table summarizes the outstanding and exercisable stock options grouped by range of exercise prices as of December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted
Range of		Remaining	Average		Weighted
Exercise		Contractual	Exercise		Average
Prices	Number	Life	Price	Number	Exercise Price
$5.50	287	4.95 years	$5.50	287	$5.50
$2.00 to $2.53	1,204	6.14 years	$2.15	1,147	$2.16
$1.25 to $1.80	3,240	4.57 years	$1.56	2,807	$1.52

Warrants

From time to time, the Company issues warrants pursuant to various consulting and third party agreements.

During the year ended December 31, 2005 as part of a $7,000 debt financing, the Company issued warrants to purchase 933 shares of the Company's common stock with a relative fair value of $1,294 under SFAS No. 123 and recorded such amount as a debt discount. (see Note 7). These warrants vested upon grant, have an exercise price of $0.01 and expire in March 2010.

In connection with the Offering in 2005, the Company issued  purchase warrants exercisable for 970 shares of common stock, which expire November 2010 and have an exercise price of $5.50 per share.

During the year ended December 31, 2005, the Company issued warrants to purchase 125 shares of the Company's common stock to consultants in connection with the Offering.  The warrants expire November 2010 and have an exercise price of $5.50 per share.

During the year ended December 31, 2005, the Company issued to FERS, a warrant exercisable for 1,054 shares of the Company's common stock, at an exercise price of $0.001 per share with an estimated fair value of $4,719. The warrants were earned as FERS met required revenue requirements and expire December 31, 2006.

During the year ended December 31, 2004 the Company issued warrants to purchase 559 shares of the Company's common stock to consultants relating to the acquisition of SE, valued at $342 under SFAS No.123 and recorded as part of the purchase price. These warrants vested upon grant, have an exercise price of $1.88 and expire January 2009.

During the year ended December 31, 2004 as part of a $4,000 senior debt financing, the Company issued warrants to purchase 476 shares of the Company's common stock (420 warrants to investors and 56 warrants to consultants), with a relative fair value of $94 under SFAS No.123 and recorded as a debt discount. These warrants vested upon grant, have exercise prices ranging from $2.10 - $2.90 and expire on various dates through November 2011.

     HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
December 31, 2005

NOTE 9 - EQUITY (Continued)

During the year ended December 31, 2004 as part of a $2,000 preferred stock financing, the Company issued 3,680 warrants to purchase common shares in the Company (3,200 warrants to investors and 480 warrants to consultants), with a relative fair value of $509 under SFAS No. 123 and will be amortized as a preferred stock dividend (see "Preferred Stock" above) over the life of the preferred stock.. All of the warrants vested upon grant and 1,840 have an exercise price of $1.75 and 1,800 have an exercise price of $2.22, as adjusted, and expire through March 2009. During the current year, warrants to purchase 840 shares of the Company's common stock at $1.75 per share expired unexercised.

During the year ended December 31, 2004 the Company issued 667 in Series C warrants and 667 in Series D warrants to purchase shares of the Company's common stock to consultants providing financial advisory services in the proposed acquisition of a specialty residential services company. The Series C Warrants entitled the holder to purchase 667 shares of common stock at an exercise price of $1.75 per share, which expired in July 2004. The Series D Warrants entitle the holder to purchase 667 shares of common stock at an exercise price of $1.75 per share, expiring July 2009. The warrants are valued at $500 under SFAS No. 123 and have been recorded as deferred acquisition cost in the accompanying consolidated balance sheet.

The following summarizes the Company's warrant transactions for the years ended December 31, 2005 and 2004:

		Weighted
		Average
	Number of	Exercise Price
	Warrants	Per Share

Outstanding, January 1, 2004	1,922	$1.10
Granted	6,048	1.86
Exercised	(293)	0.01
Canceled/Expired	(2,296)	1.76

Outstanding and exercisable,
December 31, 2004	5,381	$1.74

Granted	3,082	1.96
Exercised	(5,323)	1.45
Canceled /Expired	-	-
Outstanding and exercisable,
December 31, 2005	3,140	$2.49

Weighted average fair value of
warrants granted:	2004	$1.76
	2005	$3.01

      HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
December 31, 2005

NOTE 9 - EQUITY (Continued)

The following table summarizes information about warrants outstanding as of December 31, 2005:

Warrants Outstanding and Exercisable
		Weighted	Weighted
Range of		Average	Average
Exercise		Remaining	Exercise
Prices	Number	Contractual Life	Price
$0.001	1,054	1.0 years	$0.001
$1.32 - $2.90	992	4.1 years	$2.00
$5.50	1,095	4.9 years	$5.50

The fair value of each warrant granted during 2005 and 2004 for services is estimated using the Black-Scholes pricing model on the date of grant using the following assumptions:  (i) no dividend yield, (ii) average volatility of 65% and 57%, respectively (iii) weighted average risk free interest rate of approximately 3.50% and 1.60%, respectively and (iv) average expected life of 1-5 and 1-3 years, respectively.

NOTE 10 - INCOME TAXES

The provision for income taxes in the accompanying consolidated financial statements consists of the following for the years ended December 31:

	2005	2004
Current:
Federal	$2,152	$39
State	769	180
	2,921	219

Deferred:
Federal	(2,453)	-
State	(22)	-
	(2,475)	-
	$446	$219

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended December 31:

	2005	2004

Federal income tax rate	34.0%	34.0%
State and local income tax rate, net of Federal effect	5.0%	5.0%
Decrease in valuation allowance and other	(34.5)%	(31.1)%

Effective income tax rate	4.5%	7.9%

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
     December 31, 2005

NOTE 10 - INCOME TAXES (Continued)

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of asset and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows as of December 31, 2005 and 2004:

	2005	2004
Deferred tax assets:
Loss carryforwards	$2,748	$3,379
Reserves and accruals	(100)	31
Depreciation and amortization	(1,855)	(165)
Less: valuation allowance	-	(3,245)

Net deferred tax assets	$793	$0

The valuation allowance decreased by $3,245 and $1,473 during the years ended December 31, 2005 and 2004, respectively.

At December 31, 2005, the Company had Federal net operating loss carryforwards of approximately $8,081.  Net operating loss carryforwards expire starting in 2016 through 2023. Per year availability may be subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 11 - LITIGATION, COMMITMENTS AND CONTINGENCIES

Litigation

The nature and scope of the Company's business operations bring it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject the Company to potential litigation, which are defended in the normal course of business. At December 31, 2005, there were various claims and disputes incidental to the business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon the Company's financial position, results of operations or cash flows.

Employment Agreements

The Company has employment contracts with the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. The contracts provide for an annual salary of $350, $250 and $190 and expire 2007, 2006 and 2007, respectively.  The agreements contain certain severance payments, upon termination of employment (except for cause), as defined.

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

    HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
December 31, 2005

NOTE 12 - SEGMENT REPORTING

The Company reports its continuing business segments based on industry classification, which are as follows:

	December 31,
	2005	2004

Net sales:
Recovery/Restoration Services	$37,142	$16,566
Rebuilding/Remodeling	30,993	14,555
Total segment net sales	$68,135	$31,121

Operating income (loss):
Recovery/Restoration Services	$11,858	$2,532
Rebuilding/Remodeling	5,884	3,634
Corporate	(4,464)	(2,119)
Total segment operating income	$13,278	$4,047

Depreciation and amortization included in operating income:
Recovery/Restoration Services	$519	$513
Rebuilding/Remodeling	582	89
Corporate	130	237
Total segment depreciation and amortization	$1,231	$839

Identifiable assets:
Recovery/Restoration Services	$47,290	$17,509
Rebuilding/Remodeling	34,372	13,895
Corporate	7,005	3,083
Total segment identifiable assets	$88,667	$34,487

There were no inter-segment sales. Operating income is defined as third party sales less operating expenses. All of the Company's business activities are conducted within the United States geographic boundaries.

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company is involved in various related party transactions. These transactions are summarized as follows:

In March 2003, the Company borrowed $250 from an affiliate of a stockholder of the Company.  In March 2004, the Company paid $125 in principal and $21 in accrued and unpaid interest. In July 2004 the Company paid $125 in principal and $4 in accrued and unpaid interest.  The Company recorded $0 and $7 of interest expense related to the borrowings for the year ended December 31, 2005 and 2004, respectively.

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

The Company had a note payable to a related party for the purchase of the land and building for the Company's corporate headquarters.  The note was secured by a deed of trust, accrued interest at 12% per annum, payable monthly. The note and accrued interest was paid in December 2005.  Interest expense on the note was $90 and $90 for the years ended December 31, 2005 and 2004, respectively.

During the year ended December 31, 2002, an advance of $80 was made to an officer of one of the Company's subsidiaries.  The advance is non-interest bearing and are due on demand.  The outstanding balance at December 31, 2005 and 2004 was $7 and $20, respectively.

During the year ended December 31, 2004, the Company recognized $129 in other income from the forgiveness of debt from a former stockholder (see Note 1 Other Income).

      HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Thousands, Except Per Share Data)
December 31, 2005

NOTE 13 - RELATED PARTY TRANSACTIONS (Continued)

In September 2004, the Company issued 85 shares valued at $113, and $50 cash, to Mr. Frank Fradella, the Company's CEO, as part of a special bonus.

In January 2006 the Company entered into a lease from a related party for a warehouse facility under a non-cancelable lease. The lease is for one year through December 2006 for $10 monthly.

The Company leases administrative and warehouse space from a related party under a non-cancelable leases. The leases are through January 2016 for $15 monthly.

During the years ended December 31, 2005 and 2004, The Company incurred related party lease expense of approximately $86 and $241 respectively.

NOTE 14 - DISCONTINUED OPERATIONS

During the fourth quarter of 2005, the Company's management committed to a plan to dispose of certain assets and liabilities of its building and remodeling division.  In March 2006, the Company sold the net assets, consisting of $500 cash and a seller note secured by assets of the buyer.

In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets," the assets and liabilities related to this transaction have been segregated from continuing operations and are reported as assets and liabilities of discontinued operations held for sale in the accompanying balance sheets. In addition, operations associated with these assets and liabilities have been classified as loss from discontinued operations in the accompanying statements of operations.

The assets and liabilities of discontinued operations held for sale were as follows:

Current assets:
Accounts receivable	$331
Costs in excess of billings	337
Prepaid expenses	99
767
Non-current assets:
Property and equipment, net	391

Current liabilities:
Accounts payable and accrued expenses	802
Notes payable	127
Billings in excess of costs	287
$1,216
Non-current liabilities:
Notes payable	158
Net sales and loss before income taxes from discontinued operations were as follows:

Net sales	$4,213
Income (loss) before income taxes	(2,190)
Income tax benefit	745
Loss from discontinued operations, net of tax	$(1,445)

NOTE 15 - SUBSEQUENT EVENTS (UNAUDITED)

In January 2006, Laurus converted $902 of convertible debt and accrued interest payable for 480 shares of the Company's common stock.

In February 2006 the Company issued 33 shares of common stock in connection with the exercise of options.

In March 2006, the Company obtained a $10,000 revolving line of credit ("Line of Credit") from a financial institution. The annual interest rate is at the financial institution's prime rate of interest less one quarter of one percent (0.25%). The initial interest rate on the Line of Credit on March 6, 2006 was equal to 7.25%. Interest payments on the outstanding principal balance of the Line of Credit are due monthly beginning on April 1, 2006. The Line of Credit expires, and all outstanding principal must be repaid to the financial institution, on September 1, 2007. The borrowings from the Line of Credit will be used for working capital purposes.

Subject to the provisions of the Line of Credit, the Company can borrow, repay and reborrow principal under the Line of Credit from time to time during its term. The principal amount outstanding under the Line of Credit may not exceed the lesser of (a) $10,000 or (b) an amount equal to two times the Company's free cash flow for the immediately preceding two calendar quarters ("the Credit Limit"). For purposes of the Line of Credit, the Company's free cash flow is defined for each period of determination as (a) net income plus the sum of interest, depreciation and amortization, less (b) distributions or dividends, less (c) accounts receivable of the Company and its subsidiaries unpaid 180 days or more after invoice date, plus (d) reserves specifically established against the receivables described in (e) to the extent such reserves are deducted in determining net income for the period in question. In connection with the Line of Credit, the Company paid the financial institution a commitment fee in the amount of $100. The Company is also obligated to pay an unused facility fee on the daily average unused amount of the Line of Credit equal to one-half of one percent (0.5%) per annum, calculated and payable quarterly in arrears.

The Line of Credit is secured by substantially all of the assets of the Company and its subsidiaries and the capital stock of such subsidiaries pursuant to a Pledge and Security Agreement. The Line of Credit is guaranteed by the subsidiaries of the Company pursuant to a Guaranty Agreement.

Under the Line of Credit, the financial institution has agreed to issue letters of credit meeting the requirements of the financial institution set forth in the Line of Credit for the benefit of the Company in an amount not to exceed $2,000 in the aggregate, and subject to the amount of cash advanced under the Line of Credit plus amounts outstanding under the letters of credit not being in excess of the Credit Limit. Pursuant to the terms of the Line of Credit, for each letter of credit issued by the financial institution, Home Solutions agrees to pay a letter of credit fee equal to one and one-half percent (1.5%) of the face amount of the letter of credit, but not less than $5, plus other fees charged under the financial institution's then-current policies.

The Line of Credit contains covenants, including financial covenants, with which the Company must comply. The financial covenants include current assets to current liabilities ratio and a debt service coverage ratio. With certain exceptions, the Company is prohibited under the Line of Credit from incurring any debt or permitting any liens to be placed on its assets or the assets of its subsidiaries. Under the terms of the Line of Credit, the Company has agreed not to take certain actions, including becoming a party to a merger or consolidation, acquiring assets, and subject to certain exceptions, issuing securities.