Form 10-Q
period 2006-03-31
HOME SOLUTIONS OF AMERICA INC
filed 2006-05-15
CIK 855424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

 (Mark One)

[x] Quarterly report Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

(214) 623-8446
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal Year,
if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         X               No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b2 of the Exchange Act. (check one):

Large accelerated filer                          Accelerated filer                                   Non-accelerated filer          X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

 Yes                           No          X

The number of shares outstanding of the registrant's common stock, $.001 par value per share, as of May 12, 2006 was 37,635,518.

Transitional Small Business Disclosure Format: Yes                        No         X

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)
(Unaudited)
	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash	$7,186	$8,225
Accounts receivable, net	20,857	20,585
Current portion of notes receivable	1,375	361
Inventories	1,669	1,026
Current assets of discontinued operations held for sale	-	767
Prepaid expenses and other current assets	1,231	1,041
Assets held for sale	840	840
Total current assets	33,158	32,845

Property and equipment, net of accumulated depreciation	2,624	2,466
Intangibles, net of accumulated amortization	9,275	9,501

Goodwill	42,802	41,882

Notes receivable, net of current portion	2,375	525

Non-current assets of discontinued operations held for sale	-	391

Deferred tax asset	-	793

Other assets	336	264
	$90,570	$88,667
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,060	$6,267
Current portion of debt	1,562	3,382
Deferred gain on disposal of discontinued operation assets, current	478	-
Current portion of capital lease obligations	66	76
Current liabilities of discontinued operations held for sale	-	1,216
Total current liabilities	8,166	10,941
Long-term liabilities:
Debt, net of current portion	1,041	1,363
Non-Current liabilities of discontinued operations held for sale	-	158
Non-current portion on deferred gain on disposal of discontinued operation assets	955	-
Minority interest	254	483
Capital lease obligations, net of current portion	120	117
Total liabilities	10,536	13,062

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value, 50,000 shares authorized; 36125 and 35,510 shares issued and outstanding, respectively	36	36
Additional paid-in capital	91,428	90,122
Accumulated deficit	(11,430)	(14,553)
Total stockholders' equity	80,034	75,605
	$90,570	$88,667
The accompanying notes are an integral part of these consolidated financial statements

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	Three months Ended
	March 31,
	2006	2005

Net sales	$19,280	$9,337

Costs and expenses:
Cost of sales	9,332	4,871
Selling, general and administrative expenses	5,949	2,927
	15,281	7,798

Operating income	3,999	1,539

Other income (expense):
Loss on sale of assets	(2)	(1)
Interest income	51	17
Interest expense	(60)	(279)
Other income	25	18
Total other expense, net	14	(243)
Income from continuing operations before income taxes and minority interest	4,013	1,296

Income taxes	(1,413)	(82)

Minority interest	(258)	(193)

Income from continuing operations	2,342	1,021

Gain on disposal (net of loss from discontinued operations of $(465)), net of tax provision of $293	781	-

Net income	$3,123	$1,021

Net income available to common shareholders per share:
Basic:
Income from continuing operations	$0.07	$0 .05
Gain from discontinued operations, net of tax	0.02	-
Net income	$0.09	$0.05
Diluted:
Income from continuing operations	$0.06	$0.04
Gain from discontinued operations, net of tax	0.02	-
Net income	$0.08	$0.04

Weighted average number of common shares outstanding:
Basic	35,898	16,968
Diluted	40,702	18,990

The accompanying notes are an integral part of these consolidated financial statements

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Except Per Share Amounts)
(Unaudited)
	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,123	$1,021
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	428	293
Minority interest in income of consolidated subsidiary	258	193
Provision for doubtful accounts	1,200	25
(Gain) loss on sale of assets	2	(1)
Stock-based compensation	154	-
Gain on sale of discontinued operations	(1,698)	-
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(1,352)	(1,111)
Prepaid expenses and other current assets	301	(281)
Inventories	(523)	-
Other assets	721	-
Accounts payable and accrued expenses	(2,191)	981
Net cash provided by operating activities	423	1,120

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	-	168
Payments received on notes receivable	650	-
Cash acquired in acquisitions, net of cash paid	87	-
Costs incurred for acquisition of Cornerstone Building & Remodeling, Inc. ("Cornerstone")	-	(115)
Purchases of property and equipment	(97)	(60)
Net cash provided by (used in) investing activities	640	(7)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from note payable, net of cash issuance costs	-	3,706
Principal payments on debt and capital leases	(2,083)	(798)
Excess tax benefit from options exercises	218	-
Proceeds from exercise of warrants and options	250	-
Distributions to minority stockholder	(487)	(241)
Net cash provided by (used in) financing activities	(2,102)	2,667

NET INCREASE (DECREASE) IN CASH	(1,039)	3,780

CASH AT BEGINNING OF PERIOD	8,225	1,128

CASH AT END OF PERIOD	$7,186	$4,908

HOME SOLUTIONS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Cash paid for:
Interest	$389	$179
Income taxes	$59	$6

Supplemental schedule of non-cash investing and financing activities:
Issuance of stock for conversion of debt and accrued interest	$902	$110
Deferred gain on discontinued operations	$1,433	$-
Fixed assets acquired through debt and capital lease obligations	$104	$50
Preferred dividend accrual	$-	$53
Fair value of warrants issued for debt private placement	$-	$822
Issue of stock for acquisition	$-	$3,808
Issuance of notes payable for acquisition	$725	$6,000
Issuance of stock for supply agreement	$-	$1,350
Debt assumed in acquisition	$-	$2,133
Amortization of preferred stock issuance costs and beneficial conversion as preferred stock dividends	$-	$727
Shares issued for prepaid consulting	$-	$68
Issuance of common stock for preferred dividends	$-	$109

The accompanying notes are an integral part of these consolidated financial statements.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars and Shares in Thousands, Except Per Share Data)
March 31, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission's ("SEC") regulations for interim financial information. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which consist only of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Home Solutions and its wholly and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.   The minority owner's interest in a subsidiary has been reflected as minority interest in the accompanying consolidated balance sheet.

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

Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows.  The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management.  At March 31, 2006, the Company's management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars and Shares in Thousands, Except Per Share Data)
March 31, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangibles

Identifiable assets and liabilities acquired in connection with business acquisitions accounted for under the purchase method are recorded at their respective fair values. The Company is amortizing the identifiable intangibles over their estimated useful lives, ranging from 6 to 15 years.  Intangibles consist of the following at March 31, 2006:

	Balance	Estimated Useful Life (Years)

Trade name	4,540	15
Customer list	4,100	15
Supply agreement	1,350	20
Non -compete	441	6
	10,431
Accumulated amortization	(1,156)
	9,275

Amortization expense totaled $226 and $54 for the three months ended March 31, 2006 and 2005, respectively. The estimated amortization for the next five years is as follows.

2007	$725
2008	725
2009	725
2010	725
2011	725

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

The changes in the carrying amount of goodwill for the three months ended March 31, 2006 are as follows (see Note 3):

Balance as of December 31, 2005	$41,882
Goodwill acquired during the year	920
Balance as of March 31, 2006	$42,802

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
March 31, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

At March 31, 2006, the Company had two stock-based compensation plans. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock Based Compensation. No stock-based employee compensation cost was recognized in the statements of operation for the three months ended March 31, 2006, as all options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, on the first day of the Company's fiscal year 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share Based Payments, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted and not yet vested prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Since stock-based compensation expense recognized in the statements of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, the compensation expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures to be 2% of the options issued.

The Company calculates stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. The Company's determination of fair value of share-based payment awards are made as of their respective dates of grant using that option pricing model and is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to the Company's expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company's employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company's employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost is recognized on a straight-line basis over the vesting period of the option.

The Company has issued stock options to employees and directors whose only condition for vesting are continued employment or service during the related vesting period. Typically, the vesting period is 3 years for employee awards, although awards are sometimes granted with immediate vesting. Directors have typically received immediately vested awards, subject to continued service during the related period.

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows.  Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) to be classified as financing cash flows.  The $218 excess tax benefit classified as a financing cash inflow during the three month period ended March 31, 2006, would have been classified as an operating cash inflow if the Company had not adopted Statement 123(R).

For the three months ended March 31, 2006, the Company recognized compensation cost of $154 as a result of the adoption of SFAS 123R. The effect of the change in applying the original provisions of SFAS 123 resulted in lowering income from continuing operations, income before taxes, net income and basic and diluted earnings per share are as follows:

	Three Months Ended
	March 31, 2006
	SFAS 123R	APB 25
Income from continuing operations before income taxes and minority interest	$4,013	$4,167
Net income	$3,123	$3,277
Basic income per share	$0.09	$0.09
Diluted income per share	$0.08	$0.08

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars and Shares in Thousands, Except Per Share Data)
March 31, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table illustrates the effect on net income and net income per share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plans. For purposes of this pro forma disclosure, the fair value of the options is estimated using the Black Scholes option-pricing model and amortized on a straight-line basis to expense over the options' vesting period (in thousands, except per share data):

Three Months Ended
March 31,
2005

Net income - as reported	$1,021
Add: Share-based employee compensation expense included
in net income, net of related tax effects - as reported	-
Deduct: Share-based employee compensation expense determined
under fair value method, net of related tax effects - pro forma	(205)
Net income - pro forma	$816

Net income per common share - as reported
Basic	$0.05
Diluted	0.04

Net income per common share - pro forma
Basic	$0.05
Diluted	$0.04

Share Option Plans

The Company has in effect two share-based plans under which non-qualified and incentive stock options have been granted to employees, non-employees and board members. The Board of Directors determines eligibility, vesting schedules and exercise prices for options granted under the plans. We issue new shares to satisfy stock option exercises and stock purchases under our share-based plans. An income tax benefit of $218 was realized from activity in our share-based plans during the three months ended March 31, 2006 and there was no such benefit in 2005.

A summary of the shares reserved for grant and options available for grant under each plan is as follows:

	March 31, 2006
	Shares	Options
	Reserved	Available
	for Grant	For Grant
________Stock Plan ("1998 Plan")	3,500	1,039
________Stock Plan ("2001 Plan")	4,000	598
	7,500	1,637

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars and Shares in Thousands, Except Per Share Data)
March 31, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant. Option awards generally have a vesting schedule of three years and are exercisable over a 5 to 10 year service period.

The fair value of each share-based award is estimated on the grant date using the Black Scholes option-pricing model. Expected volatilities are based on the historical volatility of the Company's stock price. The expected term of options granted subsequent to the adoption of SFAS 123R is derived using the simplified method as defined in the SEC's Staff Accounting Bulletin 107, Implementation of FASB 123R. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. The fair value of options granted was estimated using the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2006	2005
Expected term (in years)	10	5
Expected volatility	80%	65%
Risk-free interest rate	4.5%	3.5%
Dividend yield	-	-

A summary of option activity under the stock option plans and changes during the quarter then ended is presented below (in thousands, except per share data):

	March 31, 2006
		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at beginning of period	4,731	$0 .86
Granted	250	5.15
Cancelled/forfeited	-	-
Exercised	(136)	1.92
Outstanding at end of period	4,845	$1.15	5.5	$22,518
Options exercisable at end of period	4,359	$1.98	5.1	$20,886

A summary of the activity of the Company's nonvested shares is presented below (in thousands, except share and per share data):

		Weighted-Average		Remaining
			Remaining	Unrecognized
		Grant-Date	Years	Compensation
	Shares	Fair Value	To Vest	Cost
Nonvested outstanding at beginning of period	490	$0.88
Granted	250	4.30
Vested	(254)	1.11
Forfeited	-	-
Nonvested outstanding at end of period	486	$2.47	1.7	$1,182

There were no options granted during the three month months ended March 31, 2005, therefore a summary of the grant-date fair value and intrinsic value information is not presented.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars and Shares in Thousands, Except Per Share Data)
March 31, 2006

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

The following is a table reconciling BEPS and DEPS and the related weighted average number of shares outstanding for the three months ended March 31, 2006:

	Three months ended March 31, 2006
	Numerator (Income)	Denominator (Shares)	Per Share Amount

Basic EPS:
Net income	$3,123

Income available to common stockholders	3,123	35,898	$0.09

Effect of dilutive securities:

Options and warrants	-	4,804

Diluted EPS:
Income available to common stockholders	$3,123	40,702	$0.08

The following is a table reconciling BEPS and DEPS and the related weighted average number of shares outstanding for the three months ended March 31, 2005:

	Three months ended March 31, 2005
	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$1,021
Less: convertible preferred stock dividends	(53)
Amortization of convertible preferred stock issuance costs and beneficial conversion feature	(126)

Income available to common stockholders	842	16,968	$0.05

Effect of dilutive securities:
Interest expense and amortization of beneficial conversion feature on convertible notes payable	(29)	560
Options and warrants	-	1,462
Diluted EPS:
Income available to common stockholders plus assumed conversions	$813	18,990	$0.04

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars and Shares in Thousands, Except Per Share Data)
March 31, 2006

NOTE 2 - SEGMENT INFORMATION

The Company operates in two segments: Recovery/Restoration Services, including indoor air contamination removal, carpet cleaning, air duct cleaning and fabric protection services for primarily residential properties and Rebuilding/Remodeling, which includes cabinet and countertop installation services. See Note 8 for segment disclosure.

NOTE 3 - ACQUISITIONS AND DISPOSALS

During the first quarter of 2006, the Company consummated two separate acquisitions. The acquisitions were accounted for as a purchase. The combined purchase price was $745, payable in promissory notes of $745 and cash of $20. The excess of the purchase price greater than the tangible net assets acquired of $920 was assigned to goodwill at March 31, 2006 in the accompanying consolidated balance sheet.

Proforma disclosure information is not presented because the operations acquired are not considered significant to the Company.

Cornerstone Building and Remodeling Division

On March 24, 2006, the Company entered into an asset purchase agreement to sell certain assets and liabilities used in connection with the operation of the building and remodeling division of Cornerstone, the Company's wholly-owned subsidiary. The sales price was $500 cash at closing and $3,000 in a note receivable (see Note 4 - Notes Receivable). The Company does not consider the disposition to be significant to the Company's operations, and does not consider the agreements entered into in connection with the disposition to be material to the Company.

The assets and liabilities of discontinued operations held for sale were as follows:

Sales price	$3,500
Net assets sold	(83)

3,583
Gain on sale	(1,433)
Deferred gain	(452)
Provision for income taxes	3,131
Gain on sale, net

Net sales and loss before income taxes from discontinued operations were as follows:
Net sales	$514
$(465)
Loss before income taxes

In connection with the disposition of the building and remodeling division, the Company has deferred $1,433 of the gain realized in the sale based on the credit terms of the sale. The deferred a portion of the gain is classified as deferred gain on sale of discontinued operations on the consolidated balance sheet.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars and Shares in Thousands, Except Per Share Data)
March 31, 2006

NOTE 4 - NOTES RECEIVABLE

As of March 31, 2006, the Company has a note receivable with a balance of $750. The note receivable required payments to the Company of $150 paid in March 2006 to be followed by semi-annual payments of $188 commencing on June 20, 2006 and with a final payment on December 31, 2007, as amended.  The note receivable is personally guaranteed by a third party.  The Company recorded this note receivable with an implicit rate of 4.55%.

On March 24, 2006, the Company entered into an asset purchase agreement to sell certain assets and liabilities used in connection with the operation of the building and remodeling division of Cornerstone, the Company's wholly subsidiary. The sales price was $500 cash at closing and $3,000 in a note receivable. The note receivable principal and accrued interest is payable quarterly, beginning June 30, 2006 and maturing March 31, 2009. The note bears interest at the lesser of (a) on a per annum basis, the "prime rate" as published in the Wall Street Journal and, (b) the maximum rate per annum permitted by applicable law. The note is secured by the assets of the purchaser and a guarantee by the parent company of the purchaser. At March 31, 2006 the note receivable balance was $3,000.

NOTE 5 - DEBT

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

         Subject to the provisions of the Line of Credit, the Company can borrow, repay and reborrow principal under the Line of Credit from time to time during its term. The principal amount outstanding under the Line of Credit may not exceed the lesser of (a) $10,000 or (b) an amount equal to two times the Company's free cash flow for the immediately preceding two calendar quarters ("the Credit Limit"). For purposes of the Line of Credit, the Company's free cash flow is defined for each period of determination as (a) net income plus the sum of interest, depreciation and amortization, less (b) distributions or dividends, less (c) accounts receivable of the Company and its subsidiaries unpaid 180 days or more after invoice date, plus (d) reserves specifically established against the receivables described in (c) to the extent such reserves are deducted in determining net income for the period in question. In connection with the Line of Credit, the Company paid the financial institution a commitment fee in the amount of $100. The Company is also obligated to pay an unused facility fee on the daily average unused amount of the Line of Credit equal to one-half of one percent (0.5%) per annum, calculated and payable quarterly in arrears.

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

          The Line of Credit contains covenants, including financial covenants, with which the Company must comply. The financial covenants include current assets to current liabilities ratio and a debt service coverage ratio. With certain exceptions, the Company is prohibited under the Line of Credit from incurring any debt or permitting any liens to be placed on its assets or the assets of its subsidiaries. Under the terms of the Line of Credit, the Company has agreed not to take certain actions, prior to the financial institution's approval, including becoming a party to a merger or consolidation, acquiring assets, and subject to certain exceptions, issuing securities.

           The Company has not utilized the Line of Credit as of May 12, 2006.

In January 2004, the Company raised $4,000 in a private placement with Laurus Master Fund, Ltd. ("Laurus").  The placement included two promissory notes -- a secured convertible minimum borrowing note in the original principal amount of $1,500 (the "Convertible Note") and a secured revolving note in the original principal amount of $2,500 (together, the "Notes") and 476 warrants, including an additional 50 warrants issued in November 2004 (see below).  The Notes earned interest at the prime rate plus 2.5%, were secured by all of the assets of the Company, and the Convertible Note was convertible into shares of common stock at a conversion of price of $1.88 per share, as amended in connection with certain antidilution provisions as defined.  These Notes had a two-year term.  In January, 2006 the remaining $898 of debt principal and $4 in accrued interest payable was converted into 480 shares of the Company's common stock.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars and Shares in Thousands, Except Per Share Data)
March 31, 2006

NOTE 5 - DEBT (Cont'd)

Debt consists of the following at March 31, 2006:

Note payable to Southern Exposure seller, interest at 2% in excess of one-month LIBOR rate (adjusted on the first day of each calendar quarter totaling 6.83% at March 31, 2006), principal and interest payments due quarterly. The payments are equal to the greater of (i) the amount of principal and interest that would be payable under a 10-year amortization or (ii) 60% of free cash flow (as defined) of the calendar quarter that precedes the payment date by two calendar quarters. The note is secured by a security interest in all the assets and stock of Southern Exposure Unlimited of Florida, Inc. and SE Tops of Florida, Inc. and a first lien on 50% of the stock of SouthernStone Cabinets, Inc.

$ 1,578

Note payable, non-interest bearing, payable in one installment August 2006 to the seller of Marble Man Stone Shapers (MMSS). The note was paid in full in April 2006.	525

Note payable, non-interest bearing, payable in $5 monthly installments until paid in full to the seller of Fiber Seal Systems of Los Angeles (FSSLA).	210

Notes payable and leases payable to various financial institutions, collateralized by various equipment and automobiles, bearing interest at various annual interest rates ranging from prime plus 0.75% to 13.21% principal and interest payable in monthly installments ranging from $0.4 to $1 through March 2011	290

Total	2,603
Less current portion	(1,562)
Non-current portion	$1,041

NOTE 6- EQUITY

Common Stock

During the three months ended March 31, 2006, the Company issued 126 shares of common stock for $250 in connection with the exercise of stock options.

During the three months ended March 31, 2006, the Company issued 7 shares of common stock in connection with the cashless exercise of stock options.

During the three months ended March 31, 2006, the Company issued 480 shares of common stock in connection with the conversion of $902 of convertible debt and accrued interest payable.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Litigation

The nature and scope of the Company's business operations bring it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject the Company to potential litigation, which are defended in the normal course of business. At March 31, 2006, there were no claims and disputes incidental to the business that management believes will have a material affect on the financial position or results of operation of the Company.

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions.  The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware.  In connection with its facility leases, the Company has indemnified its lessor for certain claims arising from the use of the facilities.  In connection with certain of its debt, stock purchase and other agreements, the Company has indemnified lenders, sellers, and various other parties for certain claims arising from the Company's breach of representations, warranties and other provisions contained in the agreements.  Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

HOME SOLUTIONS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars and Shares in Thousands, Except Per Share Data)
March 31, 2006

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Cont'd)

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

On September 27, 2005, HSR of Louisiana closed the purchase of substantially all of the assets of Florida Environmental Services, Inc., a Florida corporation ("FERS"), a company engaged in recovery services prior to the acquisition. The acquisition was effective on September 1, 2005. FERS is entitled to receive an amount (in cash or restricted common stock, at the Company's option) equal to ten percent (10%) of the excess of the HSR of Louisiana's earnings before interest, taxes, depreciation and amortization with respect to the acquired assets related to the business, if any, that exceeds $15,000 in each of fiscal years 2006 and 2007, subject to the terms and provisions of the purchase agreement.

NOTE 8 - SEGMENT REPORTING

The Company reports its business segments based on industry classification, which are as follows:

	Three Months Ended March 31,
	2006	2005

Net sales:
Recovery/Restoration services	$8,621	$5,137
Rebuilding/Remodeling	10,659	4,200
Total segment net sales	$19,280	$9,337

Operating income:
Recovery/Restoration services	$2,569	1,044
Rebuilding/Remodeling	2,430	1,090
Corporate	(999)	(594)
Total segment operating income	$3,999	1,539

Depreciation and amortization included in operating income:
Recovery/Restoration services	$200	$130
Rebuilding/Remodeling	187	22
Corporate	41	41
Total segment depreciation and amortization	$428	$193

Identifiable assets:
Recovery/Restoration services	$47,133	$18,142
Rebuilding/Remodeling	37,831	44,535
Corporate	5,606	(6,895)
Total segment identifiable assets	$90,570	$55,782

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

NOTE 10 - SUBSEQUENT EVENTS

In April and May 2006, the Company issued 738 shares of common stock for $983 in connection with the exercise of options.

In April and May 2006, the Company issued 714 shares of common stock for $1,426 in connection with the exercise of warrants.

In April and May 2006, the Company issued 58 shares of common stock in connection with the cashless exercise of warrants.

In April and May 2006, the Company issued 2 shares of common stock in connection with the cashless exercise of options.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENT INCLUDED IN THIS FORM 10-Q

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to the Company's acquisition strategies and availability of capital to fund such strategies. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, regulatory framework, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. We refer you to the section entitled "Trends, Risks and Uncertainties" in Item 6 of Part II of our annual report on Form 10-KSB for the year ended December 31, 2005, for a list of specific factors that could cause actual results to differ materially from those indicated by our forward-looking statements made herein and presented elsewhere by management. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Furthermore, we do not undertake any obligation to update forward-looking statements made herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation (Dollars and shares in thousands except per share data).

Overview

Home Solutions is a provider of recovery, restoration and rebuilding/remodeling services to commercial and residential areas that are (i) prone to flooding, hurricanes, tornados, fires or other naturally occurring and repetitive weather emergencies; and/or (ii) experiencing robust housing development.  With operations in the South, Gulf Coast regions and California, we believe that the Company is well positioned to capitalize on the growing demand for our suite of Recovery, Restoration and Rebuilding/Remodeling services.  Home Solutions is a Delaware corporation with principal executive offices located at 1500 Dragon, Suite B, Dallas, Texas 75207.  Our website is located at www.HOMcorp.com.  Our Chairman of the Board, President and Chief Executive Officer is Frank Fradella. Our Chief Operating Officer and President is Rick O'Brien, and our Senior Vice President and Chief Financial Officer, is Jeff Mattich.

Growth Strategy

Our growth strategy is to target markets that are (i) prone to flooding, hurricanes, tornados, fires or other naturally occurring and repetitive weather emergencies; and/or (ii) experiencing robust housing development, and penetrate these markets through internal growth of its existing operating subsidiaries and a well-executed acquisition program to expand the Company's service offerings.  We have closed five acquisitions since November of 2002.  We implemented our initiative to expand into the hardest hit areas of the 2005 hurricane season by forming HSR of Louisiana, a wholly-owned subsidiary, and acquiring substantially all of the assets of FERS in September of 2005.  Initially, the services provided by these operations involve the drying, dehumidifying, clean up and removal of debris at many of the hurricane-affected locations prior to commencing restoration services.  We expect the recovery, restoration and rebuilding effort associated with the 2005 hurricanes to happen in stages and last between two to five years.  The Company plans to take advantage of the opportunity to service these areas through each stage with each of its Recovery, Restoration and Rebuilding/Remodeling service offerings.

We also see the opportunity to further capitalize on the robust growth in housing in our target markets through the Company's relationship with Centex Corp. ("Centex"), a leading public homebuilder, as well as with the expansion of our relationships with retailers including Home Depot, Inc. ("Home Depot").

Service Offerings

Our business consists of three integrated service offerings:  (i) Recovery; (ii) Restoration; and (iii) Rebuilding/Remodeling.  We believe that the natural progression of our business offerings in markets affected by weather-related emergencies, from Recovery, to Restoration, to Rebuilding/Remodeling, increases our opportunities across all three service offerings.

               Recovery

With its recent expansion into the Louisiana area as well as with its completion of the FERS acquisition, the Company is a first responder to clean up activities after weather-related emergencies.  It has significant currently ongoing operations throughout impacted areas in Florida, Louisiana, Mississippi, and Texas.  The Company and FERS (prior to the acquisition of its assets by HSR of Louisiana) also provided recovery services in Florida during the 2004 hurricane season, which we believe will position the Company to generate revenue in our Restoration and Rebuilding/Remodeling segments in the Florida markets.  HSR of Louisiana provides trained employees who provide onsite first response technical services in these markets through contracts with commercial and residential clients.  Currently, the Company's Recovery services include providing initial set up services in an impacted area (including power, lodging, sustenance, and training) and then providing the drying, dehumidification, cleanup and removal of debris from commercial and residential areas to prepare the areas for the next stage of restoration.  We believe the Recovery segment of our business to not only be of high growth and profitability, but we also seek to capitalize on synergistic opportunities by continuing to  provide these services in areas that need the full spectrum of restoration, rebuilding and remodeling services that the Company can provide.  Currently we provide these services on an hourly rate to our commercial and residential clients, principally as a subcontractor to customers providing additional services in these markets.  We intend to pursue bids on recovery services contracts with insurance agencies and government branches and agencies.  Although we believe that we will provide recovery services in the future to insurers and government agencies, there is no assurance that we will win any of these contracts.

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

   Cleaning and Fabric Protection: Through FSS, we provide fabric protection services to protect furniture, carpet and draperies from stains and daily wear through both Company-owned locations as well as over forty licensed locations.  This niche market is primarily targeted at above-average income homeowners with an average ticket of approximately $0.400.  We also provide air duct cleaning services to remove particulate (organic and inorganic) material, which can cause allergic reactions and is often the breeding ground for many types of mold, from heating and air conditioning systems.

          Rebuilding/Remodeling

Through Southern Exposure and Cornerstone, we offer cabinet and countertop installation services.  Our wholly-owned subsidiary, Southern Exposure, manufactures and installs a high-end product line of cabinets and countertops.  Our position in this market was strengthened in March 2005 through the acquisition of Cornerstone, which installs custom marble and granite countertops for residential customers.  Currently, we manufacture and install cabinets and kitchen countertops for Centex, a leading public homebuilder, in its southwest Florida market.  We also install granite countertops for Home Depot in Florida, Georgia, Alabama and South Carolina, and for Lowes Companies, Inc., ("Lowes") in Florida.  It is expected that a portion of our cabinet and countertop installation services will generate additional opportunities across our other business segments.

Use of Estimates and Critical Accounting Policies

                In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income (loss) from operations, and net income (loss), as well as on the value of certain assets on our balance sheet.  We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management.  While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include accounts receivable allowance, revenue recognition, stock-based compensation, and goodwill.  In addition, please refer to Note 1 to the accompanying financial statements for further discussion of our accounting policies.

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

Accounting for Stock-Based Incentive Programs.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share Based Payment: An Amendment of FASB Statements No. 123 and 95" ("SFAS 123R"), in our first quarter of fiscal year 2006 we started to recognize compensation expense related to stock options and restricted stock purchase rights, which are equivalent to options granted to employees based on: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with SFAS No 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), adjusted for an estimated future forfeiture rate, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Our assessment of the estimated fair value of the stock options granted is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact.  We utilize the Black-Scholes model to estimate the fair value of stock options granted.  Generally, our calculation of the fair value for options granted under SFAS 123R is similar to the calculation of fair value under SFAS 123 with the with the exception of the treatment of forfeitures.  The fair value of Restricted Stock Units granted is based on the grate date price of our common stock.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including:

(a)   The expected volatility of our common stock price, which we determine based on historical volatility of our common stock over the prior eighteen month period;

(b)   Expected dividends, which are nil, as we do not anticipate issuing dividends;

(c)   Expected life of the stock option, which is estimated based on the historical stock option exercise behavior of our employees; and

(d)   Expected forfeitures of stock options, which is estimated based on the historical turnover of our employees and expected turnover in the future.  Prior to adoption of SFAS 123R, we recognized forfeitures under SFAS 123 as they occurred.

In the future, we may elect to use different assumptions under the Black Scholes valuation model or a different valuation model, which could result in a significantly different impact on our net income or loss.

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

Results of Operations (Dollars and Shares in Thousands)

Comparison of three months ended March 31, 2006 to three months ended March 31, 2005

Net Sales

    Recovery/Restoration Services

                Sales for the three months ended March 31, 2006 was $8,621, compared to $5,137 for the three months ended March 31, 2005. The sales increase from the same period in 2005 is due to HSR of Louisiana's acquisition completed September 2005 of substantially all the assets of FERS and additional revenue generated from Louisiana operations. The Company also generated over $3,000 in revenues from one of its major restoration customers for services, including standby and mobilization of its labor force, to be used on specific projects as specified in its master services agreement  with the customer.  The contracts allow for billings up to $40,000 for services, which are scheduled to be complete during 2006.

    Rebuilding/Remodeling

                    The revenue for the three months ended March 31, 2006 was $10,659 from continuing operations, compared to $4,200 for the three months ended March 31, 2005. The increase from the same period in 2005 is due to a 58% increase in Southern Exposure sales and the Cornerstone acquisition effective March 31, 2005.The Southern Exposure sales increase resulted from increased demand from its primary customer to complete certain projects during the first quarter of 2006.

Costs of Sales

    Recovery/Restoration Services

                Costs of sales for the three months ended March 31, 2006 were $2,884, compared to $2,374 for the three months ended March 31, 2005. The increase in the total costs of sales from the same period in 2005 is due to sales from HSR of Louisiana operations. Costs of sales as a percentage of sales for the three months ended March 31, 2006 and 2005 were 33.4% and 46.2%, respectively. HSR of Louisiana generated higher margin fees associated with contracts to commit a portion of its labor force with its major recovery/restoration customer.

    Rebuilding/Remodeling

                   Costs of sales for the three months ended March 31, 2006 were $6,448 from continuing operations, compared to $2,497 for the three months ended March 31, 2005. The increase in total costs of sales from the prior period in 2005 is due to a 58% increase in Southern Exposure sales and the Cornerstone acquisition effective March 31, 2005. Segment costs of sales as a percentage of sales for the three months ended March 31, 2006 and 2005 was 60% and 59%, respectively.

Selling, General and Administrative Expenses

    Recovery/Restoration Services

                 Selling, general and administrative ("SG&A") expenses were $3,168 for the three months ended March 31, 2006, compared to $1,719 for the three months ended March 31, 2005.  This represents an increase of $1,449 from the same period in 2005, primarily due to HSR of Louisiana operations. SG&A expenses as a percentage of sales for the three months ended March 31, 2006 and 2005 were 37% and 33%, respectively. The Company also increased its general reserve and allowances associated with its accounts receivable.

    Rebuilding/Remodeling

                  SG&A were $1,782 from continuing operations for the three months ended March 31, 2006 compared to $614 for the three months ended March 31, 2005.  Segment SG&A expenses for the three months ended March 31, 2006 include expenses associated with the Cornerstone acquisition, effective in March 2005. Southern Exposure experienced increased SG&A expenses from the same period in 2005, primarily due to the expansion of its operational support and sales growth. Segment  SG&A as a percentage of segment sales for the three months ended March 31, 2006 and 2005 were 17% and 15%, respectively, primarily due to expansion of its Home Depot markets.

    Corporate

                  Corporate SG&A were $999 for the three months ended March 31, 2006, compared to $594 for the three months ended March 31, 2005. The increase from the same period in 2005 is due primarily to stock option expense of $154, increased legal and professional fees and consulting fees of $184, and board of director compensation of $87. Corporate SG&A for the three months ended March 31, 2006 and 2005 as a percentage of total sales were 5% and 6%, respectively.

Other Income (Expense)

                 Interest expense was $60 for the three months ended March 31, 2006, compared to $279 for the three months ended March 31, 2005. In 2005, the Company amortized $99 in debt issue costs to interest expense on the Laurus debt (see Note 5) and interest expense of $102 related to debt principal that is now retired.  The Laurus debt principal and accrued interest payable was converted to common stock in January 2006.

Income Taxes

             Income tax expense was $1,413 for the three months ended March 31, 2006 compared to $82 for the three months ended March 31, 2005. In 2005, the Company utilized its net operating loss tax carry forward provision to offset 2005 federal taxable income.

Discontinued Operations

During the year ended December 31, 2005, the Company's management committed to a plan to dispose of certain assets and liabilities of its building and remodeling division.  The disposal will allow the Company to focus on supporting higher margin opportunities.

Net sales from discontinued operations for the year ended March 31, 2006 were $514, cost of sales were $662 and selling, general and administrative expenses were $317.  There were no comparable amounts in 2005 as the division was acquired effective March 31, 2005.

Liquidity and Capital Resources

                The Company's existing capital resources as of March 31, 2006 consist of cash and accounts receivable totaling $28,043, compared to cash and accounts receivable of $5,990 as of March 31, 2005. The Company believes that the financing arrangements the Company currently and has planned are sufficient throughout the next twelve months to finance its working capital needs.  Implementation of the Company's strategic plan of acquiring niche residential services companies will require additional capital, however.

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

Subject to the provisions of the Line of Credit, the Company can borrow, repay and reborrow principal under the Line of Credit from time to time during its term. The principal amount outstanding under the Line of Credit may not exceed the lesser of (a) $10,000 or (b) an amount equal to two times the Company's free cash flow for the immediately preceding two calendar quarters ("the Credit Limit"). For purposes of the Line of Credit, the Company's free cash flow is defined for each period of determination as (a) net income plus the sum of interest, depreciation and amortization, less (b) distributions or dividends, less (c) accounts receivable of the Company and its subsidiaries unpaid 180 days or more after invoice date, plus (d) reserves specifically established against the receivables described in (c) to the extent such reserves are deducted in determining net income for the period in question. In connection with the Line of Credit, the Company paid the financial institution a commitment fee in the amount of $100. The Company is also obligated to pay an unused facility fee on the daily average unused amount of the Line of Credit equal to one-half of one percent (0.5%) per annum, calculated and payable quarterly in arrears.

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

The Line of Credit contains covenants, including financial covenants, with which the Company must comply. The financial covenants include current assets to current liabilities ratio and a debt service coverage ratio. With certain exceptions, the Company is prohibited under the Line of Credit from incurring any debt or permitting any liens to be placed on its assets or the assets of its subsidiaries. Under the terms of the Line of Credit, the Company has agreed not to take certain actions, prior to the financial institution's approval, including becoming a party to a merger or consolidation, acquiring assets, and subject to certain exceptions, issuing securities.

The Company has not utilized the Line of Credit as of May 12, 2006.

During the three months ended March 31, 2006, the Company provided net cash from operating activities of $423, including net income of $3,123.

The Company's investing activities provided net cash of $640 primarily due to payments on notes receivable and cash acquired in acquisitions, net of cash paid.

The Company's net cash from financing activities of $2,102 was primarily due to proceeds from cash exercise of warrants and options. Cash flow outlays were for principal payments on long-term debt and capital leases and distributions to a minority stockholder.

 CONTRACTUAL OBLIGATIONS

                 During the first quarter 2006, the Company entered into a Master Services Agreement with a recovery/restoration contractor to provide stand-by and mobilization services beginning January, 2006. Contracted work is inclusive of emergency response remediation abatement and construction of both residential and commercial projects. The Company will perform all work in accordance with the plans and specifications identified by the contractor and furnish labor, materials, equipment, and supplies in such quantities, and schedule such hours as will be necessary to accomplish the work. If the contractor elects to cease or postpone the its projects, the contractor may terminate the contract by written notice.

	Payments Due by Period
		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Capital Lease Obligations	$186	$52	$133	$1	$-
Short term note payable	525	525	-	-	-
Notes Payable	2,603	1,398	1,170	35	-
Operating Leases	2,583	634	1,113	387	449
Total	$5,897	$2,609	$2,416	$423	$449

We believe that, for the period presented, inflation has not had a material effect on our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to the instructions to Item 305(c) of Regulations S-1K, quantitative and qualitative disclosures about material risk is not required until after the first fiscal year end in which Item 305 is applicable, and thus, such information is not included.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of March 31, 2006 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission ("the SEC"), such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

 (b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II
OTHER INFORMATION
(Dollars and shares in thousands, except for per share data)

Item 1. Legal Proceedings.

The nature and scope of our business operations bring us into regular contact with the general public, a variety of businesses and government agencies.  These activities inherently subject us to potential litigation, which we defend in the normal course of business. At March 31, 2006, there were no claims and disputes incidental to the business.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in our 10-KSB for the annual period ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2006 (any issuances previously disclosed by the Company on Form 8-K are not repeated herein), the Company issued the following shares of its common stock and other equity securities without registration under the Securities Act of 1933, as amended (the "Securities Act") (dollars and shares are reported  in thousands, except per share data):

1. On January 23, 2006, the Company issued 480 shares of common stock related to the conversion of $902 in debt principal and accrued interest payable at a conversion price of $1.88 per share;

2. On February 8, 2006 the Company issued 7 shares of common stock at an exercise price of $2.00 per share in connection with the cashless exercise of a  stock option; and

3. On February 8, 2006 the Company issued 26 shares of common stock for $40 (a conversion price of $1.50 per share) in connection with the exercise of  options.

The above issuances were unregistered, as the Company was relying on the exemptions from registration contained in Section 4(2) of the Securities Act, and in certain cases, Regulation D promulgated thereunder, on the basis that such transactions did not involve public offerings of securities.

Item 3.  Defaults Upon Senior Securities

                None

Item 4.  Submission of Matters to a Vote of Security Holders

                None

Item 5.  Other information

                None

Item 6.        Exhibits

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

3.3	Amended and Restated Bylaws of the Company, as amended on April 4, 2006. +
10.1

Employment Agreement between Home Solutions of America, Inc. and Jeffrey M. Mattich, dated January 10, 2006 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 10, 2006, and incorporated herein by reference).

10.2

Loan Agreement between Home Solutions of America, Inc. and Texas Capital Bank, National Association, dated March 6, 2006 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 10, 2006, and incorporated herein by reference).

10.3

Revolving Credit Promissory Note issued by Home Solutions of America, Inc., to the order of Texas Capital Bank, National Association in the principal amount of $10,000,000.00 dated March 6, 2006 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 10, 2006, and incorporated herein by reference).

21

10.4

Pledge and Security Agreement among Cornerstone Building and Remodeling, Inc., Fiber-Seal Systems, L.P., Home Solutions Restoration of Louisiana, Inc., P.W. Stephens, Inc., Southern Exposure Unlimited of Florida, Inc., S.E. Tops of Florida, Inc., Southern Exposure Holdings, Inc. and FSS Holding Corp. for the benefit of Texas Capital Bank, National Association, dated March 6, 2006 (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 10, 2006, and incorporated herein by reference).

10.5

Guaranty Agreement among Cornerstone Building and Remodeling, Inc., Fiber-Seal Systems, L.P., Home Solutions Restoration of Louisiana, Inc., P.W. Stephens, Inc., Southern Exposure Unlimited of Florida, Inc., S.E. Tops of Florida, Inc., Southern Exposure Holdings, Inc. and FSS Holding Corp. for the benefit of Texas Capital Bank, National Association, dated March 6, 2006 (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on March 10, 2006, and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certifications. +
32.1	Section 1350 Certifications. +

+ Filed herewith

22

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME SOLUTIONS OF AMERICA, INC.

Dated: May 15, 2006	By: /s/ FRANK J. FRADELLA
Frank J. Fradella
Chairman, and Chief Executive Officer

Dated: May 15, 2006	By: /s/ Jeffrey M. Mattich
Jeffrey M. Mattich
Chief Financial Officer