Form 10-Q
period 2006-06-30
HOME SOLUTIONS OF AMERICA INC
filed 2006-08-14
CIK 855424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the
quarterly period ended June 30, 2006

Or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the
transition period from ________ to ________

Commission File Number: 001-31711

HOME SOLUTIONS OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State of incorporation)
99-0273889
(I.R.S. Employer Identification No.)

1500 Dragon Street, Suite B Dallas, TX 75207
(Address of principal executive offices)
(214) 623-8446
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  Large accelerated filer         Accelerated filer         Non-accelerated filer   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No   X

The number of shares outstanding of the registrant's common stock, $.001 par value per share, as of August 14, 2006 was 44,569,160.

Transitional Small Business Disclosure Format:  Yes        No   X

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Home Solutions of America, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2006	2005
Assets	(unaudited)	(audited)
Current assets:
Cash	$13,831	$8,225
Accounts receivable, net	21,962	20,585
Current portion of notes receivable	938	361
Inventories	3,564	1,026
Current assets of discontinued operations held for sale	-	767
Prepaid expenses and other current assets	2,070	1,041
Deferred tax asset	9,171	-
Assets held for sale	840	840
Total current assets	52,376	32,845

Property and equipment, net	2,636	2,466
Intangibles, net	9,094	9,501
Goodwill	42,802	41,882
Notes receivable, net of current portion	1,628	525
Non-current assets of discontinued operations held for sale	-	391
Deferred tax asset	-	793
Other assets	329	264
	$108,865	$88,667
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$4,750	$6,267
Current portion of debt	1,196	3,382
Current portion of capital lease obligations	64	76
Current liabilities of discontinued operations held for sale	-	1,216
Total current liabilities	6,010	10,941
Long-term Liabilities:
Debt, net of current portion	334	1,363
Non-current liabilities of discontinued operations held for sale	-	158
Minority interest	366	483
Capital lease obligations, net of current portion	120	117
Total liabilities	6,830	13,062
Commitments and Contingencies
Stockholders' Equity:
Common stock, $.001 par value, 100,000 shares authorized; 40,446 and
35,510 shares issued and outstanding, respectively	40	36
Additional paid-in capital	108,957	90,122
Accumulated deficit	(6,962)	(14,553)
Total stockholders' equity	102,035	75,605
	$108,865	$88,667

See Notes to Consolidated Financial Statements.

Home Solutions of America, Inc.
Consolidated Statements of Income
(Dollars in thousands, except share and per share data)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net sales	$24,154	$12,732	$43,433	$22,047
Costs and expenses
Cost of sales	12,781	7,164	22,112	12,013
Selling, general and administrative expenses	5,471	3,690	11,420	6,529
	18,252	10,854	33,532	18,542

Operating income	5,902	1,878	9,901	3,505
Other income (expense):
Gain on sale of assets	-	-	22	1
Interest income	74	15	124	32
Interest expense	(58)	(433)	(118)	(780)
Other income	29	29	55	47
Total other income (expense)	45	(389)	83	(700)

Income from continuing operations before income taxes and minority interest	5,947	1,489	9,984	2,805

Income taxes	(2,246)	(116)	(3,668)	(218)
Minority interest	(208)	(287)	(466)	(480)

Income before discontinued operations	3,493	1,086	5,850	2,107

Gain (loss) from discontinued operations, net of taxes	975	(21)	1,741	(21)

Net income	$4,468	$1,065	$7,591	$2,086

Net income available to common shareholders per share:

Basic earnings per share:
Income from continuing operations	$0.09	$0.04	$0.16	$0.09
Gain from discontinued operations, net of tax	0.03	-	0.04	-
	$0.12	$0.04	$0.20	$0.09

Diluted earnings per share:
Income from continuing operations	$0.09	$0.04	$0.15	$0.08
Gain from discontinued operations, net of tax	0.02	-	0.04	-
	$0.11	$0.04	$0.19	$0.08

Weighted average number of common shares outstanding:
Basic	38,295	20,929	37,103	18,959
Diluted	40,594	22,464	39,642	20,622

See Notes to Consolidated Financial Statements.

Home Solutions of America, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$7,591	$2,086
Adjustments-
Depreciation and amortization	818	818
Minority interest in income of consolidated subsidiary	466	480
Provision for doubtful accounts	1,224	163
Gain on sale of assets	(22)	-
Stock-based compensation	298	-
Estimated fair value of common stock issued for services	171	-
Gain on sale of discontinued operations	(3,177)	-
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(2,481)	(2,721)
Prepaid expenses and other current assets	(571)	205
Inventories	(859)	(773)
Other assets	714	(354)
Deferred tax asset	(9,171)	-
Costs in excess of billings	-	(505)
Accounts payable and accrued expenses	(3,065)	1,245

Net cash provided by (used in) operating activities	(8,064)	644

Cash Flows from Investing Activities

Cash advanced under note receivable	(375)	-
Payments received on notes receivable	650	337
Cash acquired in acquisitions, net of cash paid	87	-
Acquisition costs of Cornerstone Granite & Marble, Inc.	-	(2,122)
Purchases of property and equipment	(223)	(115)
Net cash provided by (used in) investing activities	139	(1,900)

Cash Flows from Financing Activities
Proceeds from note payable, net of cash issuance costs	-	5,955
Principal payments on debt and capital leases	(3,182)	(3,558)
Excess tax benefit from options exercises	9,171	-
Proceeds from exercise of warrants and options	7,880	23
Distributions to minority stockholder	(583)	(391)
Proceeds received from disgorgement of profits	245	-
Net cash provided by financing activities	13,531	2,029

Net Increase in cash	5,606	773

Cash at beginning of period	8,225	1,128

Cash at end of period	$13,831	$1,901

See Notes to Consolidated Financial Statements.

Home Solutions of America, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2006	2005

Cash paid for:
Interest	$102	$515
Income taxes	$3,276	$108

Supplemental schedule of non-cash investing and financing activities:
Issuance of stock for conversion of debt and accrued interest	$902	$135
Fixed assets acquired through debt and capital lease obligations	$128	$205
Issuance of stock for payment of interest	$-	$14
Preferred dividend accrual	$-	$107
Fair value of warrants issued for debt private placement	$-	$1,295
Issue of stock for acquisition	$-	$3,808
Issuance of notes payable for acquisition	$745	$1,600
Issuance of stock for supply agreement	$-	$1,350
Debt assumed in acquisition	$-	$1,897
Amortization of preferred stock issuance costs and beneficial
conversion as preferred stock dividends	$-	$253
Shares issued for prepaid consulting	$-	$68
Inventory received for reduction of note receivable from
Cornerstone	$1,559	$-
Issuance of common stock for preferred dividends	$-	$109

         See Notes to Consolidated Financial Statements.

Home Solutions of America, Inc.
Notes to Consolidated Financial Statements
June 30, 2006
 (Unless otherwise indicated, dollars and shares in thousands, except per share data)
(unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with the regulations for interim financial information of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which consist only of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Company Description and Nature of Operations

Home Solutions of America, Inc. ("the Company") a Delaware corporation, is a provider of recovery, restoration and rebuilding/remodeling services to commercial and residential areas that are (i) prone to flooding, hurricanes, tornados, fires or other naturally occurring and repetitive weather related emergencies; and/or (ii) experiencing robust housing development. With operations in the South, Gulf Coast regions and California, we believe that the Company is well positioned to capitalize on the growing demand for our suite of Recovery, Restoration and Rebuilding/Remodeling services. We seek to expand our core service offerings through the future acquisition of strategic, specialized, profitable and well-managed companies operating in our target markets and business segments with a proven history of internal growth.

Our business consists of three integrated service offerings:  (i) Recovery, (ii) Restoration and (iii) Rebuilding/Remodeling.

Recovery.  The Company's Recovery services include catastrophic storm response, clean up and removal of debris, initial set up services in an impacted area (including power, lodging, sustenance and training), water mitigation, drying, dehumidification and preparing affected areas for the next stage of restoration and rebuilding.  We have trained employees who provide onsite first response to respond to fire, water and weather-related emergencies in our target markets to both commercial and residential clients.  These services are currently provided through our wholly-owned subsidiaries, Fireline Restoration, Inc. ("Fireline"), which we acquired effective July 1, 2006 pursuant to an acquisition closed on July 31, 2006, and Home Solutions Restoration of Louisiana, Inc. ("HSR of Louisiana"), which commenced operations in September 2005 in connection with the acquisition of substantially all the assets of Florida Environmental Remediation Services, Inc., ("FERS"), a Florida corporation engaged in recovery services.  Our Recovery services are currently provided in the disaster impacted areas of Florida, Louisiana, Mississippi and Texas.  See Note 10 - Subsequent Events for additional information regarding the Fireline acquisition.

Restoration.  Our Restoration segment focuses on the next stage of services after the initial clean up and catastrophic storm response.  Services presently included in our Restoration business segment involve water, fire and wind restoration, mold remediation, contents restoration, air decontamination, asbestos and lead paint removal, cleaning, drying and deodorization of carpet and furniture and moving and storage services.  We are also involved in the initial stages of reconstruction of commercial and residential properties.  Fireline, which specializes in disaster recovery services, insurance estimates and repairs for commercial, industrial and residential properties, is certified in multiple aspects of the restoration industry, including smoke, fire, water and mold.  Fireline is licensed as a general contractor in Florida and offers full interior and exterior restoration and reconstruction services in that state.  Restoration business segment services are also provided through PW Stephens, Inc. ("PWS") and Fiber Seal Systems, L.P., a wholly-owned subsidiary ("FSS").  PWS provides water and fire restoration services, air decontamination, and removal of mold asbestos and lead paint in California and to a lesser extent in Florida.  FSS provides cleaning, drying, and deodorization of carpet and furniture as well as moving and storage services in 23 states and the District of Columbia.

Rebuilding/Remodeling.  Our Rebuilding/Remodeling segment includes the production and installation of custom kitchen cabinets and countertops and the installation of custom marble and granite countertops provided through our wholly-owned subsidiary, Southern Exposure Unlimited of Florida, Inc. and its 50% owned subsidiary, SouthernStone Cabinets, Inc. (collectively, "Southern Exposure") and the installation of custom marble and granite countertops through our wholly-owned subsidiary, Cornerstone Marble & Granite, Inc. formerly known as Cornerstone Building and Remodeling, Inc. ("Cornerstone").

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Home Solutions and its wholly and 50% owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.   The minority owner's interest in a subsidiary has been reflected as minority interest in the accompanying consolidated balance sheets.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, the realizability of accounts and notes receivable, inventories, recoverability of property and equipment, intangibles and goodwill and valuation of stock-based compensation and deferred tax assets.  Actual results could differ from these estimates.

Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows.  The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management.  At June 30, 2006, the Company's management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

Intangibles

Identifiable intangibles acquired in connection with business acquisitions accounted for under the purchase method are recorded at their respective fair values. The Company is amortizing the identifiable intangibles over their estimated useful lives, ranging from 6 to 20 years.  Intangibles consist of the following at June 30, 2006:

		Estimated Useful
	Balance	Life (Years)

Trade name	$4,540	15
Customer list	4,100	15
Supply agreement	1,350	20
Non -compete	441	6
	10,431
Accumulated amortization	(1,337)
	$9,094

Amortization expense totaled $407 and $202 for the six months ended June 30, 2006 and 2005, respectively. The estimated amortization for the next five years is as follows.

2007	$ 725
2008	725
2009	725
2010	725
2011	725

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

The changes in the carrying amount of goodwill for the six months ended June 30, 2006 are as follows:  (see Note 3 - Acquisitions and Disposals):

Balance as of December 31, 2005	$41,882
Goodwill acquired during the six months ended June 30, 2006	920
Balance as of June 30, 2006	$42,802

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectibility is probable. Sales are recorded net of sales discounts.

PWS, FSS, and HSR of Louisiana recognize revenue at the time the contract and related services are performed.

Southern Exposure and Cornerstone recognize revenue for product sales at the time the related products are shipped to the customer. These subsidiaries recognize revenue for installation jobs upon complete installation of the cabinets or countertops and inspection by the customer. Deferred revenue represents amounts billed to customers and collected prior to completion of the installation of the cabinets or countertops and inspection by the customer.

Stock-Based Compensation

At June 30, 2006, the Company had two stock-based compensation plans. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock Based Compensation. No stock-based employee compensation cost was recognized in the statements of operations for the three and six months ended June 30, 2005, as all options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, on the first day of the Company's fiscal year 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share Based Payment, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted and not yet vested prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Since stock-based compensation expense recognized in the statements of operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, the compensation expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures to be 2% of the options issued.

The Company calculates stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. The Company's determination of fair value of share-based payment awards are made as of their respective dates of grant using that option pricing model and is affected by the Company's stock price as well as assumptions regarding a number of subjective assumptions. These variables include, but are not limited to, the Company's expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior.  The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant.  The expected volatility is based on the historical volatility of the Company's stock price.  These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company's employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company's employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost is recognized on a straight-line basis over the vesting period of the option.

The Company has issued stock options to employees and directors whose only condition for vesting are continued employment or service during the related vesting period. Typically, the vesting period is three years for employee awards, although awards are sometimes granted with immediate vesting.

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows.  Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) to be classified as financing cash flows.  The $9,171 excess tax benefit classified as a financing cash inflow during the six month period ended June 30, 2006, would have been classified as an operating cash inflow if the Company  had continued to account for its share-based payments under APB No. 25

For the six months ended June 30, 2006, the Company recognized compensation cost of $298, which is included in selling, general and administrative expenses in the accompanying statement of operations, as a result of the adoption of SFAS 123R. The effect of the change in applying the original provisions of SFAS 123 resulted in lowering income from continuing operations, income before taxes, net income and basic and diluted earnings per share are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006		June 30, 2006
	SFAS 123R	APB 25	SFAS 123 R	APB 25

Income from continuing operations before income
taxes and minority interest	$5,947	$6,245	$9,984	$10,282
Net income	$4,468	$4,766	$7,591	$7,889
Basic income per share	$0.12	$0.12	$0.20	$0.21
Diluted income per share	$0.11	$0.12	$0.20	$0.20

The following table illustrates the effect on net income and net income per share for the three and six months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plans. For purposes of this pro forma disclosure, the fair value of the options is estimated using the Black Scholes option-pricing model and amortized on a straight-line basis to expense over the options' vesting period:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2005	June 30, 2005

Net income, as reported	$1,065	$2,086
Add: Share-based employee compensation expense included
in net income, net of related tax effects, as reported	-	-
Deduct: Share-based employee compensation expense
determined under the fair value method, net of related tax
tax effects - pro forma	(200)	(576)
Net income - pro forma	$865	$1,510

Net income per common share, as reported
Basic	$0.04	$0.09
Diluted	$0.04	$0.08

Net income per common share, proforma
Basic	$0.03	$0.06
Diluted	$0.03	$0.06

Stock Plans

The Company has two stock-based plans.  They are the 1998 Stock option Plan (the "1998 Plan") and the 2001 Stock Plan (the "2001 Plan" and collectively, the "Stock Plans").  Under the Stock Plans non-qualified and incentive stock options have been granted to employees, non-employees and board members. Under the 2001 Plan stock purchase rights have been granted to directors. The Board of Directors determines eligibility, vesting schedules and exercise prices for awards granted under the Stock Plans. The Company issues new shares to satisfy stock option exercises and stock purchases under our Stock Plans. An income tax benefit of $9,171 was realized from activity in our Stock Plans during the six months ended June 30, 2006 and there was no such benefit in 2005.

A summary of the shares reserved for grant and awards available for grant under each Stock Plan is as follows:

	June 30, 2006
	Shares Reserved	Awards Available
	for Grant	for Grant

1998 Stock Plan	3,500	1,039
2001 Stock Plan	6,500	3,173
	10,000	4,212

Option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant. Option awards generally have a vesting schedule of three years and are exercisable over a 5 to 10 year service period.

The fair value of each stock-based award is estimated on the grant date using the Black Scholes option-pricing model. Expected volatilities are based on the historical volatility of the Company's stock price. The expected term of options granted subsequent to the adoption of SFAS 123R is derived using the simplified method as defined in the SEC's Staff Accounting Bulletin 107, Implementation of FASB 123R. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. The fair value of options granted was estimated using the following weighted-average assumptions:

	For the Six Months Ended June 30,
	2006	2005

Expected term (in years)	10	5
Expected volatility	80%	65%
Risk-free interest rate	4.5%	3.5%
Dividend yield	-	-

A summary of option activity under the Stock Plans and changes during the six months ended June 30, 2006 is presented below, excluding 95 shares of common stock issued under the 2001 Plan.  See Note 6 - Equity for additional information.  (In thousands, except per share data):

	June 30, 2006
		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding, at December 31, 2005	4,731	$0.86
Granted	250	5.15
Cancelled/forfeited	(75)	1.25
Exercised	(3,514)	1.67		$33,962

Outstanding at June 30, 2006	1,392	$3.10	5.8	$5,881

Options exercisable at end of period	1,128	$3.14	5.0	$5,124

A summary of the activity of the Company's nonvested options is presented below (in thousands, except share and per share data):

	June 30, 2006
		Weighted-Average		Remaining
			Remaining	Unrecognized
		Grant-Date	Years	Compensation
	Shares	Fair Value	To Vest	Cost

Nonvested outstanding at December 31, 2005	490	$0.88
Granted	250	4.31
Vested	(476)	1.13
Forfeited	-	-
Nonvested outstanding at June 30, 2006	264	$3.47	2.3	$915

Issuance of stock for Non Cash Consideration

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

The following is a table reconciling BEPS and DEPS and the related weighted average number of shares outstanding for the three months ended June 30, 2006:

	For the Three Months Ended June 30, 2006
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount

Basic EPS:
Net income	$4,468
Income available to common stockholders	4,468	38,295	$0.12

Effect of dilutive securities:
Options and warrants	-	2,299

Diluted EPS:
Income available to common stockholders	$4,468	40,594	$0.11

The following is a table reconciling BEPS and DEPS and the related weighted average number of outstanding shares for the three months ended June 30, 2005:

	For the Three Months Ended June 30, 2005
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount

Basic EPS:
Net income	$1,065
Less: convertible preferred stock dividends	(55)
Less: amortization of convertible preferred stock
issuance costs and beneficial conversion feature	(127)
Income available to common stockholders	883	20,929	$0.04

Effect of dilutive securities:
Options and warrants	-	1,535

Diluted EPS:
Income available to common stockholders	$883	22,464	$0.04

The following is a table reconciling BEPS and DEPS and the related weighted average number of shares outstanding for the six months ended June 30, 2006:

	For the Six Months Ended June 30, 2006
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount

Basic EPS:
Net income	$7,591
Income available to common stockholders	7,591	37,103	$0.20

Effect of dilutive securities:
Options and warrants	-	2,539

Diluted EPS:
Income available to common stockholders	$7,591	39,642	$0.19

The following is a table reconciling BEPS and DEPS and the related weighted average number of outstanding shares for the six months ended June 30, 2005:

	For the Six Months Ended June 30, 2005
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount

Basic EPS:
Net income	$2,086
Less: convertible preferred stock dividends	(107)
Less: amortization of convertible preferred stock
issuance costs and beneficial conversion feature	(253)
Income available to common stockholders	1,726	18,959	$0.09

Effect of dilutive securities:
Options and warrants	-	1,663

Diluted EPS:
Income available to common stockholders	$1,726	20,622	$0.08

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2 - SEGMENT INFORMATION

The Company operates in two segments: Recovery/Restoration and Rebuilding/Remodeling.  The Company's Recovery/Restoration segment includes catastrophic storm response services, water, fire and wind restoration, mold remediation and air decontamination provided to commercial, residential and industrial properties, as well as carpet cleaning, air duct cleaning and fabric protection services provided primarily to residential properties.  The Rebuilding/Remodeling segment includes interior and exterior restoration and reconstruction services provided to commercial, residential and industrial properties and cabinet production, as well as cabinet and countertop installation services provided primarily to residential properties. See Note 8 - Segment Reporting for additional information.

NOTE 3 - ACQUISITIONS AND DISPOSALS

During the first quarter of 2006, the Company consummated two separate acquisitions. The acquisitions were accounted for as  purchases. The combined purchase price was $765, payable in promissory notes of $745 and cash of $20. The excess of the purchase price over the tangible net assets acquired of $920 was assigned to goodwill at March 31, 2006 in the accompanying consolidated balance sheet.

Proforma disclosure information is not presented because the operations acquired are not considered significant to the Company.  No acquisitions were consummated in the second quarter of 2006.

Cornerstone Building and Remodeling Division

During the fourth quarter of 2005, the Company's management committed to a plan to dispose of certain assets and liabilities of its building and remodeling division, which was acquired in April 2005.

On March 24, 2006, the Company entered into an asset purchase agreement to sell certain assets and liabilities used in connection with the operation of the building and remodeling division of Cornerstone, the Company's wholly-owned subsidiary. The sales price was $500 cash at closing and $3,000 as a note receivable.  See Note 4 - Notes Receivable for additional information. The Company does not consider the disposition to be significant to the Company's operations, and does not consider the agreements entered into in connection with the disposition to be material to the Company.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," the assets and liabilities related to this transaction have been segregated from continuing operations and are reported as assets and liabilities of discontinued operations held for sale in the accompanying balance sheets, all of which were liquidated as of June 30, 2006.  In addition, operations associated with these assets and liabilities and the gain on the sale have been classified as gain (loss) from discontinued operations in the accompanying statements of income.

Discontinued operations' results were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Results of discontinued operations:
Net sales	$-	$3,323	$514	$3,323
Loss before income taxes	$-	$(21)	$(478)	$(21)

Gain on sale of discontinued operations:
Sales price	-	-	3,500	-
Net assets sold	-	-	(323)	-
Deferred gain recognized	1,433	-	-	-
Gain on sale	1,433	-	3,177	-

Gain (loss) from discontinued operations
before income taxes	1,433	(21)	2,699	(21)
Income taxes	(458)	-	(958)	-
Gain (loss) from discontinued operations	$975	$(21)	$1,741	$(21)

NOTE 4 - NOTES RECEIVABLE

As of June 30, 2006, the Company has a note receivable with a balance of $750. The note receivable, as amended, required payments to the Company of $150 paid in March 2006, to be followed by semi-annual payments of $188 commencing on June 30, 2006 and with a final payment on December 31, 2007.  The note receivable is personally guaranteed by a third party. The Company recorded this note receivable with an implicit rate of 4.55%.

On March 24, 2006, the Company entered into an asset purchase agreement to sell certain assets and liabilities used in connection with the operation of the building and remodeling division of Cornerstone, the Company's wholly-owned subsidiary.  See Note 3 - Acquisitions and Disposals for additional information regarding this transaction. The sales price was $500 cash at closing and $3,000 in a note receivable. The note receivable principal and accrued interest is payable quarterly, beginning June 30, 2006 and maturing March 31, 2009. The note bears interest at the lesser of (a) on a per annum basis, the "prime rate" as published in the Wall Street Journal and, (b) the maximum rate per annum permitted by applicable law. The note is secured by the assets of the purchaser and a guarantee by the parent company of the purchaser. At June 30, 2006 the note receivable balance was $1,441.  During the three months ended June 30, 2006, the note receivable balance was paid down by the receipt of inventory totaling $1,559.  The note receivable balance was paid off in the third quarter of 2006.

On May 24, 2006, the Company entered into an exclusive agreement with a modular housing sales agent stating it will provide installation services for modular housing in New Orleans and surrounding areas.  In connection with the agreement, the Company agreed to loan a third party up to $800 in a note receivable.  The note requires one balloon installment of all accrued but unpaid interest and all outstanding principal on August 17, 2006.  The note bears interest at the lesser of (a) 7% on a per annum basis, (b) the maximum rate per annum permitted by applicable law. At June 30, 2006 the note receivable balance was $375.

NOTE 5 - DEBT

In March 2006, the Company obtained a $10,000 revolving line of credit ("Line of Credit") from a financial institution. The annual interest rate is at the financial institution's prime rate of interest less one quarter of one percent (0.25%), totaling 8% at June 30, 2006. Interest payments on the outstanding principal balance of the Line of Credit are due monthly beginning on April 1, 2006. The Line of Credit expires, and all outstanding principal must be repaid to the financial institution, on September 1, 2007. The borrowings from the Line of Credit will be used for working capital purposes.

Subject to the provisions of the Line of Credit, the Company can borrow, repay and reborrow principal under the Line of Credit from time to time during its term. The principal amount outstanding under the Line of Credit may not exceed the lesser of (a) $10,000 or (b) an amount equal to two times the Company's free cash flow for the immediately preceding two calendar quarters ("the Credit Limit"). For purposes of the Line of Credit, the Company's free cash flow is defined for each period of determination as (a) net income plus the sum of interest, depreciation and amortization, less (b) distributions or dividends, less (c) accounts receivable of the Company and its subsidiaries unpaid 180 days or more after invoice date, plus (d) reserves specifically established against the receivables described in (c) to the extent such reserves are deducted in determining net income for the period in question. In connection with the Line of Credit, the Company paid the financial institution a commitment fee in the amount of $100. The Company is also obligated to pay an unused facility fee on the daily average unused amount of the Line of Credit less taxes paid equal to one-half of one percent (0.5%) per annum, calculated and payable quarterly in arrears.

The Line of Credit is secured by substantially all of the assets of the Company and its subsidiaries, excluding Fireline, and the capital stock of such subsidiaries, excluding Fireline, pursuant to a Pledge and Security Agreement. The Line of Credit is guaranteed by the subsidiaries of the Company, excluding Fireline, pursuant to a Guaranty Agreement.

Under the Line of Credit, the financial institution has agreed to issue letters of credit meeting the requirements of the financial institution set forth in the Line of Credit for the benefit of the Company in an amount not to exceed $2,000 in the aggregate, and subject to the amount of cash advanced under the Line of Credit plus amounts outstanding under the letters of credit not being in excess of the Credit Limit. Pursuant to the terms of the Line of Credit, for each letter of credit issued by the financial institution, the Company agrees to pay a letter of credit fee equal to one and one-half percent (1.5%) of the face amount of the letter of credit, but not less than $5, plus other fees charged under the financial institution's then-current policies.

The Line of Credit contains covenants, including financial covenants, with which the Company must comply. The financial covenants include current assets to current liabilities ratio and a debt service coverage ratio. With certain exceptions, the Company is prohibited under the Line of Credit from incurring any debt or permitting any liens to be placed on its assets or the assets of its subsidiaries. Under the terms of the Line of Credit, the Company has agreed not to take certain actions, prior to the financial institution's approval, including becoming a party to a merger or consolidation, acquiring assets, and subject to certain exceptions, issuing securities.  At June 30, 2006, the Company is in compliance with such covenants.

In July 2006, the Company borrowed $7,000 on the Line of Credit.  A portion of the cash was used to fund the purchase price of Fireline.  In connection with obtaining the financial institution's approval for the acquisition of Fireline, the Company agreed to pay the financial institution a $15 fee and agreed to cause the former owner of Fireline to execute a subordination agreement by October 15, 2006.  See Note 10 - Subsequent Events for additional information regarding the acquisition.

Debt consists of the following at June 30, 2006:

Note payable to Southern Exposure seller, interest at 2% in excess of one-month LIBOR rate (adjusted on the first day of each calendar quarter totaling 6.83% at June 30, 2006), principal and interest payments due quarterly. The payments are equal to the greater of (i) the amount of principal and interest that would be payable under a 10-year amortization or (ii) 60% of free cash flow (as defined) of the calendar quarter that precedes the payment date by two calendar quarters. The note is secured by a security interest in all the assets and stock of Southern Exposure Unlimited of Florida, Inc. and SE Tops of Florida, Inc. and a first lien on 50% of the stock of SouthernStone Cabinets, Inc.  The note was paid in July 2006.

$1,074

Note payable, non-interest bearing, payable in $5 monthly installments until paid in full to the seller of Fiber Seal Systems of Los Angeles (FSSLA).
195

Notes and leases payable to various financial institutions, collateralized by various equipment and automobiles, bearing interest at various annual interest rates ranging from prime plus 0.75% to 13.21% principal and interest payable in monthly installments ranging from $0.4 to $1 through March 2011.

261

Total	1,530
Less current portion	(1,196)
Non-current portion	$334

NOTE 6 - EQUITY

Common Stock

During the six months ended June 30, 2006, the Company issued 3,501 shares of common stock for $6,017 in connection with the exercise of stock options.

During the six months ended June 30, 2006, the Company issued 9 shares of common stock in connection with the cashless exercise of stock options.

During the six months ended June 30, 2006, the Company issued 58 shares of common stock in connection with the cashless exercise of warrants.

During the six months ended June 30, 2006, the Company issued 480 shares of common stock in connection with the conversion of $902 of convertible debt and accrued interest payable.

During the six months ended June 30, 2006, the Company issued 793 shares of common stock for $1,863 in connection with the exercise of warrants.

During the six months ended June 30, 2006, the Company issued 95 shares of common stock to the Company's board of directors under its Stock Plans, in consideration of services provided from January 1, 2005 to April 30, 2006.  During the six months ended June 30, 2006, the Company expensed approximately $86 in the accompanying statement of operations.

During the Annual Meeting, the stockholders approved an amendment of the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 50,000 to 100,000 shares.

In July 2006 the Company's Compensation Committee approved two separate stock grants of 20 (an aggregate of 240 shares) each of the Company's common stock for the Company board members' services during the period from June 1, 2006 to May 31, 2008.  During the six months ended June 30, 2006 the Company expensed approximately $85 in the accompanying statement of operations.

In May and June 2006, our President and CEO engaged in separate transactions resulting in disgorgement of profits to the Company within the meaning of the provisions of Section 16(a) of the Securities Exchange Act of 1934. Under that provision, profits made by officers, directors and certain shareholders on transactions within a six month period of a matching transaction inure to the benefit of and may be recovered by the Company. Our President and CEO each informed the Company of his intent to engage in a matchable transaction in advance, and the profits relating to such sales were paid to the Company concurrently with such transactions. These officers paid, and we accepted, an aggregate of approximately $245 as disgorgement of profits on the transactions. The profit disgorgement has been recorded as an increase to stockholders' equity in the second quarter of 2006.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Litigation

The nature and scope of the Company's business operations bring it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject the Company to potential litigation, which are defended in the normal course of business.

On June 20, 2006, a class action lawsuit was filed in the United States District Court of the Northern District of Texas.  Home Solutions and the Chief Executive Officer, President and Chief Financial Officer of Home Solutions are named as defendants in that action.  The complaint alleges claims against Home Solutions and such officers for violations of the Securities Act of 1934.  The complaint alleges that the defendants disseminated false and misleading information to the public and misrepresented the accuracy of the Company's financial condition and future revenue prospects.  The complaint further alleges that the effect of the purported fraud was to manipulate Home Solution's stock price so that the defendants could profit from the manipulation.  The action seeks damages in an unspecified amount.  The Company intends to vigorously defend the action.

On June 27, 2006 and on July 6, 2006, two additional class action lawsuits were filed in the United States District Court for the Northern District of Texas.  Home Solutions and its directors are named as defendants in those actions.  The allegations in these two additional class action lawsuits are substantially similar to those in the first lawsuit.  The actions seek damages in an unspecified amount.  The Company intends to vigorously defend the actions.

The Company is occasionally involved in other litigation matters relating to claims arising in the ordinary course of business.  Other than the class action lawsuits described above, the Company's management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material adverse effect on our business, results of operations and financial condition.  However, if a court or jury rules against us and the ruling is ultimately sustained on appeal and damages are awarded against us, such ruling could have a material and adverse effect on our business, results of operations and financial condition.

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions.  The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware.  In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities.  In connection with certain of its debt, stock purchase and other agreements, the Company has indemnified lenders, sellers, and various other parties for certain claims arising from the Company's breach of representations, warranties and other provisions contained in the agreements.  Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

Pursuant to a merger agreement, on March 31, 2005, the Company acquired 100% of the capital stock of Cornerstone.  For each of three consecutive calendar years commencing with 2005, in the event that Cornerstone produces earnings before interest, taxes, depreciation and amortization ("EBITDA") in such calendar year in excess of $2,400, the Company agreed to issue to the seller additional shares of the Company's common stock representing 30% of the EBITDA amount in excess of $2,400 (50% under certain circumstances) and as specified in the merger agreement.  In lieu of issuing shares of common stock, the Company has the option of making a cash payment to the seller equal to 30% of the excess EBITDA amount.  To date, there have been no amounts earned under this earnout provision.  Subsequent to the end of the second quarter, the Company entered into an agreement pursuant to which the Company was released from its obligations under the merger agreement.

On September 27, 2005, HSR of Louisiana closed the purchase of substantially all of the assets of FERS, which was engaged in recovery services.  The acquisition was effective on September 1, 2005.  FERS is entitled to receive an amount (in cash or restricted common stock, at the Company's option) equal to ten percent (10%) of the excess of the HSR of Louisiana's earnings before interest, taxes, depreciation and amortization with respect to the acquired assets related to the business, if any, that exceeds $15,000 in each of fiscal years 2006 and 2007, subject to the terms and provisions of the purchase agreement.  To date, there have been no amounts earned under this provision.

NOTE 8 - SEGMENT REPORTING

The Company reports its business segments based on industry classification, which are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales:
Recovery/Restoration services	$14,996	$4,874	$23,616	$10,011
Rebuilding/Remodeling	9,158	7,858	19,817	12,036
Total segment net sales	$24,154	$12,732	$43,433	$22,047

Operating Income:
Recovery/Restoration services	$6,418	$762	$8,987	$1,828
Rebuilding/Remodeling	1,080	1,673	3,509	2,762
Corporate	(1,596)	(557)	(2,595)	(1,085)
Total segment operating income	$5,902	$1,878	$9,901	$3,505

Depreciation and amortization included in operating income:
Recovery/Restoration services	$155	$131	$355	$261
Rebuilding/Remodeling	168	172	358	180
Corporate	64	46	105	88
Total segment depreciation and amortization	$387	$349	$818	$529

Identifiable assets:
Recovery/Restoration services			$49,537	$19,007
Rebuilding/Remodeling			38,090	31,494
Corporate			21,238	2,226
Total segment identifiable assets			$108,865	$52,727

There were no intersegment sales.  Operating income is defined as third party sales less operating expenses.  All of the Company's business activities are conducted within the United States geographic boundaries.

NOTE 9 - RELATED PARTY TRANSACTIONS

For the period ended June 30, 2006, the Company leased a warehouse facility from a related party under a non-cancelable lease.  The lease term is one year through July 2007 for $15 monthly.  The Company also leases warehouse and administrative spaces from a related party under cancellable leases.  The Company can vacate the spaces with 60 days notice to the related party.

For the period ended June 30, 2006, officers and directors exercised 3,126 stock options of the Company's common stock for $5,319 at exercise prices ranges from $1.25 to $2.53 per share.

NOTE 10 - SUBSEQUENT EVENTS

In July 2006, the Company issued 120 shares of common stock to the members of the Company's board of directors valued at $508 in connection with the issuance of stock purchase rights under its Stock Plans, in consideration of services to be provided for the period from June 1, 2006 to May 31, 2007.  See Note 6 - Equity, for additional information.

In July 2006, the Company issued 3 shares of common stock for $17 in connection with the exercise of warrants.

On July 31, 2006, the Company consummated the acquisition of Fireline, a privately held provider of recovery and restoration services throughout Florida, Louisiana and Mississippi, pursuant to a purchase agreement entered into among Fireline, the owner of Fireline and the Company.   The acquisition is effective as of July 1, 2006. Under the agreement, the Company paid the owner of Fireline $11,500 in cash, issued an unsecured promissory note in the principal amount of $21,650 and issued the owner 4,000 shares of the Company's common stock.  The Company borrowed $7,000 on the Line of Credit.  A portion of the cash was used to fund the Fireline acquisition.  See Note 5 - Debt for additional information regarding the Line of Credit.

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

Overview

Home Solutions is a provider of recovery, restoration and rebuilding/remodeling services to commercial and residential areas that are (i) prone to flooding, hurricanes, tornados, fires or other naturally occurring and repetitive weather-related emergencies; and/or (ii) experiencing robust housing development.  With operations in the South, Gulf Coast regions and California, we believe that the Company is well positioned to capitalize on the growing demand for our suite of Recovery, Restoration and Rebuilding/Remodeling services.  Home Solutions is a Delaware corporation with principal executive offices located at 1500 Dragon Street, Suite B, Dallas, Texas 75207.  Our website is located at www.HOMcorp.com.  Our Chairman of the Board and Chief Executive Officer is Frank Fradella.  Our Chief Operating Officer and President is Rick O'Brien, and our Senior Vice President and Chief Financial Officer is Jeff Mattich.

Growth Strategy

Our growth strategy is to expand our core service offerings through the future acquisition of strategic, specialized, profitable and well-managed companies operating in our target markets and business segments with a proven history of internal growth.  Including the Fireline acquisition, which was closed on July 31, 2006, and effective as of July 1, 2006, we have closed six acquisitions since November of 2002.

Our recent acquisitions have focused on the Recovery segment of our business.  We significantly expanded our Recovery services and our capability to respond to major catastrophes through the July 31, 2006 acquisition of Fireline, a Florida-based company specializing in disaster recovery services, which is effective as of July 1, 2006.  We entered the Recovery market last year by expanding into the hardest hit areas of the 2005 hurricane season through the formation of HSR of Louisiana, a wholly-owned subsidiary.  HSR of Louisiana acquired substantially all of the assets of FERS, a company engaged in recovery services, in September of 2005.  Initially, the services provided by our Recovery operations involve the drying, dehumidifying, clean up and removal of debris at many of the hurricane-affected locations prior to commencing restoration services.  We are also now involved in the initial stages of reconstruction of commercial and residential properties.  We expect the recovery, restoration and rebuilding efforts associated with the 2005 hurricanes to occur in stages and to extend for two to five years.  The Company plans to take advantage of the opportunity to service these areas through each stage with its Recovery, Restoration and Rebuilding/Remodeling service offerings.

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

Recovery

With its recent expansion of Recovery services through the July 31, 2006 acquisition of Fireline, which is effective as of July 1, 2006, as well as our expansion into the Louisiana area in September 2005 in connection with the FERS acquisition, the Company is a first responder to clean up activities after weather-related emergencies.  We have significant operations throughout disaster impacted areas in Florida, Louisiana, Mississippi and Texas.  Fireline and FERS also provided recovery services in Florida during the 2004 hurricane season, which we believe will position the Company to generate revenue in our Restoration and Rebuilding/Remodeling segments in the Florida markets.  The Company's Recovery services include catastrophic storm response, clean up and removal of debris, initial set up services in an impacted area (including power, lodging, sustenance and training), water mitigation, drying, dehumidification and preparing affected areas for the next stage of restoration and rebuilding.  We have trained employees who provide onsite first response to respond to fire, water and weather-related emergencies in our target markets to both commercial and residential clients.  We believe the Recovery segment of our business to not only be of high growth and profitability, but we also seek to capitalize on synergistic opportunities by continuing to provide these services in areas that need the full spectrum of restoration, rebuilding and remodeling services that the Company can provide.  Currently we provide these services on an hourly rate to our commercial and residential clients, principally as a subcontractor to customers providing additional services in these markets.  We pursue bids on recovery services contracts that are reimbursable to our clients through their insurance agencies, as well as government branches and agencies.

Restoration

Our Restoration segment focuses on the next stage of services after the initial clean up and catastrophic storm response.  Services presently included in our Restoration business segment involve water, fire and wind restoration, mold remediation, contents restoration, air decontamination, asbestos and lead paint removal, cleaning, drying and deodorization of carpet and furniture and moving and storage services.  The following details the types of restoration services we provide:

Fire and Water Damage Restoration: We provide trained employees to respond to fire, water and weather-related emergencies, to inspect structural members and contents damaged by water, to determine the likelihood or extent of mold growth, and to provide immediate cleaning, drying, moving, storage, and deodorization, among other services.  Fireline, which specializes in disaster recovery services, insurance estimates and repairs for commercial, industrial and residential properties, is certified in multiple aspects of the restoration industry, including smoke, fire, water and mold.  Fireline is licensed as a general contractor in Florida and offers full interior and exterior restoration and reconstruction services in that state.  As most cases of mold are associated with excess moisture, we believe that our Recovery services' response to event-related damage will provide significant additional revenue opportunities for our Restoration segment.  The cost and time requirements of restoration projects can vary dramatically from case-to-case.

Indoor Air Contamination: Through PWS, we provide indoor air contamination services, including contamination from mold, asbestos and lead paint to homeowners in California and to a lesser extent in Florida.  With increased media attention regarding the health threat of mold, fewer insurance options, and property transfers at risk, current market conditions have created significant demand for mold inspections, certifications and remediation services.  These services consist of property and system inspections, surface and air testing, project design, microbial removal, light interior demolition, repair and specialized cleaning work.  Home inspections and testing can range from $0.2 to $0.8.  For the typical mold-contaminated house, a remediation project can last approximately one week and cost $10 or more.  Customer opportunities are developed through a regional sales force as well as through referrals by real estate firms, insurance adjusters, mortgage companies, attorneys and nationally branded retailers.  The Company believes it can use its industry experience to give efficacy to its processes and provide homeowners with quality assurance.

Cleaning and Fabric Protection: Through FSS, we provide fabric protection services to protect furniture, carpet and draperies from stains and daily wear through both Company-owned locations as well as over forty licensed locations in 23 states and the District of Columbia.  This niche market is primarily targeted at above-average income homeowners with an average ticket of approximately $0.400.  We also provide air duct cleaning services to remove particulate (organic and inorganic) material, which can cause allergic reactions and is often the breeding ground for many types of mold, from heating and air conditioning systems.

Rebuilding/Remodeling

Through Southern Exposure and Cornerstone, we offer custom cabinet production and cabinet and countertop installation services.  Our wholly-owned subsidiary, Southern Exposure, manufactures and installs a high-end product line of cabinets and countertops.  Our position in this market was strengthened in March 2005 through the acquisition of Cornerstone, which installs custom marble and granite countertops for residential customers.  Currently, we manufacture and install cabinets and kitchen countertops for Centex, a leading public homebuilder, in its southwest Florida market.  We also install granite countertops for Home Depot in Florida, Georgia, Alabama and South Carolina.  It is expected that a portion of our cabinet and countertop installation services will generate additional opportunities across our other business segments.

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

Accounting for Stock-Based Incentive Programs

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transaction method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our statement of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). As stock-based compensation expense recognized in the statement of operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated. We estimated forfeitures to be 2%.

Stock-based compensation expense recognized as operating expense under SFAS 123(R) for the six months ended June 30, 2006 was $298, determined by the Black-Scholes valuation model, and consisting of stock-based compensation expense related to employee stock options. See Note 1 - Basis of Presentation and Summary of Significant Accounting Policies to the unaudited consolidated financial statements for additional information.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share Based Payment ("SFAS 123R"), in our first quarter of fiscal year 2006 we started to recognize compensation expense related to stock options and restricted stock purchase rights, which are equivalent to options granted to employees based on: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with SFAS No 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), adjusted for an estimated future forfeiture rate, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Our assessment of the estimated fair value of the stock options granted is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact.  We utilize the Black-Scholes model to estimate the fair value of stock options granted.  Generally, our calculation of the fair value for options granted under SFAS 123R is similar to the calculation of fair value under SFAS 123 with the with the exception of the treatment of forfeitures.  The fair value of restricted stock units granted is based on the grant date price of our common stock.

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

Results of Operations (Dollars and Shares in Thousands)

Comparison of three months ended June 30, 2006 to three months ended June 30, 2005

Net Sales

Recovery/Restoration Services

Sales for the three months ended June 30, 2006 was $14,996, compared to $4,874 for the three months ended June 30, 2005. The sales increase from the same period in 2005 is due to HSR of Louisiana's acquisition, completed September 2005, of substantially all the assets of FERS and additional revenue generated from operations.

Rebuilding/Remodeling

The revenue for the three months ended June 30, 2006 was $9,158 from continuing operations, compared to $7,858 for the three months ended June 30, 2005. The increase from the same period in 2005 is due primarily to an increase in Southern Exposure's sales.

Costs of Sales

Recovery/Restoration Services

Costs of sales for the three months ended June 30, 2006 were $6,562, compared to $2,512 for the three months ended June 30, 2005. The increase in the total costs of sales from the same period in 2005 is due to sales from HSR of Louisiana operations. Costs of sales as a percentage of sales for the three months ended June 30, 2006 and 2005 were 43.8% and 51.5%, respectively.

Rebuilding/Remodeling

Costs of sales for the three months ended June 30, 2006 were $6,219 from continuing operations, compared to $4,652 for the three months ended June 30, 2005. The increase in total costs of sales from the prior period in 2005 is due to the increase in Southern Exposure's sales.   Segment costs of sales as a percentage of sales for the three months ended June 30, 2006 and 2005 was 67.9% and 59.2%, respectively.

Selling, General and Administrative Expenses

Recovery/Restoration Services

Selling, general and administrative ("SG&A") expenses were $2,016 for the three months ended June 30, 2006, compared to $1,600 for the three months ended June 30, 2005.  This represents an increase of $416 from the same period in 2005, primarily due to HSR of Louisiana operations. SG&A expenses as a percentage of sales for the three months ended June 30, 2006 and 2005 were 13.4% and 32.8%, respectively.

Rebuilding/Remodeling

SG&A expenses were $1,859 from continuing operations for the three months ended June 30, 2006, compared to $1,533 for the three months ended June 30, 2005.  This represents an increase of $326 from the same period in 2005, primarily due to the expansion of operational support and sales growth and the expansion of Cornerstone's Home Depot markets.  Segment SG&A as a percentage of segment sales for the three months ended June 30, 2006 and 2005 were 20.3% and 19.5%, respectively.

Corporate

Corporate SG&A expenses were $1,596 for the three months ended June 30, 2006, compared to $557 for the three months ended June 30, 2005. The increase from the same period in 2005 is due primarily to stock option expense of $144, increased legal and professional fees and consulting fees of $239, board of director compensation of $136 and increased salaries expense of $623. Corporate SG&A expenses for the three months ended June 30, 2006 and 2005 as a percentage of total sales were 6.6% and 3.5%, respectively.

Other Income (Expense)

Interest expense was $58 for the three months ended June 30, 2006, compared to $433 for the three months ended June 30, 2005. The decrease in interest expense is related to the decrease in total debt to $1,714 at June 30, 2006 from $14,115 at June 30, 2005.

Income Taxes

Income tax expense was $2,246 for the three months ended June 30, 2006 compared to $116 for the three months ended June 30, 2005. In 2005, the Company utilized its net operating loss tax carry forward provision to offset 2005 federal taxable income.

Discontinued Operations

During the year ended December 31, 2005, the Company's management committed to a plan to dispose of certain assets and liabilities of the building and remodeling division of Cornerstone. The disposal allowed the Company to focus on supporting higher net profit margin opportunities.

In March of 2006 the Company completed the sale of certain assets and liabilities used in connection with the operations of the building and remodeling division of Cornerstone.  As a result of the sale, its operations and the gain on the sale have been reclassified to discontinued operations. The Company recognized a gain on discontinued operations during this period of $975 for the recognition of the deferred gain on the sale of the division, and a loss of $21 during the three months ended June 30, 2005, net of tax.

Comparison of six months ended June 30, 2006 to six months ended June 30, 2005

Net Sales

Recovery/Restoration Services

Sales for the six months ended June 30, 2006 was $23,616, compared to $10,011 for the six months ended June 30, 2005. The sales increase from the same period in 2005 is due to HSR of Louisiana's acquisition, completed September 2005, of substantially all the assets of FERS and additional revenue generated from operations. The Company also generated revenues from one of its major restoration customers for services, including standby and mobilization of its labor force, to be used on specific projects as specified in its master services agreement with the customer. The agreements allow for billings up to $40,000 for specified services, which are estimated to be complete during 2006.

Rebuilding/Remodeling

The revenue for the six months ended June 30, 2006 was $19,817 from continuing operations, compared to $12,036 for the six months ended June 30, 2005. The increase from the same period in 2005 is due to an increase in Southern Exposure sales and the Cornerstone acquisition effective March 31, 2005.  The Southern Exposure sales increase resulted from increased demand from its primary customer to complete certain projects during the first quarter of 2006.

Costs of Sales

Recovery/Restoration Services

Costs of sales for the six months ended June 30, 2006 were $9,446, compared to $4,885 for the six months ended June 30, 2005. The increase in the total costs of sales from the same period in 2005 is due to sales from HSR of Louisiana operations. Costs of sales as a percentage of sales for the six months ended June 30, 2006 and 2005 were 40.0% and 48.8%, respectively. HSR of Louisiana generated higher margin fees associated with contracts to commit a portion of its labor force with its major recovery/restoration customer.

Rebuilding/Remodeling

Costs of sales for the six months ended June 30, 2006 were $12,666 from continuing operations, compared to $7,128 for the six months ended June 30, 2005. The increase in total costs of sales from the same period in 2005 is due to an increase in Southern Exposure sales. Segment costs of sales as a percentage of sales for the six months ended June 30, 2006 and 2005 was 63.9% and 59.2%, respectively.

Selling, General and Administrative Expenses

Recovery/Restoration Services

Selling, general and administrative ("SG&A") expenses were $5,183 for the six months ended June 30, 2006, compared to $3,298 for the six months ended June 30, 2005.  This represents an increase of $1,885 from the same period in 2005, primarily due to increased activity in the HSR of Louisiana operations. SG&A expenses as a percentage of sales for the six months ended June 30, 2006 and 2005 were 21.9% and 32.9%, respectively. The Company also increased its reserve and allowances associated with its accounts receivable.

Rebuilding/Remodeling

SG&A expenses were $3,642 from continuing operations for the six months ended June 30, 2006 compared to $2,146 for the six months ended June 30, 2005.  Segment SG&A expenses increased from the same period in 2005, primarily due to the expansion of its operational support and sales growth and the expansion of its Home Depot markets. Segment SG&A as a percentage of segment sales for the six months ended June 30, 2006 and 2005 were 18.4% and 17.8%, respectively.

Corporate

Corporate SG&A were $2,595 for the six months ended June 30, 2006, compared to $1,085 for the six months ended June 30, 2005. The increase from the same period in 2005 is due primarily to stock option expense of $298, increased legal and professional fees and consulting fees of $423, board of director compensation of $224 and salary expense of $665. Corporate SG&A for the six months ended June 30, 2006 and 2005 as a percentage of total sales were 6.0% and 4.3%, respectively.

Other Income (Expense)

Interest expense was $118 for the six months ended June 30, 2006, compared to $780 for the six months ended June 30, 2005.  The decrease in interest expense is related to the decrease in total debt to $1,714 at June 30, 2006 from $14,115 at June 30, 2005.

Income Taxes

Income tax expense was $3,668 for the six months ended June 30, 2006 compared to $218 for the six months ended June 30, 2005. In 2005, the Company utilized its net operating loss tax carry forward provision to offset 2005 federal taxable income.

Discontinued Operations

During the year ended December 31, 2005, the Company's management committed to a plan to dispose of certain assets and liabilities of the building and remodeling division of Cornerstone. The disposal allowed the Company to focus on supporting higher net profit margin opportunities.

In March of 2006 the Company sold the building and remodeling division of Cornerstone, which was acquired in the Cornerstone acquisition.  As a result of the sale, its operations have been reclassified to discontinued operations.  The Company recognized a gain on discontinued operations during this period of $1,741, net of tax, including a pre-tax gain of $3,177.

Net sales from discontinued operations for the six months ended June 30, 2006 were $514, as compared to $3,323 for the six months ended June 30, 2005.  For the six months ended June 30, 2006 and 2005 cost of sales were $676 and $2,326, respectively, and selling, general and administrative expenses were $317 and $1,015, respectively.

Liquidity and Capital Resources

The Company's existing capital resources as of June 30, 2006, consist of cash and accounts receivable totaling $35,793, compared to cash and accounts receivable of $28,810 as of December 31, 2005. The Company believes that the current financing arrangements and those that the Company currently has planned are sufficient to finance its working capital needs for the next twelve months.  Implementation of the Company's strategic plan of acquiring niche residential services companies will require additional capital, however.

In March 2006, the Company obtained a $10,000 revolving line of credit ("Line of Credit") from a financial institution. The annual interest rate is at the financial institution's prime rate of interest less one quarter of one percent (0.25%), totaling 8% at June 30, 2006. Interest payments on the outstanding principal balance of the Line of Credit are due monthly beginning on April 1, 2006. The Line of Credit expires, and all outstanding principal must be repaid to the financial institution, on September 1, 2007. The borrowings from the Line of Credit will be used for working capital purposes.

Subject to the provisions of the Line of Credit, the Company can borrow, repay and reborrow principal under the Line of Credit from time to time during its term. The principal amount outstanding under the Line of Credit may not exceed the lesser of (a) $10,000 or (b) an amount equal to two times the Company's free cash flow for the immediately preceding two calendar quarters ("the Credit Limit"). For purposes of the Line of Credit, the Company's free cash flow is defined for each period of determination as (a) net income plus the sum of interest, depreciation and amortization, less (b) distributions or dividends, less (c) accounts receivable of the Company and its subsidiaries unpaid 180 days or more after invoice date, plus (d) reserves specifically established against the receivables described in (c) to the extent such reserves are deducted in determining net income for the period in question. In connection with the Line of Credit, the Company paid the financial institution a commitment fee in the amount of $100. The Company is also obligated to pay an unused facility fee on the daily average unused amount of the Line of Credit less taxes paid equal to one-half of one percent (0.5%) per annum, calculated and payable quarterly in arrears.

The Line of Credit is secured by substantially all of the assets of the Company and its subsidiaries and the capital stock of such subsidiaries, excluding Fireline, pursuant to a Pledge and Security Agreement. The Line of Credit is guaranteed by the subsidiaries of the Company pursuant to a Guaranty Agreement.

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

The Line of Credit contains covenants, including financial covenants, with which the Company must comply. The financial covenants include current assets to current liabilities ratio and a debt service coverage ratio. With certain exceptions, the Company is prohibited under the Line of Credit from incurring any debt or permitting any liens to be placed on its assets or the assets of its subsidiaries. Under the terms of the Line of Credit, the Company has agreed not to take certain actions, prior to the financial institution's approval, including becoming a party to a merger or consolidation, acquiring assets, and subject to certain exceptions, issuing securities.  At June 30, 2006, the Company is in compliance with such covenants.

In connection with obtaining the financial institution's approval for the acquisition of Fireline, Home Solutions borrowed $7,000 on the line of credit and agreed to pay the financial institution a $15 fee and agreed to cause the former owner of Fireline to execute a subordination agreement by October 15, 2006.

In connection with entering into an agreement to provide services to an agent for a provider of modular homes in New Orleans area on an exclusive basis, on May 24, 2006, the Company agreed to loan the third party up to $800 in a note receivable.  The note requires on balloon installment of all accrued but unpaid interest and all outstanding principal on August 17, 2006.  The note bears interest at the lesser of (a) 7% on a per annum basis, (b) the maximum rate per annum permitted by applicable law.  At June 30, 2006, the note receivable balance was $375.

During the six months ended June 30, 2006, the Company used net cash from operating activities of $8,064, including net income of $7,591.

The Company's investing activities provided net cash of $139 primarily due to repayments of notes receivable, net of issuances and cash acquired in acquisitions, net of cash paid.

The Company's net cash from financing activities of $13,531 was primarily due to proceeds from the exercises of warrants and options and excess tax benefits from option exercises. Cash flow outlays were for principal payments on long-term debt and capital leases and distributions to a minority stockholder.

CONTRACTUAL OBLIGATIONS

During the first quarter 2006, the Company entered into a Master Services Agreement with a recovery/restoration contractor to provide stand-by and mobilization services beginning January 2006. Contracted work is inclusive of emergency response remediation abatement and construction of both residential and commercial projects. The Company will perform all work in accordance with the plans and specifications identified by the contractor and furnish labor, materials, equipment and supplies in such quantities and schedule such hours as will be necessary to accomplish the work. If the contractor elects to cease or postpone its projects, the contractor may terminate the contract by written notice.

On May 24, 2006, the Company entered into an exclusive agreement with a modular housing sales agent stating it will provide installation services for modular housing in New Orleans and surrounding areas.

The following table represents our contractual obligations as of June 30, 2006.

	Payments Due by Period
		Less than	1 - 3	4 - 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Capital lease obligations	$184	$64	$119	$1	$-
Notes payable	1,530	1,196	294	40	-
Operating leases	1,673	553	931	170	19

Total	$3,387	$1,813	$1,344	$211	$19

We believe that, for the period presented, inflation has not had a material effect on our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to the instructions to Item 305(c) of Regulations S-K, quantitative and qualitative disclosures about material risk is not required until after the first fiscal year end in which Item 305 is applicable, and thus, such information is not included.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of June 30, 2006 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission ("the SEC"), such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

 (b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the six months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On June 20, 2006, a class action lawsuit was filed in the United States District Court for the Northern District of Texas.  Home Solutions and the Chief Executive Officer, President and Chief Financial Officer of Home Solutions are named as defendants in that action.  The complaint alleges claims against Home Solutions and such officers for violations of the Securities Act of 1934.  The complaint alleges that the defendants disseminated false and misleading information to the public which misrepresented the accuracy of the Company's financial condition and future revenue prospects.  The complaint further alleges that the effect of the purported fraud was to manipulate Home Solution's stock price so that the defendants could profit from the manipulation.  The action seeks damages in an unspecified amount.  The Company intends to vigorously defend the action.

On June 27, 2006 and on July 6, 2006, two additional class action lawsuits were filed in the United States District Court for the Northern District of Texas.  Home Solutions and its directors are named as defendants in those actions.  The allegations in these two additional class action lawsuits are substantially similar to those in the first lawsuit.  The actions seek damages in an unspecified amount. The Company intends to vigorously defend the actions.

Home Solutions is occasionally involved in other litigation matters relating to claims arising out of the ordinary course of business.  Other than the class action lawsuits described above, the Company's management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material adverse effect on our business, results of operations and financial condition.  However, if a court or jury rules against us and the ruling is ultimately sustained on appeal and damages are awarded against us, such ruling could have a material and adverse effect on our business, results of operations and financial condition.

Item 1A.  Risk Factors

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether or to what extent any of such risks may be realized, nor are there any assurances that the Company has identified all possible risks that might arise.  Our revenues are derived from specialty Recovery, Restoration and Rebuilding/Remodeling products and services.  There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  Some of these risks are set forth below.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

We did not begin operations of our current business concept until November 2002, and through July 31, 2006, we have completed six acquisitions.  We have a limited operating history in our current combined form, which makes it difficult to evaluate our business on the basis of historical operations.  Two of our operating subsidiaries, Fireline and HSR of Louisiana, which are anticipated to account for a significant portion of our revenue in fiscal year 2006, were the result of acquisitions that we closed in July 2006 and September 2005, respectively.  As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data.  Reliance on the historical results of our acquisition targets may not be representative of the results we will achieve, particularly in our combined form.  Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses.  If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

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

        Our business depends upon the demand for the services that we provide, which include Recovery, Restoration and Rebuilding/Remodeling services that we provide primarily to residential home owners, although our Recovery services are also provided to commercial properties.  Because of our significant emphasis on the residential market, we would be adversely affected by any slowdown in the growth of, or reduction in demand for, residential services.  Demand for our Recovery services is event-based and depends upon the frequency and intensity of natural disasters and the type and scope of damage to properties.  Additionally, demand for our services depends on numerous factors, including the amount and growth of household income; the financial condition of homeowners, and whether a homeowner's insurance policy or reimbursement from the federal or state government is available to pay the cost of our services; the need for the remediation of indoor air contaminates, cleaning services, fabric protection and fire/water damage restoration; changes in mortgage rates and decreases in housing growth in markets where the Company operates; and general economic conditions.

                If demand for the services that we provide decreases, then we may experience a decline in sales resulting in decreased profits.  If demand for our services decreases and our management fails to implement appropriate adjustments, then our profitability could suffer and the price of our common stock could decline.

A significant portion of our Rebuilding/Remodeling business segment is dependent upon relationships with two customers.

Our Rebuilding/Remodeling business segment currently consists of the manufacture and installation of custom kitchen cabinets and the installation of kitchen countertops.  These products and services are offered to residential customers primarily through a furnish and installation contract with Home Depot, and through a relationship with Centex.  The Home Depot contract may be terminated at any time upon notice to us.  Furthermore, Home Depot is not obligated to use our services under this contract.  We have no contract with Centex, and Centex is not obligated to buy our products or use our services.  If Home Depot terminates its contract with us, or if Home Depot or Centex choose not to buy our products or use our services, we would experience an immediate detrimental impact on our Rebuilding/Remodeling business segment, resulting in a material detrimental effect on our results of operations.

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

Our ability to successfully implement our business plan requires an effective planning and management process.  If funding is available, we intend to increase the scope of our operations and acquire complementary businesses.  Implementing our business plan will require significant additional funding and resources.  If we are successful in growing our operations, we will need to hire additional employees and make significant capital investments.  As we continue to grow our operations, it may place a significant strain on our management and our resources.  As a result of our recent growth and any continued growth, we will need to improve our financial and managerial controls and reporting systems and procedures, and we will need to expand, train and manage our workforce.  Any failure to manage any of the foregoing areas efficiently and effectively could cause our business to suffer.

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

Portions of our business are heavily regulated by federal, state and local environmental laws and regulations, including those promulgated under the Environmental Protection Agency.  These federal, state and local environmental laws and regulations govern the discharge of hazardous materials into the air and water, as well as the handling, storage, and disposal of hazardous materials and the remediation of contaminated sites.  Our businesses involve working around and with volatile, toxic and hazardous substances and other regulated substances.  We may become liable under these federal, state and local laws and regulations for the improper characterization, handling or disposal of hazardous or other regulated substances.  We may become subject to claims for personal injury or property damage related to accidents, spills, and exposure to hazardous substances that are related to our business.  It is possible that some of our operations could become subject to an injunction which would impede or even prevent us from operating that portion of our business.  Any significant environmental claim or injunction could have a material adverse impact on our financial condition.  Additionally, environmental regulations and laws are constantly changing, and changes in those laws and regulations could significantly increase our compliance costs and divert our human and other resources from revenue-generating activities.

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

If we fail to comply with the new rules under Sarbanes-Oxley related to accounting controls and procedures or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly.

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

SPECIFIC RISKS RELATED TO RECOVERY SERVICES

Our subsidiaries Fireline and HSR of Louisiana are involved in providing Recovery services to disaster-ravaged areas.  Our management has identified certain risks which it believes relate specifically to our Recovery operations, which are set forth below.

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

If we fail to win contracts that are ultimately reimbursable by insurers and federal, state and local governments, it may impede our ability to grow our Recovery services.

The end users of our Recovery services currently consist primarily of large commercial businesses and homeowners which have the funds and resources to begin recovery of their properties which have been damaged in natural disasters.  We believe that individuals and smaller commercial businesses who have experienced damage or destruction to their homes and properties, but do not have the resources to respond immediately, will rely upon insurance companies and federal, state and local governments to assist them in repairing their properties.  We pursue bids on recovery services contracts, the costs of which are likely to be reimbursed by insurance agencies and government branches and agencies.  Some of our competitors may have better resources than we do or may have long standing relationships that will place us at a competitive disadvantage in winning contracts that are ultimately reimbursable by insurance or government funds.  If we are unsuccessful in obtaining contracts that are reimbursable by insurance and government funds, it may impede the ability of our Recovery services business to continue to grow, which could result in a reduction in revenues and a decline in the price of our common stock.

                If insurance proceeds and federal funds are not available to our customers, then our revenues may decline, and the demand for our Recovery services may decline.

                There is no assurance that any particular contract for our Recovery services will ultimately be paid by insurance or reimbursed by government funds.  If insurance proceeds or federal funds are not available to reimburse customers for our Recovery services, then our current customers may delay or forego payment on current projects, and potential new customers may delay projects until funds are available, or decide not to rebuild.  If a lack of insurance proceeds or federal funds causes a delay in payment or a failure to pay one or more individual material contracts, or a significant aggregate amount of smaller contracts, then our revenues could decline, perhaps significantly.  Furthermore, overall demand for recovery services could decrease, resulting in decreased demand for our services and a decrease in our revenues.

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

We are registering 5,054 shares of our common stock with the SEC on or after August 2006.  In January 2006, we registered 4,850 shares of our common stock with the SEC.  In March 2004, we registered approximately 10,533 shares of our common stock with the SEC.  As these shares are sold in the public market, it could cause the market price of our common stock to drop by increasing the total number of shares offered for sale to the public.  An overabundance of available shares in the market may limit the price growth potential of our common stock even if our business is doing well, because the available supply may exceed the demand for our shares.  This phenomenon may impair our ability to raise needed capital by reducing the price at which we could sell our common stock.  In addition, the Company may seek future financings that involve the issuance of equity securities or instruments convertible into or exchangeable for equity securities and any such future financings may further reduce the price of our common stock.

Our common stock could be delisted from the Nasdaq if we do not comply with the Nasdaq continued listing standards.

                Our common stock is listed on the Nasdaq and to maintain our listing, we must meet Nasdaq's continued listing standards.  If our common stock was delisted from the Nasdaq for any reason, it would reduce our liquidity and could seriously reduce the value of our common stock, reduce our ability to raise additional financing, limit our use of equity instruments to satisfy outstanding obligations, and limit our ability to attract qualified employees.  Any or all of these factors could result in a loss of your investment in the Company.

The current public market for our Common Stock is limited and highly volatile, which generally affects the price of our common stock.

We have only been listed on Nasdaq since July 2006, and prior to that, we were on the American Stock Exchange from June 2003 through July 2006.  Trading activity in our common stock should be considered sporadic, illiquid and highly volatile.  An active trading market for our common stock may not exist in the future.  Even if a market for our common stock continues to exist, investors may not be able to resell their common stock at or above the purchase price for which they purchased such shares.

Because of our low stock price, we may become subject to "penny stock" regulations, which place restrictions on the trading of our common stock.

The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5 per share, subject to certain exemptions.  Our trading price has historically ranged from $1 to $3 per share in the fiscal years ended December 31, 2003 and December 31, 2004, and from $1 to $6 in the fiscal year ended December 31, 2005, although our common stock has traded primarily at prices above $5 per share in fiscal 2006.  Regardless of our current trading price, we are currently exempt from complying with the SEC's penny stock regulations because our common stock is listed for trading on Nasdaq.  However, we could become subject to the penny stock regulations if we are delisted from Nasdaq or if the SEC expands the coverage of its penny stock regulations so that Nasdaq listing is no longer an exemption.  The penny stock regulations provide that unless an exemption is available, a penny stock transaction must be preceded by the delivery of a disclosure schedule explaining the penny stock market and its risks.  In addition, under these regulations broker/dealers who recommend penny stocks to persons other than established customers and certain accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to the proposed transaction prior to the sale.  If we become subject to penny stock regulations, it would be more difficult for investors to purchase or sell our common stock due to the additional restrictions imposed by those regulations, which could reduce our stock price.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2006 (any issuances previously disclosed by the Company on Form 8-K during such periods are not necessarily repeated herein), the Company issued the following shares of its common stock and other equity securities without registration under the Securities Act of 1933, as amended (the "Securities Act") (dollars and shares are reported  in thousands, except per share data):

1.  The Company issued 58 shares of common stock in connection with the cashless exercise of warrants at an exercise price of $5.50 per share; and

2.  The Company issued 793 shares of common stock for $1,862 in connection with the exercise of warrants at an exercise price of $5.50 and $1.75 per share.

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

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The 2006 Annual Meeting of Stockholders of Home Solutions of America, Inc. (the "Annual Meeting") was held on June 16, 2006.

At the Annual Meeting, the following persons were elected to serve as directors, serving until the 2007 Annual Meeting, by the votes indicated:

		Abstain/
		Broker
Name	For	Non-Votes

Michael S. Chadwick	27,216	5,152
Frank J. Fradella	27,237	5,121
Willard W. Kimbrell	27,378	1,980
Charles P. McCusker	30,415	1,943
Patrick A. McGreeney	30,418	1,940

During the Annual Meeting, the stockholders also (i) approved an amendment of the Company's 2001 Stock Plan to increase the shares of Common Stock available for grant thereunder from 4,000 to 6,500 shares, (ii) approved an amendment of the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 50,000 to 100,000 shares, and (iii) ratified the appointment of Corbin & Company, LLP as the Company's auditors for 2006, by the votes indicated below:

			Abstain/
			Broker
	For	Against	Non-Votes

Amend the Company's 2001 Stock Plan	9,685	5,763	481
Amend the Company's Restated Certificate of Incorporation	28,083	3,780	499
Appointment of Corbin & Company	31,680	226	457

No other matters were voted on during the meeting.  For further information with respect to the matters presented to the stockholders for approval at the 2006 Annual Meeting of Stockholders, please refer to our Definitive Proxy Statement on Schedule 14A, filed with the SEC on May 2, 2006.

Item 5.  Other information

On July 17, 2006, the Company commenced trading of its common stock on The Nasdaq Global Market ("Nasdaq").  The move to Nasdaq, which was a voluntary decision made by the Company, is expected to benefit the Company and its stockholders.  In connection with the listing and registration of its common stock on Nasdaq, the Company voluntarily delisted its common stock from the American Stock Exchange, on which the Company's common stock was listed prior to Nasdaq.

Item 6.        Exhibits

2.1

Stock Purchase Agreement among Fireline Restoration, Inc., Brian Marshall and Home Solutions of America, Inc. dated July 31, 2006 (effective July 1, 2006; filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 4, 2006, and incorporated herein by reference).

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

3.3

Certificate of Amendment to the Restated Certificate of Incorporation of Home Solutions of America, Inc. as filed with the Delaware Secretary of State on June 16, 2006 (filed as Exhibit 3.3 to the Company's Registration Statement on Form 8-A filed on July 14, 2006, and incorporated herein by reference).

3.4

Amended and Restated Bylaws of the Company, as amended on April 4, 2006 (filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2006 and incorporated herein by reference).

10.1

Loan Agreement between Home Solutions of America, Inc. and Texas Capital Bank, National Association, dated March 6, 2006 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 10, 2006, and incorporated herein by reference).

10.2

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

10.4

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

10.5

Promissory Note issued by Home Solutions of America, Inc. to Brian Marshall in the principal amount of $21,650,000, dated as of July 1, 2006 (the effective date) (filed as Exhibit 10.01 to the Company's Current Report on Form 8-K filed on August 4, 2006, and incorporated herein by reference).

10.6

Employment Agreement among Home Solutions of America, Inc., Fireline Restoration, Inc. and Brian Marshall dated as of July 1, 2006 (the effective date) (filed as Exhibit 10.02 to the Company's Current Report on Form 8-K filed on August 4, 2006, and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certifications. +
32

32.1	Section 1350 Certifications. +

+ Filed herewith

Signatures

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME SOLUTIONS OF AMERICA, INC.
Registrant

August 14, 2006	/s/ Frank J. Fradella
Frank J. Fradella
Chairman and Chief Executive Officer

August 14, 2006	/s/ Jeffrey M. Mattich
Jeffrey M. Mattich
Chief Financial Officer