Form 10-Q
period 2006-09-30
HOME SOLUTIONS OF AMERICA INC
filed 2006-11-14
CIK 855424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
for the quarterly period ended September 30, 2006
Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
for the transition period from                      to
Commission File Number: 001-31711
HOME SOLUTIONS OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

Delaware	99-0273889
(State of incorporation)	(I.R.S. Employer Identification No.)
1500 Dragon Street, Suite B Dallas, TX 75207
(Address of principal executive offices)
(214) 623-8446
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock, $.001 par value per share, as of November 13, 2006 was 47,122,792.
     Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation (Dollars and shares in thousands except per share data)
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other information
Item 6. Exhibits
Signatures
Form of Restricted Stock Purchase Agreement
Board Compensation Plan
Rule 13a-14(a)/15d-14(a) Certification of CEO
Rule 13a-14(a)/15d-14(a) Certification of CFO
Section 1350 Certification of CEO
Section 1350 Certification of CFO

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Home Solutions of America, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2006	2005
	(unaudited)	(audited)
Assets
Current assets:
Cash	$5,734	$8,225
Accounts receivable, net	61,417	20,585
Current portion of notes receivable	1,134	361
Inventories	4,566	1,026
Current assets of discontinued operations held for sale	—	767
Prepaid expenses and other current assets	2,542	1,041
Costs in excess of billings	13,020	—
Deferred tax asset	6,044	—
Assets held for sale	—	840

Total current assets	94,457	32,845

Property and equipment, net	5,894	2,466
Intangibles, net	8,913	9,501
Goodwill	92,046	41,882
Notes receivable, net of current portion	188	525
Non-current assets of discontinued operations held for sale	—	391
Deferred tax asset	—	793
Other assets	993	264

	$202,491	$88,667

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$20,242	$6,267
Lines of credit	18,719	—
Deferred revenue	260	—
Billings in excess of costs	926	—
Current portion of debt	27,227	3,382
Current portion of capital lease obligations	174	76
Current liabilities of discontinued operations held for sale	—	1,216

Total current liabilities	67,548	10,941
Long-term Liabilities:
Debt, net of current portion	825	1,363
Non-current liabilities of discontinued operations held for sale	—	158
Minority interest	358	483
Capital lease obligations, net of current portion	715	117

Total liabilities	69,446	13,062

Commitments and Contingencies
Stockholders’ Equity:
Common stock, $.001 par value, 100,000 shares authorized; 44,569 and 35,510 shares issued and outstanding, respectively	45	36
Additional paid-in capital	131,878	90,122
Retained earnings (accumulated deficit)	1,122	(14,553)

Total stockholders’ equity	133,045	75,605

	$202,491	$88,667

See Notes to Consolidated Financial Statements.

Home Solutions of America, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$49,077	$18,977	$92,510	$41,071

Costs and expenses
Cost of sales	28,058	10,397	50,170	22,458
Selling, general and administrative expenses	7,739	4,831	19,159	11,386

	35,797	15,228	69,329	33,844

Operating income	13,280	3,749	23,181	7,227

Other income, net:
Gain on sale of assets	—	25	22	27
Interest income	87	15	211	46
Interest expense	(718)	(620)	(836)	(1,399)
Other income, net	16	28	71	75

Total other income (expense)	(615)	(552)	(532)	(1,251)

Income from continuing operations before income taxes and minority interest	12,665	3,197	22,649	5,976

Income taxes	4,389	286	8,057	480
Minority interest	192	252	658	731

Income before discontinued operations	8,084	2,659	13,934	4,765

Gain (loss) from discontinued operations, net of taxes	—	(303)	1,741	(322)

Net income	$8,084	$2,356	$15,675	$4,443

Net income available to common shareholders:
Basic	$8,084	$1,994	$15,675	$3,721

Diluted	$8,084	$2,135	$15,675	$4,117

Basic earnings per share:
Income from continuing operations	$0.19	$0.09	$0.35	$0.20
Gain (loss) from discontinued operations, net of taxes	—	(0.01)	0.05	(0.02)

	$0.19	$0.08	$0.40	$0.18

Diluted earnings per share:
Income from continuing operations	$0.18	$0.09	$0.34	$0.19
Gain (loss) from discontinued operations, net of taxes	—	(0.01)	0.04	(0.01)

	$0.18	$0.08	$0.38	$0.18

Weighted average number of common shares outstanding:
Basic	43,229	23,717	39,167	20,569
Diluted	45,181	27,833	41,439	23,171
See Notes to Consolidated Financial Statements.

Home Solutions of America, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	For the Nine Months Ended
	September 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$15,675	$4,443
Adjustments-
Depreciation and amortization	1,240	1,366
Minority interest in income of consolidated subsidiary	658	731
Provision for doubtful accounts	979	434
Accrued interest on note receivable	(15)	—
Gain on sale of assets	(22)	(26)
Stock-based compensation	824	1,108
Gain on sale of discontinued operations	(3,177)	—
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(21,629)	(8,160)
Prepaid expenses and other current assets	(617)	65
Costs in excess of billings, net	(6,406)	(1,140)
Inventories	(1,295)	(631)
Other assets	(654)	98
Deferred tax asset	(5,251)	—
Accounts payable and accrued expenses	5,919	400

Net cash used in operating activities	(13,771)	(1,312)

Cash Flows from Investing Activities
Cash advanced under note receivable	(571)	—
Payments received on notes receivable	1,525	431
Costs incurred in acquisitions, net of cash acquired	(684)	761
Purchase of Cornerstone Building & Remodeling (“Cornerstone”), including acquisition costs	—	(2,122)
Purchases of property and equipment	(586)	(199)
Purchase of Fireline Restoration, Inc. (“Fireline”)	(11,500)

Net cash used in investing activities	(11,816)	(1,129)

Cash Flows from Financing Activities
Proceeds from note payable, net of cash issuance costs	—	8,536
Principal payments on debt and capital leases	(4,242)	(5,484)
Proceeds on line of credit, net of repayments	10,808	—
Excess tax benefit from options exercises	9,171	—
Proceeds from exercise of warrants and options	7,897	3,861
Distributions to minority stockholder	(783)	(541)
Proceeds received from disgorgement of profits	245	—

Net cash provided by financing activities	23,096	6,372

Net (decrease) increase in cash	(2,491)	3,931

Cash at beginning of period	8,225	1,128

Cash at end of period	$5,734	$5,059

See Notes to Consolidated Financial Statements.

Home Solutions of America, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	For the Nine Months Ended
	September 30,
	2006	2005
Cash paid for:
Interest	$840	$878
Income taxes	$3,878	$157

Supplemental schedule of non-cash investing and financing activities:
Issuance of stock for conversion of debt and accrued interest	$902	$1,350
Fixed assets acquired through debt and capital lease obligations	$906	$220
Conversion of preferred stock to common stock	$128	$2
Issuance of stock for payment of interest	$—	$14
Preferred dividend accrual	$—	$135
Fair value of warrants issued for debt private placement	$—	$1,295
Issue of stock for acquisitions	$22,148	$3,808
Issuance of notes payable for acquisition	$22,375	$12,600
Issuance of stock for supply agreement	$—	$1,350
Debt assumed in acquisition	$13,771	$1,897
Amortization of preferred stock issuance costs and beneficial conversion as preferred stock dividends	$—	$587
Fair value of warrant issued as prepaid acquisition costs	$—	$500
Shares issued for prepaid consulting	$—	$67
Inventory received for reduction of note receivable from Cornerstone	$2,125	$—
Issuance of common stock for preferred dividends	$—	$209
Reclassification of assets held for sale to property and equipment	$840	$—
Issuance of common stock for accrued expenses	$257	$—
See Notes to Consolidated Financial Statements.

Home Solutions of America, Inc.
Notes to Consolidated Financial Statements
September 30, 2006
(Unless otherwise indicated, dollars and shares in thousands, except per share data)
(unaudited)
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated financial statements have been prepared in accordance with the regulations for interim financial information of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which consist only of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year.
Company Description and Nature of Operations
Home Solutions of America, Inc. (“Home Solutions” or “the Company”), a Delaware corporation, is a provider of recovery, restoration and rebuilding/remodeling services to commercial and residential areas that are (i) prone to flooding, hurricanes, tornados, fires or other naturally occurring and repetitive weather related emergencies; and/or (ii) experiencing robust housing development. With operations in the South, Gulf Coast regions and California, the Company believes that it is well positioned to capitalize on the growing demand for our suite of Recovery, Restoration and Rebuilding/Remodeling services. The Company seeks to expand its core service offerings through the future acquisition of strategic, specialized, profitable and well-managed companies operating in its target markets and business segments with a proven history of internal growth.
The Company’s business consists of two integrated service offerings: (i) Recovery and Restoration and (ii) Rebuilding/Remodeling. For business segment reporting, Recovery and Restoration Services are combined into a single business segment.
Recovery and Restoration. The Company’s Recovery services include catastrophic storm response, clean up and removal of debris, initial set up services in an impacted area (including power, lodging, sustenance and training), water mitigation, drying, dehumidification and preparing affected areas for the next stage of restoration and rebuilding. The Company has trained employees who provide onsite first response to respond to fire, water and weather-related emergencies in its target markets to both commercial and residential clients. These services are provided through the Company’s wholly-owned subsidiaries, Fireline Restoration, Inc. (“Fireline”), which was acquired effective July 1, 2006 pursuant to an acquisition that closed on July 31, 2006, and Home Solutions Restoration of Louisiana, Inc. (“HSR of Louisiana”), which commenced operations in September 2005 in connection with the acquisition of substantially all the assets of Florida Environmental Remediation Services, Inc., (“FERS”), a Florida corporation engaged in recovery services. The Company’s Recovery services are currently provided in the disaster impacted areas of Florida, Louisiana, Mississippi and Texas.
The Restoration segment focuses on the next stage of services after the initial clean up and catastrophic storm response. Services presently included in the Restoration business segment involve water, fire and wind restoration, mold remediation, contents restoration, air decontamination, asbestos and lead paint removal, cleaning, drying and deodorization of carpet and furniture and moving and storage services. The Company is also involved in the initial stages of reconstruction of commercial and residential properties, and recently expanded its service offerings. Fireline, which specializes in disaster recovery services, insurance estimates and repairs for commercial, industrial and residential properties, is certified in multiple aspects of the restoration industry, including smoke, fire, water and mold. Fireline is licensed as a general contractor in Florida and offers full interior and exterior restoration and reconstruction services in that state. Fireline also performs work in Louisiana, Mississippi, South Carolina and Georgia. Through HSR of Louisiana’s recent acquisition of Associated Contractors II, LLC (“Associated”), a general contractor providing construction and rebuilding services for commercial and residential properties in Louisiana and Mississippi, the Company has expanded its Restoration services to include general contracting work. The Company believes that the Associated and Fireline acquisitions position it to more fully participate in the restoration efforts currently underway in the New Orleans and gulf coast regions. See Note 10 – Subsequent Events for additional information regarding the Associated acquisition.
Restoration business segment services are also provided through PW Stephens, Inc. (“PWS”) and Fiber Seal Systems, L.P., a wholly-owned subsidiary (“FSS”). PWS provides water and fire restoration services, air decontamination, and removal of mold asbestos and lead paint in California and to a lesser extent in Florida. FSS provides cleaning, drying, and deodorization of carpet and furniture as well as moving and storage services in 23 states and the District of Columbia.

Rebuilding/Remodeling. The Rebuilding/Remodeling segment includes the production and installation of custom kitchen cabinets and countertops and the installation of custom marble and granite countertops provided through our wholly-owned subsidiary, Southern Exposure Unlimited of Florida, Inc. and its 50% owned subsidiary, SouthernStone Cabinets, Inc. (collectively, “Southern Exposure”) and the installation of custom marble and granite countertops through our wholly-owned subsidiary, Cornerstone Marble & Granite, Inc. formerly known as Cornerstone Building and Remodeling, Inc. (“Cornerstone”).
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Home Solutions and its wholly and 50% owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The minority owner’s interest in a subsidiary has been reflected as minority interest in the accompanying consolidated balance sheets.
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
Long-Lived Assets
The Company’s management assesses the recoverability of its long-lived assets upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At September 30, 2006, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.
Inventories
Inventories consist of granite slabs and are valued at the lower of cost or market. As part of the valuation process, excess and slow-moving inventories are reduced to their estimated net realizable value. At September 30, 2006 and 2005 inventory totaled $4,566 and $1,026, respectively.
Intangibles
Identifiable intangibles acquired in connection with business acquisitions accounted for under the purchase method are recorded at their respective fair values. The Company is amortizing the identifiable intangibles over their estimated useful lives, ranging from six to twenty years. Intangibles consist of the following at September 30, 2006:

		Estimated Useful
	Balance	Life (Years)
Trade name	$4,540	15
Customer list	4,100	15
Supply agreement	1,350	20
Non –compete	441	6

	10,431
Accumulated amortization	(1,518)

	$8,913

Amortization expense totaled $588 and $350 for the nine months ended September 30, 2006 and 2005, respectively. The estimated amortization for the next five years is as follows:

2007	$725
2008	725
2009	725
2010	725
2011	725
Goodwill
Goodwill represents the excess of acquisition cost over the net assets acquired in a business combination and is not amortized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The provisions of SFAS No. 142 require that the Company allocate its goodwill to its various reporting units, determine the carrying value of those businesses, and estimate the fair value of the reporting units so that a two-step goodwill impairment test can be performed. In the first step of the goodwill impairment test, the fair value of each reporting unit is compared to its carrying value. Management reviews, on an annual basis, the carrying value of goodwill in order to determine whether impairment has occurred. Impairment is based on several factors including the Company’s projection of future discounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would perform the second step of the goodwill impairment test in order to determine the amount of goodwill impairment, if any.
The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are as follows: (see Note 3 – Acquisitions and Disposals):

Balance as of December 31, 2005	$41,882
Goodwill acquired during the nine months ended September 30, 2006	49,817
Goodwill adjustment related to the FERS net assets acquired	347

Balance as of September 30, 2006	$92,046

Revenue Recognition
The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectibility is probable. Sales are recorded net of sales discounts.
PWS, FSS, HSR of Louisiana and Fireline recognize revenue at the time the contract and related services are performed.
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
Fireline also recognizes revenue from certain jobs using the percentage-of-completion method. Under the percentage of completion method, revenues with respect to individual contracts are recognized in the proportion that costs incurred to date bear to total estimated costs and progress towards completion. These estimates are dependent upon judgments including material costs and quantities, labor productivity, subcontractor performance and other costs. In addition, disputes on our projects can and sometimes do occur with our customers, subcontractors and equipment vendors that require significant judgment as to the ultimate resolution and may take an extended period of time to resolve. As projects are executed, estimates of total revenues and total costs at completion are refined and revised. These estimates change due to factors and events affection execution and often include estimates for resolution of disputes that may be settled in negotiations or through arbitration, mediation or other legal methods. The percentage-of-completion method requires that adjustments to estimated revenues and costs, including estimated claim recoveries, be recognized on a cumulative basis, when the adjustments are identified. When these adjustments are identified near or at the end of a project, the full impact of the change in estimate would be recognized as a change in the gross profit on the contract in that period. This can result in a material impact on our results for a single reporting period. General and administrative costs are not allocated to contract costs and are charged to expense as incurred.
Costs in Excess of Billings
Uncompleted contracts at September 30, 2006 were as follows:

Costs incurred on uncompleted contracts	$56,162,899
Estimated earnings	39,903,704

96,066,603
Billings to date	(83,972,231)

$12,094,372

Costs in excess of billings	$13,020,384
Billings in excess of costs	(926,012)

$12,094,372

Stock-Based Compensation
At September 30, 2006, the Company maintained two shareholder approved stock-based incentive compensation plans that permit the issuance of equity-based compensation awards to employees, qualified consultants and directors, including stock options and stock purchase rights. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock Based Compensation. During the nine months ended September 30, 2005, compensation expense of $1,108 was recognized in the accompanying statements of operations for options issued to employees below market value pursuant to APB No. 25.
On January 1, 2006, the first day of the Company’s fiscal year 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share Based Payment, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted and not yet vested prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Since stock-based compensation expense recognized in the statements of operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, the compensation expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimated forfeitures to be 2% of the awards issued.
The Company calculates stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. The Company’s determination of fair value of share-based payment awards are made as of their respective dates of grant using that option pricing model and is affected by the Company’s stock price as well as a number of subjective assumptions. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company’s options. Although the fair value of the Company’s options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost is recognized on a straight-line basis over the vesting period of the options.
Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) to be classified as financing cash flows. The $9,171 excess tax benefit classified as a financing cash inflow during the nine month period ended September 30, 2006, would have been classified as an operating cash inflow if the Company had continued to account for its share-based payments under APB No. 25.
For the three and nine months ended September 30, 2006, the Company recognized compensation cost of $151 and $449, respectively, which is included in selling, general and administrative expenses in the accompanying statements of operations, as a result of the adoption of SFAS No. 123(R). The effect of the change in applying the original provisions of SFAS No. 123 resulted in lowering income from continuing operations, income before taxes, net income and basic and diluted earnings per share in the three and nine month periods ended September 30, 2006 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006		September 30, 2006
	SFAS 123R	APB 25	SFAS 123R	APB 25
Income from continuing operations before income taxes and minority interest	$12,665	$12,897	$22,649	$23,340

Net income	$8,084	$8,235	$15,675	$16,124

Basic income per share	$0.19	$0.20	$0.40	$0.41

Diluted income per share	$0.18	$0.19	$0.38	$0.39

The following table illustrates the effect on net income and net income per share for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock plans. For purposes of this pro forma disclosure, the fair value of the options is estimated using the Black Scholes option-pricing model and amortized on a straight-line basis to expense over the options’ vesting period:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2005	September 30, 2005
Net income, as reported	$2,356	$4,443
Add: Share-based employee compensation expense included in net income, net of related tax effects, as reported	1,108	1,108
Deduct: Share-based employee compensation expense determined under the fair value method, net of related tax tax effects – pro forma	(332)	(910)

Net income – pro forma	$3,132	$4,641
Net income per common share, as reported
Basic	$0.08	$0.18

Diluted	$0.08	$0.18

Net income per common share, proforma
Basic	$0.13	$0.23

Diluted	$0.11	$0.20

Stock Plans
The Company maintains the 1998 Stock Option Plan (the “1998 Plan”) and the 2001 Stock Plan (the “2001 Plan” and collectively, the “Stock Plans”). The Stock Plans are shareholder approved stock-based incentive compensation plans that permit the issuance of equity-based compensation awards, including incentive stock options, nonqualified stock options and stock purchase rights. Under the Stock Plans, incentive stock options have been granted to employees, and non-qualified stock options have been granted to employees, qualified consultants and board members. Stock purchase rights, which are available under the 2001 Plan, have been granted to directors. The compensation committee serves as the administrator of the 1998 Plan, and the entire board of directors serves as the administrator of the 2001 Plan. The administrator of each Stock Plan determines eligibility, vesting schedules and exercise prices for awards granted under the Stock Plan which it administers. The Company issues new shares or shares held in treasury to satisfy award exercises under its Stock Plans.
A summary of the shares reserved for grant and awards available for grant under each Stock Plan is as follows:

	September 30, 2006
	Shares Reserved	Awards Available
	for Grant	for Grant
1998 Stock Plan	3,500	393
2001 Stock Plan	6,500	2,828

	10,000	3,221
The Company issues awards to employees, qualified consultants and directors that generally vest over time based solely on continued employment or service during the related vesting period and are exercisable over a five to ten year service period. Typically, employee awards vest monthly over a three year period, although awards are sometimes granted with immediate vesting and in certain cases, vesting of awards has been accelerated. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, although in certain instances, the exercise price has been higher than the market price on the date of grant. Directors have typically received immediately vested share purchase rights at an exercise price of $-0- per share, which are subject to forfeiture on a proportionate basis in the event that a director’s service terminates prior to the end of the current board term.

The fair value of each stock-based award is estimated on the grant date using the Black Scholes option-pricing model. Expected volatilities are based on the historical volatility of the Company’s stock price. The expected term of options granted subsequent to the adoption of SFAS No. 123(R) is derived using the simplified method as defined in the SEC’s Staff Accounting Bulletin 107, Implementation of FASB 123R. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. The fair value of options granted was estimated using the following weighted-average assumptions:

	For the Nine Months Ended September 30,
	2006	2005
Expected term (in years)	6.5	5
Expected volatility	77%	65%
Risk-free interest rate	4.6%	3.5%
Dividend yield	—	—
A summary of activity under the Stock Plans and changes during the nine months ended September 30, 2006 is presented below, excluding 215 shares of common stock issued upon the exercise of stock purchase rights under the 2001 Plan. See Note 6 – Equity for additional information:

	September 30, 2006
		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2005	4,731	$0.86
Granted	905	5.57
Cancelled/forfeited	(75)	1.25
Exercised	(3,514)	1.67		$33,962

Outstanding at September 30, 2006	2,047	$4.10	7.0	$3,118

Options vested and expected to vest	2,030	$3.37	7.0	$3,112

Options exercisable at end of period	1,183	$2.85	4.9	$2,811

As of September 30, 2006, there was $4,417 of total unrecognized compensation cost related to employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 1.9 weighted average years. The total fair value of shares vested during the three and nine months ended September 30, 2006 was $185 and $278, respectively, net of an estimated forfeiture rate of 2%.
Summary of Restricted Stock Awards
Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates or a member of the Company’s board of directors resigns prior to the release of the restrictions. The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse. The Company committed to issue 335 shares of restricted common stock, during the nine month period ended September 30, 2006, of which 95 and 120 were issued in April 2006 and July 2006, respectively.
Nonvested restricted stock awards as of September, 2006 and changes during the nine months ended September 30, 2006 were as follows (in thousands, except weighted average grant date fair value):

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Nonvested at December 31, 2005	—	$—
Granted	335	5.64
Vested	(119)	4.36
Forfeited	—	—

Nonvested at September 30, 2006	216	$6.35

As of September 30, 2006, there was $ 1,372 of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.25 years.

Issuance of stock for Non-Cash Consideration
All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and have been valued at the market value of the shares issued. In certain issuances, the Company may discount the value assigned to the issued shares for illiquidity and restrictions on resale.
Per Share Data
Basic earnings per share (“BEPS”) are computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period of computation. Diluted earnings per share (“DEPS”) give effect to all potential dilutive common shares outstanding during the period of computation. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.
The following table reconciles BEPS and DEPS and the related weighted average number of shares outstanding for the three months ended September 30, 2006:

	For the Three Months Ended September 30, 2006
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount
Basic EPS:
Net income	$8,086

Income available to common stockholders	8,086	43,229	$0.19

Effect of dilutive securities:
Options and warrants	—	1,952

Diluted EPS:
Income available to common stockholders	$8,086	45,181	$0.18

The following table reconciles BEPS and DEPS and the related weighted average number of outstanding shares for the three months ended September 30, 2005:

	For the Three Months Ended September 30, 2005
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount
Basic EPS:
Net income	$2,356
Less: convertible preferred stock dividends	(28)
Less: amortization of convertible preferred stock issuance costs and beneficial conversion feature	(334)

Income available to common stockholders	1,994	23,737	$0.08

Effect of dilutive securities:
Options and warrants	—	2,278
Assumed conversion of debt	—	1,818

Diluted EPS:
Amortization of debt discount	107
Interest expense	34
Amortization of debt issue costs	—

Income available to common stockholders	$2,135	27,833	$0.08

The following table reconciles BEPS and DEPS and the related weighted average number of shares outstanding for the nine months ended September 30, 2006:

	For the Nine Months Ended September 30, 2006
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount
Basic EPS:
Net income	$15,675

Income available to common stockholders	15,675	39,167	$0.40

Effect of dilutive securities:
Options and warrants	—	2,272

Diluted EPS:
Income available to common stockholders	$15,675	41,439	$0.38

The following table reconciles BEPS and DEPS and the related weighted average number of outstanding shares for the nine months ended September 30, 2005:

	For the Nine Months Ended September 30, 2005
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount
Basic EPS:
Net income	$4,443
Less: convertible preferred stock dividends	(135)
Less: amortization of convertible preferred stock issuance costs and beneficial conversion feature	(587)

Income available to common stockholders	3,721	20,569	$0.18

Effect of dilutive securities:
Options and warrants	—	784
Assumed conversion of debt	—	1,818

Diluted EPS:
Amortization of debt discount	295
Interest expense	101
Amortization of debt issue costs	—

Income available to common stockholders	$4,117	23,171	$0.18

Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) finalized and issued Interpretation No. 48, (“FIN 48”), entitled “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which defines the threshold for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires a company to recognize for financial statement purposes the impact of a tax position if that position is “more likely than not” to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). FIN 48 will be effective as of the beginning of the Company’s fiscal year ending December 31, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108 (“SAB 108”) to require registrants to quantify financial statement misstatements that have been accumulating in their financial statements for years and to correct them, if material, without restating. Under the provisions of SAB 108, financial statement misstatements are to be quantified and evaluated for materiality using both balance sheet and income statement approaches. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB 108 on its financial statements.
In September 2006, the FASB issued SFAS No. 157, entitled “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. This statement provides guidance related to the definition of fair value, the methods used to measure fair value and disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.
NOTE 2 — SEGMENT INFORMATION
The Company operates in two segments: Recovery/Restoration and Rebuilding/Remodeling. For segment reporting, the Company combines its Recovery and Restoration services into one segment, primarily because Recovery / Restoration services are closely related and are performed by the same operating subsidiaries and primarily for the same customers. The Company’s Recovery/Restoration segment includes catastrophic storm response services, water, fire and wind restoration, general contracting services, mold remediation and air decontamination provided to commercial, residential and industrial properties, as well as carpet cleaning, air duct cleaning and fabric protection services provided primarily to residential properties. The Rebuilding/Remodeling segment includes interior and exterior restoration and reconstruction services provided to commercial, residential and industrial properties and cabinet production, as well as cabinet and countertop installation services provided primarily to residential properties. See Note 8 – Segment Reporting for additional information.
NOTE 3 — ACQUISITIONS AND DISPOSALS
Associated Contractors II, LLC
On October 26, 2006, HSR of Louisiana acquired Associated, a general contractor operating in Louisiana and Mississippi engaged in providing construction and rebuilding services for commercial and residential properties. See Note 10 – Subsequent Events for additional information regarding the Associated acquisition.
Fireline Restoration, Inc.
On July 31, 2006, the Company consummated the acquisition of Fireline, a privately held provider of recovery and restoration services throughout Florida, Louisiana and Mississippi, pursuant to a purchase agreement entered into among Fireline, the owner of Fireline and the Company, which was effective July 1, 2006.
The purchase price was comprised of the following:

Cash paid to the seller in July 2006	$11,500
Note payable to seller (see Note 5 – Debt)	21,650
Estimated value of common stock issued to seller	22,148
Estimated legal, accounting and other costs	1,213

$56,511

The purchase price was tentatively allocated as follows:

Current assets	26,471
Property and equipment	1,479
Other assets	75
Current liabilities	(19,968)
Long-term liabilities	(443)

Estimated fair value of tangible net assets acquired	7,614
Goodwill	48,897

$56,511

The Company has classified the excess of the purchase price over the estimated fair value of the tangible net assets acquired as goodwill as of September 30, 2006 in the accompanying consolidated balance sheet. The Company is in the process of analyzing the components of the intangible assets and will have an appraisal performed by a third party during 2006 to assist the Company in determining its final purchase price allocation.
The following proforma information presents the results of operations for the three and nine months ended September 30, 2006 and 2005, as though the Fireline acquisition had occurred on January 1, 2005. Proforma results are not included for the three months ended September 30, 2006 since Fireline is included in the accompanying consolidated statements of operations.

	For the Nine Months Ended		For the Three
	September 30,		Months Ended
	2006	2005	September 30, 2005
Revenues	$111,180	$86,191	$36,643
Net Income	17,834	11,153	4,909
Shares outstanding:
Basic	39,167	24,569	27,737
Diluted	41,439	27,171	31,833
Basic earnings per share	0.42	0.43	0.16
Diluted earnings per share	0.40	0.40	0.15
Cornerstone Building and Remodeling Division
During the fourth quarter of 2005, the Company’s management committed to a plan to dispose of certain assets and liabilities of its building and remodeling division, which was acquired in April 2005.
On March 24, 2006, the Company entered into an asset purchase agreement to sell certain assets and liabilities used in connection with the operation of the building and remodeling division of Cornerstone, the Company’s wholly-owned subsidiary. The sales price included $500 in cash paid at closing and $3,000 as a note receivable. See Note 4 — Notes Receivable for additional information. The Company does not consider the disposition to be significant to the Company’s operations, and does not consider the agreements entered into in connection with the disposition to be material to the Company. At September 30, 2006, the note receivable was paid in full through the receipt of cash of $1,375 and transferring inventory to the Company valued at $2,125.
In accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long Lived Assets,” the assets and liabilities related to this transaction have been segregated from continuing operations and are reported as assets and liabilities of discontinued operations held for sale in the accompanying balance sheets, all of which were liquidated as of September 30, 2006. In addition, operations associated with these assets and liabilities and the gain on the sale have been classified as gain (loss) from discontinued operations in the accompanying statements of income.
Discontinued operations’ results were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Results of discontinued operations:
Net sales	$—	$1,399	$514	$4,722

Loss before income taxes	—	(297)	(478)	(304)

Gain on sale of discontinued operations:
Sales price	—	—	3,500	—
Net assets sold	—	—	(323)	—

Gain on sale	—	—	3,177	—

Income (loss) from discontinued operations before income taxes	—	(297)	2,699	(304)
Income taxes	—	(6)	(958)	(18)

Income (loss) from discontinued operations	$—	$(303)	$1,741	$(322)

Other Acquisitions
No acquisitions were consummated in the second quarter of 2006. However, during the first quarter of 2006, the Company consummated two separate acquisitions. The acquisitions were accounted for as purchases. The combined purchase price was $765, payable in promissory notes of $745 and cash of $20. The excess of the purchase price over the tangible net assets acquired of $920 was assigned to goodwill at September 30, 2006 in the accompanying consolidated balance sheet. Proforma disclosure information is not presented because the operations acquired are not considered significant to the Company.
NOTE 4 — NOTES RECEIVABLE
As of September 30, 2006, the Company has a note receivable with a balance of $750. The note receivable, as amended, required payments to the Company of $150 paid in March 2006, to be followed by semi-annual payments of $188 commencing on June 30, 2006 and a final payment on December 31, 2007. The note receivable is personally guaranteed by a third party. The Company recorded this note receivable with an implicit rate of 4.55%. The note is in default and is in the process of being restructured. The Company’s management does not believe a reserve is necessary at this time.
On May 24, 2006, the Company entered into an exclusive agreement with a modular housing sales agent to provide installation services for modular housing in New Orleans and surrounding areas. In connection with the agreement, the Company agreed to loan the sales agent up to $800 under a promissory note. The note required one balloon installment of all accrued but unpaid interest and all outstanding principal on August 17, 2006. In August 2006, the note was restructured to change the maturity date to February 2007, for the debtor to provide security for the indebtedness evidenced by the Note, to require a portion of proceeds from sales of modular houses to be used to pay down the note, and to provide for certain other additional terms and conditions. The note bears interest at the prime rate of interest plus 2% on a per annum basis. At September 30, 2006 the note receivable balance was $572.
NOTE 5 — DEBT
In November 2006, the Company entered into a new $60,000 credit facility with a consortium of financial institutions experienced in providing credit to construction companies. The new facility, which replaces the Company’s previous $10,000 line of credit, was obtained to support the Company’s working capital requirements and reduce the Company’s overall borrowing costs. See Note 10 – Subsequent Events for additional information regarding the new credit facility.
In March 2006, the Company obtained a $10,000 revolving line of credit from a financial institution, which was in effect on September 30, 2006 but was terminated in connection with the Company obtaining a new credit facility in November 2006. The annual interest rate on the line of credit was the financial institution’s prime rate of interest less one quarter of one percent (0.25%), which was equal to 8% at September 30, 2006. Interest payments on the outstanding principal balance of the line of credit were due monthly, and the line of credit would have matured on September 1, 2007. The borrowings from the line of credit were used for working capital purposes and to finance a portion of the cash component of the purchase price of the Fireline acquisition. See Note 3 – Acquisitions and Disposals for additional information on the Fireline acquisition.
Subject to the provisions of the line of credit, the Company could borrow, repay and reborrow principal under the line of credit from time to time during its term. The principal amount outstanding under the line of credit was not permitted to exceed the lesser of (a) $10,000 or (b) an amount equal to two times the Company’s free cash flow for the immediately preceding two calendar quarters (“the Credit Limit”). For purposes of the line of credit, the Company’s free cash flow was defined for each period of determination as (a) net income plus the sum of interest, depreciation and amortization, less (b) distributions or dividends, less (c) accounts receivable of the Company and its subsidiaries unpaid 180 days or more after invoice date, plus (d) reserves specifically established against the receivables described in (c) to the extent such reserves are deducted in determining net income for the period in question. In connection with the line of credit, the Company paid the financial institution a commitment fee in the amount of $100. The Company was also obligated to pay an unused facility fee on the daily average unused amount of the line of credit less taxes paid equal to one-half of one percent (0.5%) per annum, calculated and payable quarterly in arrears.
The line of credit was secured by substantially all of the assets of the Company and its subsidiaries, excluding Fireline, and the capital stock of such subsidiaries, excluding Fireline, pursuant to a Pledge and Security Agreement. The line of credit was guaranteed by the subsidiaries of the Company, excluding Fireline, pursuant to a Guaranty Agreement.
Under the line of credit, the financial institution had agreed to issue letters of credit meeting the requirements of the financial institution set forth in the line of credit for the benefit of the Company in an amount not to exceed $2,000 in the aggregate, and subject to the amount of cash advanced under the line of credit plus amounts outstanding under the letters of credit not being in excess of the Credit Limit. Pursuant to the terms of the line of credit, for each letter of credit issued by the financial institution, the Company agreed to pay a letter of credit fee equal to one and one-half percent (1.5%) of the face amount of the letter of credit, but not less than $5, plus other fees charged under the financial institution’s then-current policies.

The line of credit contained covenants, including financial covenants, with which the Company must comply. The financial covenants included current assets to current liabilities ratio and a debt service coverage ratio. With certain exceptions, the Company was prohibited under the line of credit from incurring any debt or permitting any liens to be placed on its assets or the assets of its subsidiaries. Under the terms of the line of credit, the Company had agreed not to take certain actions, prior to the financial institution’s approval, including becoming a party to a merger or consolidation, acquiring assets, and subject to certain exceptions, issuing securities. At September 30, 2006, the Company was in compliance with such covenants.
Debt consists of the following at September 30, 2006:

Lines of Credit
Revolving credit note payable to bank, interest of prime less .25%. Interest was payable monthly. The line of credit would have expired and become due on September 1, 2007. At September 30, 2006 the interest rate was 8%. In November 2006, the note was terminated in connection with the Company obtaining a new credit facility	$9,000

Revolving credit note payable to bank, interest of prime plus .5% and due on demand. At September 30, 2006 the interest rate was 8.75%. In November 2006, the note was terminated in connection with the Company obtaining a new credit facility	9,719

$18,719

Notes Payable
Note payable, non-interest bearing, payable in $5 monthly installments until paid in full to the seller of Fiber Seal Systems of Los Angeles (“FSSLA”)	$180

Note payable to Fireline seller, interest at prime (8.25% at September 30, 2006) until November 17, 2006 and if the maturity date extends to January 31, 2007 the interest rate will be 12%. Accrued interest on the outstanding principal balance is due monthly. The seller agrees to pay the Company interest on certain accounts receivable beginning January 31, 2007 and if the accounts receivable are uncollected as of June 30, 2007, the seller will pay the Company the outstanding balance. As of November 1, 2006, the note is subordinated to the Company’s new credit facility	21,650

Term loan with a financial institution with interest at prime plus 1% (9.25% at September 30, 2006), with monthly payments of interest only, due November 2006 and secured by accounts receivable.	5,000

Notes and leases payable to various financial institutions, collateralized by various equipment and automobiles, bearing interest at various annual interest rates ranging from prime plus 0.75% to 13.21% principal and interest payable in monthly installments ranging from $0.4 to $1 through March 2011	858

Term loans with various financial institutions with interest at various annual interest rates ranging from 7.5% to 9.25%, payable in monthly installments ranging from $.5 to $2, due through September 2009, secured by accounts receivable and equipment	364

Total notes payable	28,052
Less current portion of notes payable	(27,227)

Non-current portion of notes payable	$825

NOTE 6 — EQUITY
Common Stock
During the nine months ended September 30, 2006, the Company issued 3,501 shares of common stock for $6,017 in connection with the cashless exercise of options and purchase of 3,500 shares.
During the nine months ended September 30, 2006, the Company issued 9 shares of common stock in connection with the cashless exercise of stock options.
During the nine months ended September 30, 2006, the Company issued 58 shares of common stock in connection with the cashless exercise of warrants.

During the nine months ended September 30, 2006, the Company issued 480 shares of common stock in connection with the conversion of $902 of convertible debt and accrued interest payable.
During the nine months ended September 30, 2006, the Company issued 796 shares of common stock for $1,879 in connection with the exercise of warrants.
During the nine months ended September 30, 2006, the Company issued 95 shares of common stock to the Company’s board of directors under its Stock Plans, in consideration of services provided from January 1, 2005 to April 30, 2006. During the nine months ended September 30, 2006, the Company expensed approximately $86 in the accompanying statement of operations.
During the nine months ended September 30, 2006, the Company issued 4,000 shares of common stock with an estimated value of $20,792 in partial consideration for the acquisition of Fireline. The Company and the seller of Fireline entered into an escrow agreement for 400 of the Company’s issued shares, to be issued in 50% increments on the first and second anniversaries of the closing date.
Pursuant to the Board Compensation Plan adopted by the board of directors in July 2006, each board member and one former board member was granted immediately exercisable stock purchase rights exercisable for 20 shares of restricted stock on July 26, 2006. Each stock purchase right represents the right to receive one share of restricted common stock at a price of $-0- per share. The stock purchase rights were exercised immediately upon grant. The restricted shares of common stock have the same voting and dividend rights as the Company’s other outstanding shares of common stock. A total of 120 shares of restricted common stock were granted to current and former directors and will vest over a period of 9 months commensurate with service as a board member over the same period. The restricted shares of common stock are subject to a lock-up agreement pursuant to which 50% are released from lock-up on December 31, 2006, and the remaining 50% are released from lock-up on December 31, 2007. However, for the current directors the vesting of such shares are subject to continuing service as a board member. Unearned stock-based compensation related to the restricted shares is determined based on the fair value of the Company’s stock on the date of grant, which was approximately $1,524 and will be amortized to expense on a straight-line basis over the vesting period of which approximately $203 was recognized during the nine months ended September 30, 2006, respectively.
In May and June 2006, our President and CEO engaged in separate transactions resulting in disgorgement of profits to the Company within the meaning of the provisions of Section 16(a) of the Securities Exchange Act of 1934. Under that provision, profits made by officers, directors and certain shareholders on transactions within a six month period of a matching transaction inure to the benefit of and may be recovered by the Company. Our President and CEO each informed the Company of his intent to engage in a matchable transaction in advance, and the profits relating to such sales were paid to the Company concurrently with such transactions. These officers paid, and we accepted, an aggregate of approximately $245 as disgorgement of profits on the transactions. The profit disgorgement has been recorded as an increase to stockholders’ equity in the second quarter of 2006.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
Litigation
The nature and scope of the Company’s business operations bring it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject the Company to potential litigation, which are defended in the normal course of business.
The Company is occasionally involved in other litigation matters relating to claims arising in the ordinary course of business. Other than the class action lawsuits described above, the Company’s management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material adverse effect on our business, results of operations and financial condition. However, if a court or jury rules against us and the ruling is ultimately sustained on appeal and damages are awarded against us, such ruling could have a material and adverse effect on our business, results of operations and financial condition.
Indemnities and Guarantees
The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities. In connection with certain of its debt, stock purchase and other agreements, the Company has indemnified lenders, sellers, and various other parties for certain claims arising from the Company’s breach of representations, warranties and other provisions contained in the agreements. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.
Pursuant to the purchase agreement for the acquisition by HSR of Louisiana of substantially all of the assets of FERS, a Florida corporation engaged in recovery services, FERS is entitled to receive an amount (in cash or restricted common stock, at the Company’s option) equal to ten percent (10%) of the excess of the HSR of Louisiana’s earnings before interest, taxes, depreciation and amortization with respect to the acquired assets related to the business, if any, that exceed $15,000 in each of fiscal years 2006 and 2007, subject to the terms and provisions of the purchase agreement. As of September 30, 2006, no amounts had been earned or paid out under this provision.

HSR of Louisiana acquired Associated pursuant to a plan and agreement of merger entered into and closed on October 26, 2006. The owners of Associated may earn cash of up to $9,000, up to 2,000 in common stock (upon the exercise of a warrant at an exercise price of $.01 per share) and additional cash equal to 5% of net profits on a specified contract, pursuant to the terms of the merger agreement among HSR of Louisiana, Associated, the owners of Associated and the Company. The Company also agreed to indemnify the prior owners of Associated from personal guarantees entered into in connection with the business of Associated prior to the merger and to use commercially reasonable efforts to remove such persons from the personal guarantees after the closing. See Note 10 – Subsequent Events for further information on the Associated acquisition.
NOTE 8 — SEGMENT REPORTING
The Company reports its business segments based on industry classification, which are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net sales:
Recovery/Restoration services	$39,774	$10,546	$63,399	$20,557
Rebuilding/Remodeling	9,303	8,431	29,111	20,514

Total segment net sales	$49,077	$18,977	$92,510	$41,071

Operating Income:
Recovery/Restoration services	$14,104	$4,089	$23,082	$5,916
Rebuilding/Remodeling	1,177	1,274	4,695	4,010
Corporate	(2,001)	(1,614)	(4,596)	(2,699)

Total segment operating income	$13,280	$3,749	$23,181	$7,227

Depreciation and amortization included in operating income:
Recovery/Restoration services	$195	$127	$550	$388
Rebuilding/Remodeling	181	139	538	395
Corporate	95	38	152	121

Total segment depreciation and amortization	$471	$304	$1,240	$904

Identifiable assets:
Recovery/Restoration services			$153,598	$35,860
Rebuilding/Remodeling			37,964	32,805
Corporate			10,929	5,295

Total segment identifiable assets			$202,491	$73,960
There were no intersegment sales. Operating income is defined as third party sales less operating expenses. All of the Company’s business activities are conducted within the United States geographic boundaries.
NOTE 9 — RELATED PARTY TRANSACTIONS
For the period ended September 30, 2006, the Company leased a warehouse facility from a related party under a non-cancelable lease. The lease term is one year through July 2007 for $15 monthly. The Company also leases warehouse and administrative spaces from a related party under cancellable leases. The Company can vacate the spaces with 60 days notice to the related party.
For the period ended September 30, 2006, officers and directors exercised 3,126 stock options of the Company’s common stock for $5,319 at exercise prices ranges from $1.25 to $2.53 per share.
The Company leases an aircraft from a related party pursuant to a one year operating lease entered into on June 30, 2006. The lease requires monthly payments of $75 and is cancellable with a 30 day notice. The Company currently leases land and building from a related entity for a monthly rental amount of $7 pursuant to a five year cancellable lease.
On August 15, 2006, Mr. Marshall furnished $4,985 in cash to a financial institution to fund a letter of credit in the same amount, to support the issuance of a construction bond for the benefit of Home Solutions. The bond is required in connection with a project to be performed by a subsidiary of Home Solutions in the New Orleans, Louisiana area. In consideration of the issuance of the letter of credit, Home Solutions agreed to pay Mr. Marshall the following fees: (i) $50 for each 60-day period during which the letter of credit is outstanding, and (ii) a monthly fee equal to $42 for each month that the letter of credit is outstanding. Furthermore, Home Solutions agreed to indemnify Mr. Marshall for any amounts drawn under the letter of credit and for certain fees and expenses related to the agreement and the letter of credit.
Amounts due to related parties at September 30, 2006 totaled $383. Amounts paid to related parties for various services totaled $792 for the three and nine months ended September 30, 2006.
NOTE 10 — SUBSEQUENT EVENTS
Associated Acquisition
On October 26, 2006, HSR of Louisiana acquired Associated, a Louisiana limited liability company engaged in providing construction and rebuilding services to commercial and residential properties. The acquisition closed on October 26, 2006, which was effective on October 1, 2006.
The acquisition was accomplished pursuant to an Agreement and Plan of Merger among the Company, HSR of Louisiana, Associated and the prior owners of Associated dated October 26, 2006 (the “Merger Agreement”) whereby Associated was merged with and into HSR of Louisiana, with HSR of Louisiana continuing as the surviving corporation following the merger.
Consideration paid or to be paid to the prior owners of Associated in connection with the merger includes the following: (i) up to $9,000 in cash to be paid from accounts receivable of the Associated division of HSR of Louisiana (the “Associated Division”) collected in the two-year period following the closing; (ii) 1,500 shares of Home Solutions’ restricted common stock, issued at the closing; and (iii) additional shares of common stock not to exceed $55,001 in value and in any event, not to exceed 900 shares, to be issued if and when necessary to cause the aggregate fair market value of the common stock issued to the prior owners of Associated to exceed by one dollar, the cash consideration paid to the prior owners of Associated under clause (i) above. In addition, the Company issued warrants to the prior owners of Associated exercisable for up to 2,000 additional shares of common stock at an exercise price of $0.01 per share, that vest and become exercisable in increments of 100 shares for every $2,500 in earnings before interest, taxes, depreciation and amortization (“EBITDA”) in excess of $9,000 in EBITDA earned by the Associated Division in the two-year period following the closing. The Company also agreed to pay the prior owners of Associated 5% of the net profits earned and collected by the Associated Division related to a specified future accounts receivable.
The Merger Agreement contains various customary representations, warranties, covenants and agreements of the parties. Pursuant to the Merger Agreement, Home Solutions agreed to file a registration statement with the SEC registering the common stock issued and issuable pursuant to the Merger Agreement, including the common stock issuable under the warrants, for resale under the Securities Act of 1933 within 12 months after the closing. The Company agreed that HSR of Louisiana would be provided with a line of credit of at least $15,000, out of proceeds received from the credit facility discussed below, the proceeds of which will be used for operational activities of HSR of Louisiana. The Company also agreed to indemnify the prior owners of Associated from personal guarantees entered into in connection with the business of Associated prior to the merger and to use commercially reasonable efforts to remove such persons from the personal guarantees after the closing. The prior owners of Associated agreed not to compete with the Associated Division for two years after the closing.
Credit Facility
On November 1, 2006, the Company obtained a $60,000 credit facility from a group of lenders led by a national bank as the administrative agent. The new credit facility, which replaces the Company’s previous $10,000 line of credit, was obtained to support the Company’s working capital requirements and reduces the overall borrowing costs of the Company.
The credit facility provides for a $15,000 term loan (the “Term Loan”) and a line of credit of up to $45,000 (the “Line of Credit”). The credit facility was established under a Credit Agreement entered into among the Company and the Lenders dated November 1, 2006 (the “Credit Agreement”). The proceeds of the Term Loan were used to refinance outstanding debt of Fireline, a wholly-owned subsidiary of the Company. The proceeds of the Line of Credit will be used primarily for working capital purposes. Each Lender’s commitment to fund its share of the Term Loan and the Line of Credit is evidenced by a promissory note executed by the Company in favor of such Lender.
The Company can borrow, repay and reborrow principal under the Line of Credit from time to time during its term. Revolving credit advances require a minimum draw of $1,000. The amount of principal available to be drawn under the Line of Credit may not exceed the borrowing base, less the sum of (a) outstanding principal drawn under the Line of Credit, plus (b) the outstanding principal amount of the Term Loan, plus (c) the aggregate amount of all outstanding letters of credit. For purposes of the Credit Agreement, the

“borrowing base” is defined for each period of determination as the sum of (a) 80% of the value of eligible accounts receivable, plus (b) 50% of the value of certain designated receivables through June 30, 2007, plus (c) the lesser of (i) $5,000 and (ii) 50% of the value of eligible inventory. Eligible accounts receivable includes accounts receivable generated in the ordinary course of business that satisfy the Agent’s conditions, and excludes certain unacceptable accounts receivable, such as accounts more than 180 days past due. Eligible inventory includes granite materials held for sale in the ordinary course of business, valued at the lower of cost or fair market value, excluding inventory that does not meet the Agent’s standards.
The annual interest rate on the Term Loan and the Line of Credit is equal to the higher of (a) the prime rate of interest as quoted in the Wall Street Journal, less 25 basis points (0.25%) for periods prior to June 30, 2007, and less 50 basis points (0.50%) for periods after June 30, 2007, or (b) the federal funds rate, as published by the Federal Reserve Bank of New York, plus 25 basis points (0.25%) for periods prior to June 30, 2007. Accrued interest payments on the outstanding principal balance of the Line of Credit are due quarterly. Principal under the Line of Credit is due at maturity, or November 1, 2009. Payments on the Term Loan, consisting of $1,250 in principal and accrued interest, are due quarterly beginning January 1, 2007. The credit facility expires, and all outstanding obligations under the Line of Credit and the Term Loan must be repaid to the Lenders, on the maturity date of November 1, 2009.
In consideration of the Lenders originating the credit facility, the Company paid the Lenders a origination fee in the amount of $300. The Company is also obligated to pay an unused facility fee on the daily average unused amount of the Line of Credit equal to fifty basis points (0.50%) per annum, calculated and payable quarterly in arrears.
The Lenders agreed to issue letters of credit under the Line of Credit to fund bonding required for certain reconstruction projects in an amount not to exceed $7,500 in the aggregate, subject to the sum of (a) cash advanced under the Line of Credit, plus (b) amounts outstanding under the Term Note, plus (c) the aggregate amount of all outstanding letters of credit, not being in excess of the borrowing base. Pursuant to the terms of the Credit Agreement, for each letter of credit issued by the Lenders, the Company agrees to pay an annual letter of credit fee equal to 2.0% of the face amount of the letter of credit, but not less than $5,000, plus other fees charged under the Lenders’ then-current policies.
The Line of Credit and Term Loan are secured by substantially all of the assets of the Company and its subsidiaries and the capital stock of such subsidiaries pursuant to a Pledge and Security Agreement (the “Security Agreement”). The Line of Credit and Term Loan are guaranteed by the subsidiaries of Home Solutions pursuant to a Guaranty Agreement (the “Guaranty Agreement”).
The Credit Agreement contains covenants, including financial covenants, with which Home Solutions and its subsidiaries must comply. The financial covenants include a current assets to current liabilities ratio, a debt service coverage ratio, a maximum leverage amount, and a limit on annual capital expenditures. With certain exceptions, the Company is prohibited under the Credit Agreement from incurring or permitting its subsidiaries to incur any debt or permitting any liens to be placed on its assets or the assets of its subsidiaries. The Company also agreed, with certain exceptions, not to take or permit its subsidiaries to take certain actions without the consent of a supermajority of the Lenders, including becoming a party to a merger or consolidation, acquiring assets, and issuing securities.
If a default occurs under the Credit Agreement for Home Solutions’ failure to pay any amount when due, Home Solutions’ breach of the Credit Agreement or another event of default, the Lenders may declare the credit facility to be due and payable immediately. In such event, the Lenders may exercise any rights or remedies it may have, including foreclosure of the Company’ assets or the capital stock of Home Solutions’ subsidiaries, under the Security Agreement or enforcement of its rights under the Guaranty Agreement. Any such event may materially impair the Company’s ability to conduct its business.
Brian Marshall, a director of the Company and the President of Fireline, agreed to subordinate the indebtedness owed to him by Home Solutions under an outstanding promissory note in the principal amount of $21,650 to the Lenders, pursuant to a subordination agreement entered into by him in favor of the Lenders.
Other Events
In October 2006, the Company issued 1,054 shares of common stock for $1 related to the exercise of warrants.
RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENT INCLUDED IN THIS FORM 10-Q
This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to the Company’s acquisition strategies and availability of capital to fund such strategies. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, regulatory framework, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. We refer you to the section entitled “Trends, Risks and Uncertainties” in Item 6 of Part II of our quarterly report on Form 10-Q for the period ended September 30, 2006, for a list of specific factors that could cause actual results to differ materially from those indicated by our forward-looking statements made herein and presented elsewhere by management. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Furthermore, we do not undertake any obligation to update forward-looking statements made herein.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation (Dollars and shares in thousands except per share data).
Overview
Home Solutions is a provider of recovery, restoration and rebuilding/remodeling services to commercial and residential areas that are (i) prone to flooding, hurricanes, tornados, fires or other naturally occurring and repetitive weather-related emergencies; and/or (ii) experiencing robust housing development. With operations in the South, Gulf Coast regions and California, we believe that the Company is well positioned to capitalize on the growing demand for our suite of Recovery, Restoration and Rebuilding/Remodeling services. Home Solutions is a Delaware corporation with principal executive offices located at 1500 Dragon Street, Suite B, Dallas, Texas 75207. Our website is located at www.homcorp.com. Our Chairman of the Board and Chief Executive Officer is Frank Fradella, our Chief Operating Officer and President is Rick O’Brien, and our Senior Vice President and Chief Financial Officer is Jeff Mattich.
Growth Strategy
Our growth strategy is to expand our core service offerings through the future acquisition of strategic, specialized, profitable and well-managed companies operating in our target markets and business segments with a proven history of internal growth. Our recent acquisitions have focused on the Recovery segment of our business. Most recently, on October 26, 2006, we acquired Associated, a general contractor providing construction and rebuilding services for commercial and residential properties in Louisiana and Mississippi, through the merger of Associated into HSR of Louisiana, our wholly-owned subsidiary. We believe that the Associated acquisition positions us to more fully participate in the restoration efforts currently underway in the New Orleans and gulf coast regions. In the third quarter, we significantly expanded our Recovery services and our capability to respond to major catastrophes through the July 31, 2006 acquisition of Fireline, a Florida-based company specializing in disaster recovery services, which was effective as of July 1, 2006. We entered the Recovery market last year by expanding into the hardest hit areas of the 2005 hurricane season through the formation of HSR of Louisiana, a wholly-owned subsidiary. HSR of Louisiana then acquired substantially all of the assets of FERS, a company engaged in recovery services, in September of 2005
We expect the recovery, restoration and rebuilding efforts associated with the 2005 hurricanes to occur in stages and to extend for two to five years. The Company plans to take advantage of the opportunity to service these areas through each stage with its Recovery, Restoration and Rebuilding/Remodeling service offerings.
We also see the opportunity to further capitalize on the robust growth in housing in our target markets through the Company’s relationship with Centex Corp. (“Centex”), a leading public homebuilder, as well as with the expansion of our relationships with retailers including Home Depot, Inc. (“Home Depot”).
Service Offerings
Our business consists of three integrated service offerings: (i) Recovery; (ii) Restoration; and (iii) Rebuilding/Remodeling. For business segment reporting, our Recovery and Restoration services are combined into a single business segment. We believe that the natural progression of our business offerings in markets affected by weather-related emergencies, from Recovery, to Restoration, to Rebuilding/Remodeling, increases our opportunities across all three service offerings.
Recovery
The Company is a first responder to clean up activities after weather-related emergencies. We have significant operations throughout disaster impacted areas in Florida, Louisiana, Mississippi and Texas. Fireline and HSR of Louisiana also provided recovery services in Florida during the 2004 hurricane season, which we believe have positioned the Company to generate revenue in our Restoration and Rebuilding/Remodeling segments in the Florida markets. The Company’s Recovery services include catastrophic storm response, clean up and removal of debris, initial set up services in an impacted area (including power, lodging, sustenance and training), water mitigation, drying, dehumidification and preparing affected areas for the next stage of restoration and rebuilding. We have trained employees who provide onsite first response to respond to fire, water and weather-related emergencies in our target markets to both commercial and residential clients. We believe the Recovery segment of our business to not only be of high growth and profitability, but we also seek to capitalize on synergistic opportunities by continuing to provide these services in areas that need the full spectrum of restoration, rebuilding and remodeling services that the Company can provide. Currently we provide these services on an hourly rate to our commercial and residential clients, principally as a subcontractor to customers providing additional services in these markets. We pursue bids on recovery services contracts that are reimbursable to our clients through their insurance agencies, as well as government branches and agencies.
Restoration
Our Restoration segment focuses on the next stage of services after the initial clean up and catastrophic storm response. Services presently included in our Restoration business segment involve water, fire and wind restoration, general contracting services, mold remediation, contents restoration, air decontamination, asbestos and lead paint removal, cleaning, drying and deodorization of carpet and furniture and moving and storage services. The following details the types of restoration services we provide:
General Contractor Services: Fireline is licensed as a general contractor in Florida and offers full interior and exterior restoration and reconstruction services in that state. Fireline also performs work in Louisiana, Mississippi, South Carolina and Georgia. HSR of Louisiana is licensed as a general contractor in Louisiana, and is actively involved in the restoration of storm-damaged properties in the New Orleans and gulf coast regions. The recent acquisition of Associated has positioned HSR of Louisiana to participate in larger projects and on a larger scale than previously would have been possible.
Fire and Water Damage Restoration: We provide trained employees to respond to fire, water and weather-related emergencies, to inspect structural members and contents damaged by water, to determine the likelihood or extent of mold growth, and to provide immediate cleaning, drying, moving, storage, and deodorization, among other services. Fireline, which specializes in disaster recovery services, insurance estimates and repairs for commercial, industrial and residential properties, is certified in multiple aspects of the restoration industry, including smoke, fire, water and mold. As most cases of mold are associated with excess moisture, we believe that our Recovery services’ response to event-related damage will provide significant additional revenue opportunities for our Restoration segment. The cost and time requirements of restoration projects can vary dramatically from case-to-case.
Indoor Air Contamination: Through PWS, we provide indoor air contamination services, including contamination from mold, asbestos and lead paint to homeowners in California and to a lesser extent in Florida. With increased media attention regarding the health threat of mold, fewer insurance options, and property transfers at risk, current market conditions have created significant demand for mold inspections, certifications and remediation services. These services consist of property and system inspections, surface and air testing, project design, microbial removal, light interior demolition, repair and specialized cleaning work. Customer opportunities are developed through a regional sales force as well as through referrals by real estate firms, insurance adjusters, mortgage companies, attorneys and nationally branded retailers. The Company uses its industry experience to give efficacy to its processes and provide homeowners with quality assurance.
Cleaning and Fabric Protection: Through FSS, we provide fabric protection services to protect furniture, carpet and draperies from stains and daily wear through both Company-owned locations as well as over forty licensed locations in 23 states and the District of Columbia. This niche market is primarily targeted at above-average income homeowners. We also provide air duct cleaning services to remove particulate (organic and inorganic) material, which can cause allergic reactions and is often the breeding ground for many types of mold, from heating and air conditioning systems.
Rebuilding/Remodeling
Through Southern Exposure and Cornerstone, we offer custom cabinet production and cabinet and countertop installation services. Southern Exposure manufactures and installs a high-end product line of cabinets and countertops and Cornerstone installs custom marble and granite countertops for residential customers. Currently, we manufacture and install cabinets and kitchen countertops for Centex, a leading public homebuilder, in its southwest Florida market. We also install granite countertops for Home Depot in Florida, Georgia, Alabama and South Carolina. Through our cabinet and countertop installation services, we seek to generate additional opportunities across our other business segments.
Use of Estimates and Critical Accounting Policies
In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income from operations, and net income, as well as on the value of certain assets on our balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include accounts receivable allowance, revenue recognition, stock-based compensation, and goodwill. See Note 1 – Basis of Presentation and Summary of Significant Accounting Policies – to the financial statements included in this report for further discussion of our accounting policies.
Revenue Recognition
The Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectibility is probable. Sales are recorded net of sales discounts. PWS, FSS, HSR of Louisiana and Fireline recognize revenue at the time the contract and related services are performed.
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
Fireline also recognizes revenue from certain jobs using the percentage-of-completion method. Under the percentage of completion method, revenues with respect to individual contracts are recognized in the proportion that costs incurred to date bear to total estimated costs and progress towards completion. These estimates are dependent upon judgments including material costs and quantities, labor productivity, subcontractor performance and other costs. In addition, disputes on our projects can and sometimes do occur with our customers, subcontractors and equipment vendors that require significant judgment as to the ultimate resolution and may take an extended period of time to resolve. As projects are executed, estimates of total revenues and total costs at completion are refined and revised. These estimates change due to factors and events affection execution and often include estimates for resolution of disputes that may be settled in negotiations or through arbitration, mediation or other legal methods. The percentage-of-completion method requires that adjustments to estimated revenues and costs, including estimated claim recoveries, be recognized on a cumulative basis, when the adjustments are identified. When these adjustments are identified near or at the end of a project, the full impact of the change in estimate would be recognized as a change in the gross profit on the contract in that period. This can result in a material impact on our results for a single reporting period. General and administrative costs are not allocated to contract costs and are charged to expense as incurred.
Stock-Based Compensation
The Company maintains two shareholder approved stock-based incentive compensation plans that permit the issuance of equity-based compensation awards to employees, qualified consultants and directors, including stock options and stock purchase rights.
On January 1, 2006, the first day of the Company’s fiscal year 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transaction method. Under this transition method, compensation cost recognized in the nine months ended September 30, 2006, includes: (a) compensation cost for all share-based payments granted and not yet vested prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Since stock-based compensation expense recognized in the statement of operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, the compensation expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures to be 2% of the awards issued.
Prior to the adoption of SFAS No. 123(R), the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock Based Compensation. No stock-based employee compensation cost was recognized in the statements of operations for the three and nine months ended September 30, 2005, as all options granted under the Stock Plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.
For the nine months ended September 30, 2006, the Company recognized compensation cost of $449, which is included in selling, general and administrative expenses in the unaudited consolidated statement of operations included in this report, as a result of SFAS No. 123(R).
Our assessment of the estimated fair value of the stock options granted is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. We utilize the Black-Scholes model to estimate the fair value of stock options granted. Generally, our calculation of the fair value for options granted under SFAS No. 123R is similar to the calculation of fair value under SFAS No. 123 with the exception of the treatment of forfeitures. The fair value of stock purchase rights is based on the market price of our common stock on the grant date.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including:
(a)	The expected volatility of our common stock price, which we determine based on historical volatility of our common stock over the prior eighteen month period;

(b)	Expected dividends (which do not apply, as we do not anticipate issuing dividends);

(c)	Expected life of the award, which is estimated based on the historical award exercise behavior of our employees; and

(d)	Expected forfeitures of awards, which is estimated based on the historical turnover of our employees and expected turnover in the future. Prior to adoption of SFAS No. 123(R), we recognized forfeitures under SFAS No. 123 as they occurred.
In the future, we may elect to use different assumptions under the Black Scholes valuation model or a different valuation model, which could result in a significantly different impact on our net income or loss.
See Note 1 – Basis of Presentation and Summary of Significant Accounting Policies – to the unaudited consolidated financial statements contained in this report for additional information regarding our accounting policies for stock-based compensation.
Goodwill
Goodwill represents the excess of acquisition cost over the net assets acquired in a business combination and is not amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The provisions of SFAS No. 142 require that the Company allocate its goodwill to its various reporting units, determine the carrying value of those businesses, and estimate the fair value of the reporting units so that a two-step goodwill impairment test can be performed. In the first step of the goodwill impairment test, the fair value of each reporting unit is compared to its carrying value. Management reviews, on an annual basis, the carrying value of goodwill in order to determine whether impairment has occurred. Impairment is based on several factors including the Company’s projection of future discounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would perform the second step of the goodwill impairment test in order to determine the amount of goodwill impairment, if any.
See Note 1 – Basis of Presentation and Summary of Significant Accounting Policies – to the unaudited consolidated financial statements contained in this report for additional information regarding our accounting policies for goodwill.
Results of Operations (Dollars and Shares in Thousands)
Comparison of three months ended September 30, 2006 to three months ended September 30, 2005
Recovery/Restoration Services
Net Sales. Sales for the three months ended September 30, 2006 was $39,774, compared to $10,546 for the three months ended September 30, 2005. The sales increase from the same period in 2005 is due primarily to the inclusion of Fireline sales as a result of the Fireline acquisition, and their continued work in Florida and Louisiana due to hurricane-related damage, and the increased revenues generated from HSR of Louisiana in the New Orleans region as a result of post-hurricane Katrina rebuilding efforts.
Costs of Sales. Costs of sales for the three months ended September 30, 2006 were $21,913, compared to $4,916 for the three months ended September 30, 2005. The increase in the total costs of sales from the same period in 2005 is due to the inclusion of Fireline costs as a result of the acquisition of Fireline, and their continued work in Florida and Louisiana due to hurricane-related damage, as well as HSR of Louisiana’s work in rebuilding the New Orleans region. Costs of sales as a percentage of sales for the three months ended September 30, 2006 and 2005 were 55.1% and 46.6%, respectively. Gross margins were higher due to the storm recovery efforts for hurricanes Rita and Katrina, which traditionally generates higher margins than rebuilding work. In addition, the increased volume of Fireline Restoration work completed in 2006 was at lower margins than the prior year.
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $3,719 for the three months ended September 30, 2006, compared to $1,541 for the three months ended September 30, 2005. This represents an increase of $2,311 from the same period in 2005, primarily due to the inclusion of Fireline’s operations as a result of the acquisition, effective July 1, 2006, as well as increased costs associated with HSR of Louisiana’s expanded operations in the Louisiana market. SG&A expenses as a percentage of sales for the three months ended September 30, 2006 and 2005 were 9.4% and 14.6%, respectively. In addition, the Company recognized the full nine month affect of the Marble Man and Fiber Seal of LA acquisitions in 2006.

Rebuilding/Remodeling
Net Sales. The revenue for the three months ended September 30, 2006 from continuing operations was $9,303, compared to $8,431 for the three months ended September 30, 2005. The increase from the same period in 2005 is due primarily to an increase in Southern Exposure’s cabinet and countertop sales.
Costs of Sales. Costs of sales for the three months ended September 30, 2006 from continuing operations were $6,107, compared to $5,481 for the three months ended September 30, 2005. The increase in total costs of sales from the prior period in 2005 is due to the increase in Southern Exposure’s sales. Segment costs of sales as a percentage of sales for the three months ended September 30, 2006 and 2005 was 65.6% and 65.0%, respectively.
Selling, General and Administrative Expenses. SG&A expenses from continuing operations were $2,019 for the three months ended September 30, 2006, compared to $1,676 for the three months ended September 30, 2005. This represents an increase of $344 from the same period in 2005, primarily due to the expansion of operational support and sales growth and the expansion of Cornerstone into new markets to service additional Home Depot locations and increased transportation costs associated with fuel. Segment SG&A as a percentage of segment sales for the three months ended September 30, 2006 and 2005 were 21.7% and 19.9%, respectively.
Corporate
Selling, General and Administrative Expenses. Corporate SG&A expenses were $2,001 for the three months ended September 30, 2006, compared to $1,614 for the three months ended September 30, 2005. The increase from the same period in 2005 is due primarily to increased legal, professional fees and consulting fees of $172 associated with Sarbanes-Oxley and board of director compensation of $162. Corporate SG&A expenses for the three months ended September 30, 2006 and 2005 as a percentage of total sales were 4.1% and 8.5%, respectively.
Other Income (Expense). Interest expense was $718 for the three months ended September 30, 2006, compared to $620 for the three months ended September 30, 2005. The increase in interest expense is related to the debt issued and acquired related to the Fireline acquisition, effective July 1, 2006.
Income Taxes. Income tax expense was $4,389 for the three months ended September 30, 2006 compared to $286 for the three months ended September 30, 2005. In 2005, the Company utilized its net operating loss tax carry forward provision to offset 2005 federal taxable income, resulting in a reduction in taxes.
Discontinued Operations. During the year ended December 31, 2005, the Company’s management committed to a plan to dispose of certain assets and liabilities of the building and remodeling division of Cornerstone. The disposal allowed the Company to focus on supporting higher net profit margin opportunities. In March of 2006 the Company completed the sale of certain assets and liabilities used in connection with the operations of the building and remodeling division of Cornerstone. As a result of the sale, its operations and the gain on the sale have been reclassified to discontinued operations. During the three month period ended September 30, 2006, there were no discontinued operation activities or transactions.
Comparison of nine months ended September 30, 2006 to nine months ended September 30, 2005
Recovery/Restoration Services
Net Sales. Sales for the nine months ended September 30, 2006 was $63,399, compared to $20,557 for the nine months ended September 30, 2005. The sales increase from the same period in 2005 is due primarily to the inclusion of Fireline sales as a result of the Fireline acquisition, effective July 1, 2006, as well as the Company’s increased revenues from HSR of Louisiana, associated with the reconstruction efforts in New Orleans.
Costs of Sales. Costs of sales for the nine months ended September 30, 2006 were $31,377, compared to $9,802 for the nine months ended September 30, 2005. The increase in the total costs of sales from the same period in 2005 is due to the inclusion of Fireline costs as a result of the acquisition of Fireline, effective July 1,2006, and HSR of Louisiana’s costs associated with the reconstruction efforts in New Orleans. Costs of sales as a percentage of sales for the nine months ended September 30, 2006 and 2005 were 49.5% and 47.7%, respectively. Gross margins were higher in 2005 due to the storm-related recovery work for hurricanes Rita and Katrina, which traditionally generates higher margins than rebuilding work.
Selling, General and Administrative Expenses. SG&A expenses were $8,940 for the nine months ended September 30, 2006, compared to $4,839 for the nine months ended September 30, 2005. This represents an increase of $4,270 from the same period in 2005, primarily due to the Fireline acquisition, effective July 1, 2006, and the added costs for support and infrastructure of HSR of Louisiana. SG&A expenses as a percentage of sales for the nine months ended September 30, 2006 and 2005 were 14.1% and 23.5%, respectively. The Company also increased its reserve and allowances associated with its accounts receivable.

Rebuilding/Remodeling
Net Sales. The revenue for the nine months ended September 30, 2006 from continuing operations was $29,111, compared to $20,514 for the nine months ended September 30, 2005. The increase from the same period in 2005 is due to an increase in Southern Exposure sales. The increase is also due to the acquisition of Marble Man and Fiber Seal of LA in 2006.
Costs of Sales. Costs of sales for the nine months ended September 30, 2006 from continuing operations were $18,793 compared to $12,656 for the nine months ended September 30, 2005. The increase in total costs of sales from the same period in 2005 is due to an increase in Southern Exposure sales. Segment costs of sales as a percentage of sales for the nine months ended September 30, 2006 and 2005 was 64.5% and 61.7%, respectively.
Selling, General and Administrative Expenses. SG&A expenses from continuing operations for the nine months ended September 30, 2006 were $5,623 compared to $3,848 for the nine months ended September 30, 2005. Segment SG&A expenses increased from the same period in 2005, primarily due to the expansion of operational support and sales growth and the expansion of Cornerstone into new markets to service additional Home Depot locations as well as increased transportation costs associated with fuel increases. Segment SG&A as a percentage of segment sales for the nine months ended September 30, 2006 and 2005 were 19.3% and 18.8%, respectively.
Corporate
Selling, General and Administrative Expenses. Corporate SG&A were $4,596 for the nine months ended September 30, 2006, compared to $2,699 for the nine months ended September 30, 2005. The increase from the same period in 2005 is due to increased legal and professional fees and consulting fees of $923, board of director compensation of $386, increased supporting staff costs of 131, marketing expenses of $73 and investor relations expenses of $67. The Company also incurred expenses of $221 related to its assessment of internal controls as required by the Section 404 of the Sarbanes-Oxley Act. Corporate SG&A for the nine months ended September 30, 2006 and 2005 as a percentage of total sales were 5.0% and 6.6%, respectively.
Other Income (Expense). Interest expense was $836 for the nine months ended September 30, 2006, compared to $1,399 for the nine months ended September 30, 2005. The decrease in interest expense is related to the amortization of debt discount of $460 in the nine months ended September 30, 2005.
Income Taxes. Income tax expense was $8,057 for the nine months ended September 30, 2006 compared to $480 for the nine months ended September 30, 2005. In 2005, the Company utilized its net operating loss tax carry forward provision to offset 2005 federal taxable income, resulting in a reduction in taxes.
Discontinued Operations. During the year ended December 31, 2005, the Company’s management committed to a plan to dispose of certain assets and liabilities of the building and remodeling division of Cornerstone. The disposal allowed the Company to focus on supporting higher net profit margin opportunities. In March of 2006 the Company sold the building and remodeling division of Cornerstone, which was acquired in the Cornerstone acquisition. As a result of the sale, its operations have been reclassified to discontinued operations. The Company recognized a gain on discontinued operations during this period of $1,741, net of tax, including a pre-tax gain of $3,177. Net sales from discontinued operations for the nine months ended September 30, 2006 were $514 as compared to $4,722 for the nine months ended September 30, 2005. For the nine months ended September 30, 2006 and 2005 cost of sales were $675 and $3,190, respectively, and selling, general and administrative expenses were $317 and $1,800, respectively.
Liquidity and Capital Resources
The Company’s existing capital resources as of September 30, 2006, consist of cash and accounts receivable totaling $67,151, compared to cash and accounts receivable of $28,810 as of December 31, 2005. The increase in the accounts receivable is due primarily to the acquisition of Fireline, effective July 1, 2006 as well as increased revenues for the reconstruction of New Orleans and other hurricane-affected areas. In addition, the hurricane disaster recovery work has increased the amounts due from government agencies or entities owned by the U.S. Government, primarily FEMA and state-owned or controlled entities. While we have a history of recovering amounts related to work performed for the government, the current circumstances increase the uncertainties in estimating the amounts we will actually recover under existing contracts for work we have already performed. If our estimated amounts recoverable on these projects differ from the amounts ultimately collected, those differences will be recognized as income or loss and our earnings and cash flows could be materially impacted. The Company believes that its current financing arrangements are sufficient to finance its working capital needs for the next twelve months. However, continued implementation of the Company’s strategic plan of expanding our core service offerings through the future acquisition of strategic, specialized, profitable and well-managed companies will require additional capital.

In November 2006, the Company entered into a new $60,000 credit facility with a consortium of financial institutions experienced in providing credit to construction companies. The new facility, which replaces the Company’s previous $10,000 line of credit, was obtained to support the Company’s working capital requirements and reduce the Company’s overall borrowing costs. The Company has committed to provide Associated with a $15 million working capital line of credit to be used for operations. The new facility was used to finance acquisition debt and support future working capital needs of the Company. See Note 10 – Subsequent Events – to the unaudited consolidated financial statements included in this report for additional information regarding the new credit facility.
During the nine months ended September 30, 2006, the Company used net cash from operating activities of $13,771, including net income of $15,675. The Company’s investing activities used net cash of $11,816 primarily due to Fireline acquisition costs and purchases of property and equipment. Cash provided by investing activities include repayments of notes receivable, net of issuances and acquisition costs, net of cash received.
The Company’s net cash from financing activities of $23,096 was primarily due to proceeds from the exercises of warrants and options, borrowings on the line of credit and excess tax benefits from option exercises. Cash flow outlays were for principal payments on long-term debt and capital leases and distributions to a minority stockholder.
Contractual Obligations
During the first quarter 2006, the Company entered into a Master Services Agreement with a recovery/restoration contractor to provide stand-by and mobilization services beginning January 2006. Contracted work is inclusive of emergency response remediation abatement and construction of both residential and commercial projects. The Company is required to perform all work in accordance with the plans and specifications identified by the contractor and to furnish labor, materials, equipment and supplies in such quantities and schedule such hours as will be necessary to accomplish the work. If the contractor elects to cease or postpone its projects, the contractor may terminate the contract by written notice. There has been no activity related to this agreement during the nine months ended September 30, 2006.
On May 24, 2006, the Company entered into an exclusive agreement with a modular housing sales agent to provide installation services for modular housing in New Orleans and surrounding areas. In connection with the agreement, the Company agreed to loan the sales agent up to $800 under a promissory note. See Note 4 – Notes Receivable – to the unaudited consolidated financial statements contained in this report for additional information regarding the transaction.
The following table presents our contractual obligations as of September 30, 2006:

	Payments Due by Period
		Less than	1 – 3	4 – 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Capital lease obligations	$889	$174	$399	$316	$—
Notes payable and lines of credit	46,771	45,946	775	50	—
Operating leases	1,377	701	608	49	19

Total	$49,037	$46,821	$1,782	$415	$19

We believe that, for the nine month period ended September 30, 2006, inflation has not had a material effect on our operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Pursuant to the instructions to Item 305(c) of Regulations S-K, quantitative and qualitative disclosures about material risk is not required until after the first fiscal year end in which Item 305 is applicable, and thus, such information is not included.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of September 30, 2006 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission (“the SEC”), such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
PART II
OTHER INFORMATION
(Dollars and shares in thousands, except for per share data)
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s 10-Q for the quarterly period ended June 30 ,2006, filed with the SEC on August 14, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
No unregistered securities were issued by the Company in the three months ended September 30, 2006, other than such transactions as have already been reported on one or more current reports on Form 8-K filed with the SEC.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other information
Listing on Nasdaq
On July 17, 2006, the Company commenced trading of its common stock on The NASDAQ Global Market (“Nasdaq”). The move to NASDAQ, which was a voluntary decision made by the Company, is expected to benefit the Company and its stockholders. In connection with the listing and registration of its common stock on Nasdaq, the Company voluntarily delisted its common stock from the American Stock Exchange, on which the Company’s common stock was listed prior to Nasdaq.
Board Compensation (numbers in thousands, except per share data)
On July 26, 2006, based upon the recommendation of the compensation committee, the board of the Company adopted a compensation plan for its directors for service during the period from June 1, 2006 through May 31, 2008 (the “Board Compensation Plan”). The Board Compensation Plan provides that each board member shall receive a quarterly cash retainer payment equal to $5 for each fiscal quarter during which such Board Member serves as such during the compensation period. each Board Member who serves as the chairman of a committee of the Board shall receive a cash retainer payment equal to $0.6 for each fiscal quarter during which the committee chairman serves in such capacity during the compensation period. Further, each board member who attends any meeting of the board or any meeting of a committee of the board receives a payment of $1.0 and reimbursement of expenses related to such attendance.

The Board Compensation Plan further provides that each board member serving during the compensation period shall receive for each year of service, a grant of share purchase rights exercisable for 20 shares of the company’s common stock under the Company’s 2001 Stock Plan at an exercise price of $-0- per share. The stock purchase rights are subject to continuing performance of services and any board member who does not serve for the entire compensation period forfeits any unvested shares. The shares are also subject to a lock-up agreement, pursuant to which each board member agrees that not to sell or transfer the shares until (i) after December 31, 2006, with respect to 10 of the first grant of 20 shares received, (ii) after December 31, 2007, with respect to the remaining 10 of the first grant of 20 shares received, (iii) after December 31, 2007, with respect to 10 of the second grant of 20 shares received, and (iv) after December 31, 2008, with respect to the remaining 10 of the second grant of 20 shares received. In connection with the grant of stock purchase rights, the board members entered into restricted stock purchase agreements with the Company.
The Board Compensation Plan and the form of restricted stock purchase agreement are attached as exhibits to this report.
Executive Compensation
On September 8, 2006, the Company entered into amended and restated employment agreements with Frank J. Fradella, its Chief Executive Officer, Rick J. O’Brien, its Chief Operating Officer and President, and Jeffrey M. Mattich, its Senior Vice President and Chief Financial Officer. The terms of the Employment Agreements, which are identical in substance other than the compensation payable to each Executive under his respective Employment Agreement, were approved by the Compensation Committee and the independent members of the Board of Directors of Home Solutions. See the Company’s current report on Form 8-K filed with the SEC on September 14, 2006, for further information with respect to the employment agreements.
Associated Acquisition
On October 26, 2006, HSR of Louisiana acquired Associated, a general contractor operating in Louisiana and Mississippi engaged in providing construction and rebuilding services for commercial and residential properties. See Note 10 – Subsequent Events for additional information regarding the Associated acquisition, the text of which is incorporated into this Item 5 by reference..
Credit Facility
In November 2006, the Company entered into a new $60,000 credit facility with a consortium of financial institutions experienced in providing credit to construction companies. The new facility, which replaces the Company’s previous $10,000 line of credit, was obtained to support the Company’s working capital requirements and reduce the Company’s overall borrowing costs. See Note 10 – Subsequent Events for additional information regarding the new credit facility, the text of which is incorporated into this Item 5 by reference.
Item 6. Exhibits
2.1	Stock Purchase Agreement among Fireline Restoration, Inc., Brian Marshall and Home Solutions of America, Inc. dated July 31, 2006 (effective July 1, 2006); (filed with the SEC on August 4, 2006 as Exhibit 2.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

2.2	Agreement and Plan of Merger among Home Solutions of America, Inc., Home Solutions Restoration of Louisiana, Inc., Associated Contractors II, LLC, Stephen Scott Sewell, William Aaron Bennett, William E. Edwards, William J. Bennett and BNOB Construction Services, LLC, dated as of October 26, 2006 (filed with the SEC on November 1, 2006 as Exhibit 2.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference)..

3.1	Certificate of Incorporation of the Company, as restated on July 31, 2001 (filed with the SEC on July 9, 2001 as Exhibit A to the Company’s Information Statement on Schedule 14C and incorporated herein by reference).

3.2	Certificate of Amendment to the Certificate of Incorporation of Nextgen Communications Corporation, changing the corporation’s name to “Home Solutions of America, Inc.”, as filed with the Secretary of State of Delaware on December 23, 2002 (filed with the SEC on December 22, 2002 as Exhibit A to the Company’s Information Statement on Schedule 14C and incorporated herein by reference).

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Home Solutions of America, Inc. as filed with the Delaware Secretary of State on June 16, 2006 (filed with the SEC on July 14, 2006 as Exhibit 3.3 to the Company’s Registration Statement on Form 8-A and incorporated herein by reference).

3.4	Amended and Restated Bylaws of the Company, as amended on April 4, 2006 (filed with the SEC on May 15, 2006 as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q and incorporated herein by reference).

4.1	Warrant Certificate issued by Home Solutions of America, Inc. to Stephen Scott Sewell, William Aaron Bennett, William E. Edwards, William J. Bennett and BNOB Construction Services, LLC, dated as of October 26, 2006 (filed with the SEC on November 1, 2006 as Exhibit 2.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.1	Form of Restricted Stock Purchase Agreement between Home Solutions of America, Inc. and its Directors. +

10.2	Board Compensation Plan. +

10.3	Promissory Note issued by Home Solutions of America, Inc. to Brian Marshall in the principal amount of $21,650,000, dated as of July 1, 2006 (the effective date) (filed with the SEC on August 4, 2006 as Exhibit 10.01 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.4	Employment Agreement among Home Solutions of America, Inc., Fireline Restoration, Inc. and Brian Marshall dated as of July 1, 2006 (the effective date) (filed with the SEC on August 4, 2006 as Exhibit 10.02 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.5	Amended and Restated Employment Agreement between Home Solutions of America, Inc. and Frank J. Fradella dated September 8, 2006) (filed with the SEC on September 14, 2006 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.6	Amended and Restated Employment Agreement between Home Solutions of America, Inc. and Rick J. O’Brien dated September 8, 2006 ) (filed with the SEC on September 14, 2006 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.7	Amended and Restated Employment Agreement between Home Solutions of America, Inc. and Jeffrey M. Mattich dated September 8, 2006 ) (filed with the SEC on September 14, 2006 as Exhibit 10.3 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.8	Executive Employment Agreement by and among Home Solutions Restoration of Louisiana, Inc., Home Solutions of America, Inc. and Stephen Scott Sewell, dated as of October 26, 2006 (filed with the SEC on November 1, 2006 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.9	Credit Agreement among Home Solutions of America, Inc., Texas Capital Bank, National Association, Amegy Bank, N.A., Bank of Oklahoma, NA, and Compass Bank, dated as of November 1, 2006 (filed with the SEC on November 7, 2006 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.10	Promissory Note Revolving Credit Commitment issued by Home Solutions of America, Inc., to the order of Texas Capital Bank, National Association in the principal amount of $22,500,000.00 dated November 1, 2006 (filed with the SEC on November 7, 2006 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference)..

10.11	Promissory Note Revolving Credit Commitment issued by Home Solutions of America, Inc., to the order of Amegy Bank, N.A. in the principal amount of $11,250,000.00 dated November 1, 2006. (filed with the SEC on November 7, 2006 as Exhibit 10.3 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.12	Promissory Note Revolving Credit Commitment issued by Home Solutions of America, Inc., to the order of Bank of Oklahoma, NA in the principal amount of $3,748,500.00 dated November 1, 2006 (filed with the SEC on November 7, 2006 as Exhibit 10.4 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.13	Promissory Note Revolving Credit Commitment issued by Home Solutions of America, Inc., to the order of Compass Bank in the principal amount of $7,501,500.00 dated November 1, 2006 (filed with the SEC on November 7, 2006 as Exhibit 10.5 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.14	Promissory Note Term Loan Commitment issued by Home Solutions of America, Inc., to the order of Texas Capital Bank, National Association in the principal amount of $7,500,000.00 dated November 1, 2006 (filed with the SEC on November 7, 2006 as Exhibit 10.6 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.15	Promissory Note Term Loan Commitment issued by Home Solutions of America, Inc., to the order of Amegy Bank, N. A. in the principal amount of $3,750,000.00 dated November 1, 2006 (filed with the SEC on November 7, 2006 as Exhibit 10.7 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.16	Promissory Note Term Loan Commitment issued by Home Solutions of America, Inc., to the order of Bank of Oklahoma, NA in the principal amount of $1,251,500.00 dated November 1, 2006 (filed with the SEC on November 7, 2006 as Exhibit 10.8 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.17	Promissory Note Term Loan Commitment issued by Home Solutions of America, Inc., to the order of Compass Bank in the principal amount of $2,498,500.00 dated November 1, 2006 (filed with the SEC on November 7, 2006 as Exhibit 10.9 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.18	Pledge and Security Agreement among Home Solutions of America, Inc., Cornerstone Marble & Granite, Inc., Fiber-Seal Systems, L.P., Fireline Restoration, Inc., Home Solutions Restoration of Louisiana, Inc., P.W. Stephens, Inc., Southern Exposure Unlimited of Florida, Inc., S.E. Tops of Florida, Inc., FSS Holding Corp. and Southern Exposure Holdings, Inc. for the benefit of Texas Capital Bank, National Association, dated November 1, 2006 (filed with the SEC on November 7, 2006 as Exhibit 10.10 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.19	Guaranty Agreement among Cornerstone Marble & Granite, Inc., Fiber-Seal Systems, L.P., Home Solutions Restoration of Louisiana, Inc., P.W. Stephens, Inc., Southern Exposure Unlimited of Florida, Inc., S.E. Tops of Florida, Inc., FSS Holding Corp., Southern Exposure Holdings, Inc. and Fireline Restoration, Inc., for the benefit of Texas Capital Bank, National Association, dated November 1, 2006 (filed with the SEC on November 7, 2006 as Exhibit 10.11 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certifications. +

32.1	Section 1350 Certifications. +

+	Filed herewith.

Signatures
          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME SOLUTIONS OF AMERICA, INC.

Registrant

November 14, 2006	/s/ Frank J. Fradella

Frank J. Fradella
Chairman and Chief Executive Officer

November 14, 2006	/s/ Jeffrey M. Mattich

Jeffrey M. Mattich
Chief Financial Officer