Form 10-K
period 2006-12-31
HOME SOLUTIONS OF AMERICA INC
filed 2007-03-19
CIK 855424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
for the fiscal year ended December 31, 2006
Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
for the transition period from                      to
Commission File Number: 001-31711
HOME SOLUTIONS OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

Delaware	99-0273889
(State of incorporation)	(I.R.S. Employer Identification No.)
1500 Dragon Street, Suite B Dallas, TX 75207
(Address of principal executive offices)
(214) 623-8446
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: None
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
          Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $41,262,108
          The number of shares outstanding of the registrant’s common stock, $.001 par value per share, as of March 16, 2007 was 47,322,683
DOCUMENTS INCORPORATED BY REFERENCE
Proxy statement for the 2007 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A, is incorporated by reference in Part III to the extent described therein.

FORM 10-K
December 31, 2006

PART I
ITEM 1. BUSINESS
Overview
Home Solutions of America, Inc. (referred to herein as “we,” “us,” “our,” “Home Solutions,” or the “Company”), a Delaware corporation, is a provider of restoration, construction and interior services to commercial and residential areas that are (i) prone to flooding, hurricanes, tornados, fires or other naturally occurring and repetitive weather related emergencies, and/or (ii) experiencing robust commercial or residential development. With operations in the South, Gulf Coast regions and California, we believe that the Company is well positioned to capitalize on the growing demand for our suite of restoration, construction and interior services. We seek to expand our core service offerings through the future acquisition of strategic, specialized, profitable and well-managed companies operating in our target markets and business segments with a proven history of internal growth.
Company History; Acquisitions
The Company was incorporated in Delaware on January 8, 1998, for the purpose of serving as the successor corporation of EIF Holdings, Inc., a Hawaii corporation, pursuant to a reincorporation merger that was completed in June 1998. During 1999 and most of 2000, the Company, then named U.S. Industrial Services, Inc., operated through its wholly-owned subsidiaries as a multi-state service company specializing in industrial cleaning services, including soil and groundwater remediation, and hazardous material management and clean up.
From February 2002 until November 2002, the Company, then named Nextgen Communications, had no significant operations.
In September 2002, we adopted a new corporate strategy of acquiring or generating projects that focus on providing specialty residential services to homeowners. In November 2002, the Company closed its first acquisition as part of this strategy, acquiring PW Stephens, Inc. (“PWS”), a provider of indoor air contaminates removal services for homeowners in California. PWS has a twenty-year operating history of providing indoor air contaminate removal services for residential and light commercial clients.
In December 2002, in connection with the implementation of our residential services strategy, our stockholders approved a change of our corporate name to Home Solutions of America, Inc.
In July 2003, Home Solutions closed the acquisition of Fiber Seal Systems, L.P. (“FSS”), a provider of cleaning and fabric protection services based in Dallas, Texas. FSS provides cleaning and fabric protection services through both company-owned and over 40 licensed locations across the United States.
In December 2003, Home Solutions closed the acquisition of Southern Exposure Unlimited of Florida, Inc. (“Southern Exposure”) and related companies, a provider of cabinet and countertop installation services to homebuilders and homeowners throughout southwestern Florida.
On March 31, 2005, Home Solutions acquired Cornerstone Building and Remodeling, Inc. (“Cornerstone”). Cornerstone, which has headquarters in Fort Myers, Florida, near the headquarters of the Company’s Southern Exposure subsidiaries, is engaged in the business of installing custom marble and granite countertops.
On September 27, 2005, our wholly owned subsidiary, Home Solutions Restoration of Louisiana, Inc. (“HSR of Louisiana”) acquired substantially all of the assets of Florida Environmental Remediation Services, Inc., (“FERS”), a restoration company operating in Florida, Louisiana and Mississippi. This acquisition represented the Company’s entrance into the commercial restoration services market.
On July 31, 2006, the Company consummated the acquisition of Fireline Restoration, Inc. (“Fireline”), a privately held provider of recovery and restoration services throughout Florida, Louisiana and Mississippi, pursuant to a purchase agreement entered into among Fireline, the owner of Fireline and the Company, which was effective July 1, 2006. On October 26, 2006, HSR of Louisiana acquired Associated Contractors LLC (“Associated”), a general contractor operating in Louisiana and Mississippi engaged in providing construction and rebuilding services for commercial and residential properties.
Home Solutions’ business plan is to contribute to its growth strategy with additional acquisitions in the future.

Business Segments
Our business consists of two integrated business segments: (i) restoration and construction services and (ii) interior services. For financial information relating to our business segments, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”
Restoration and Construction Services
Home Solutions is an emerging restoration and construction services company, offering diversified general contracting, restoration, construction management and design-build services to private clients and public agencies throughout the southern United States and California. We have established a strong reputation within our markets by executing significant projects on time and within budget while adhering to strict quality control measures. We offer general contracting, preconstruction planning and comprehensive project management services, including planning, scheduling and providing the manpower, equipment, materials and subcontractors required for a project. A portion of our work requires surety bonding and the Company has surety bonding agreements with various institutions to meet its bonding needs. We also serve as the subcontractor on several projects in the same markets.
The Company’s restoration services include catastrophic storm response, clean up and removal of debris, initial set up services in an impacted area (including power, lodging, sustenance and training), water mitigation, drying, dehumidification and preparing affected areas for the next stage of restoration and rebuilding. We have trained employees who provide onsite first response to respond to fire, water and weather-related emergencies in our target markets to both commercial and residential clients. These services are primarily provided through our wholly-owned subsidiaries, Fireline, which we acquired effective July 1, 2006 pursuant to an acquisition closed on July 31, 2006, and HSR of Louisiana, which commenced operations in September 2005 in connection with the acquisition of substantially all the assets of FERS. HSR of Louisiana purchased Associated in October 2006 to expand its business development and general contracting capabilities. Our restoration services are currently provided in the areas of Florida, Louisiana, Mississippi, Alabama, Georgia, South Carolina, Texas and California.
Our restoration services include servicing the next stage of the project after the initial clean up and catastrophic storm response. Restoration services presently include water, fire and wind restoration, mold remediation, contents restoration, air decontamination, asbestos and lead paint removal, cleaning, drying, and deodorization of carpet and furniture and moving and storage services. Fireline, which specializes in disaster recovery services and insurance estimates and repairs for commercial, industrial and residential properties, is certified in multiple aspects of the restoration industry, including smoke, fire, water and mold. Fireline is licensed as a general contractor in Florida and offers full interior and exterior restoration and reconstruction services. Restoration business segment services are also provided through PWS and FSS, two of our wholly-owned subsidiaries. PWS provides water and fire restoration services, air decontamination and removal of mold, asbestos and lead paint in California and, to a lesser extent, in Florida, and FSS provides cleaning, drying and deodorization of carpet and furniture as well as moving and storage services in 24 states and the District of Columbia.
The following details the types of restoration and construction services we provide:
•	Recovery: Our recovery services include providing initial set up services in an impacted area (including power, lodging, and training) and then providing the drying, dehumidification, cleanup and removal of debris from commercial and residential areas to prepare the areas for the next stage of restoration. We provide these services on an hourly rate to our commercial and residential clients, both as a contractor and as a subcontractor to customers providing additional services in these markets.

•	Fire and Water Damage Restoration: We provide trained employees to respond to fire, water and weather-related emergencies, to inspect structural members and contents damaged by water, to determine the likelihood or extent of mold growth and to provide immediate cleaning, drying, moving, storage and deodorization, among other services.

•	Construction: The Company’s construction services include providing services to a number of high growth companies and specialized building markets, including hospitality and gaming, insurance, education and healthcare markets. We believe our success in construction services results from our proven ability to manage and perform meaningful, complex projects while providing accurate budgeting and strict quality control. Although price is a key competitive factor, we believe our strong reputation, long-standing customer relationships and significant level of repeat and referral business have enabled us to achieve our leading position.

•	Indoor Air Contamination: Through PWS, we provide indoor air contamination services, including contamination from mold, asbestos and lead paint. With increased media attention regarding the health threat of mold, fewer insurance options and property transfers at risk, current market conditions have created significant demand for mold inspections, certifications and remediation services. These services consist of property and system inspections, surface and air testing, project design, microbial removal, light interior demolition, repair and specialized cleaning work. Home inspections and testing can range from $200 to $800 per inspection. For the typical mold-contaminated house, a remediation project can last approximately one week and cost $10,000 or more. Customer opportunities are developed through a regional sales force as well as through referrals by real estate firms, insurance adjusters, mortgage companies, attorneys and nationally-branded retailers. The Company believes it can use its industry experience to give efficacy to its processes and provide homeowners with quality assurance.

•	Cleaning and Fabric Protection: Through FSS, we provide fabric protection services to protect furniture, carpet and draperies from stains and daily wear through both Company-owned locations and over forty licensed locations. This niche market is primarily targeted at above-average income homeowners with an average job of approximately $400. We also provide air duct cleaning services to remove particulate (organic and inorganic) material, which can cause allergic reactions and is often the breeding ground for many types of mold, from heating and air conditioning systems.
Interior Services
Through our wholly-owned subsidiaries, Southern Exposure and Cornerstone, we offer cabinet and countertop installation services. Southern Exposure manufactures and installs a high-end product line of cabinets and countertops. Our position in this market was strengthened in March 2005 through the acquisition of Cornerstone, which installs custom marble and granite countertops for residential customers. Currently, we manufacture cabinets and install cabinets and kitchen countertops for Centex Corporation (“Centex”), one of the largest homebuilders in the nation, in its southwest Florida market. We also install granite countertops for Home Depot, Inc. (“Home Depot”) in Florida, Georgia, Alabama and South Carolina. The Home Depot contract may be terminated at any time upon notice to us. Furthermore, Home Depot is not obligated to use our services under these contracts. We have no contract with Centex, and Centex is not obligated to buy our products or use our services. We also have granite fabrication and installation operations in Southern California which services the residential and multi-family markets.
Backlog
We include restoration and construction projects in our backlog at such time as a contract is awarded or a firm letter of commitment is obtained and funding is in place. As a result, the backlog figures are firm, subject only to the cancellation provisions contained in the various contracts. As of December 31, 2006, construction backlog was approximately $40,000, as compared to $0 as of December 31, 2005.
Competition
The restoration and construction industry and the interior services industry are highly competitive and the markets in which we compete have numerous and often larger companies that provide similar services. In certain end markets there are competitors with significantly greater capabilities and resources. In our restoration and construction segment, we compete with a variety of national and regional contractors. We believe price, experience, reputation, responsiveness, customer relationships, project completion track record and quality of work are key factors in customers awarding contracts across our end markets.
Growth Strategy
Our growth strategy is to target markets that are (i) prone to flooding, hurricanes, tornados, fires or other naturally occurring and repetitive weather emergencies, and/or (ii) experiencing robust housing development, and penetrate these markets through internal growth of our existing operating subsidiaries and a well-executed acquisition program to expand the Company’s service offerings. During 2005 we implemented our initiative to expand into the hardest hit areas of the 2005 hurricane season by forming HSR of Louisiana and acquiring substantially all of the assets of FERS in September of 2005. Initially, the services provided by these operations will involve the drying, dehumidifying, clean up and removal of debris at many of the disaster-affected locations prior to commencing Restoration and Construction services. We expect the Restoration, Construction and rebuilding effort associated with the 2005 hurricanes to happen in stages and last between two and five years. The Company plans to take advantage of the opportunity to service these areas through each stage with each of its restoration, construction and interior services offerings.
We also see the opportunity to further capitalize on the robust growth in housing in our target markets through the Company’s relationship with Centex as well as with the expansion of our relationships with retailers including Home Depot.
Regulatory Matters
Portions of our operations, particularly our restoration and construction business segment, are highly regulated and subject to a variety of federal and state laws, including environmental laws, which require that we obtain various licenses, permits and approvals. We must obtain and maintain various federal, state and local governmental licenses, permits and approvals in order to provide our services. We believe we are in material compliance with all applicable licensing and similar regulatory requirements. However, there is no assurance that we can maintain our licenses or registrations in the states in which we currently do business, or that we can obtain licenses or registrations required by any states in which we may desire to expand our business.

Employees
As of December 31, 2006, we had an aggregate of 458 employees, including leased employees. The Company utilizes an employee leasing company to provide services such as screening, U.S. citizenship verification, workers compensation and payroll administration. None of these employees are represented by collective bargaining agreements.
Corporate Information
Home Solutions of America, Inc. is a Delaware corporation with principal executive offices located at 1500 Dragon Street, Suite B, Dallas, Texas 75207. Our website address is www.hsoacorp.com. We make available on our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to such reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (“SEC”).
ITEM 1A. RISK FACTORS
We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether or to what extent any of such risks may be realized, nor are there any assurances that the Company has identified all possible risks that might arise. Our revenues are derived from specialty restoration, construction and interior services products and services. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. Some of these risks are set forth below.
Unless otherwise indicated, all numbers (except per share amounts) presented under this Item 1A are stated in thousands.
Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.
We did not begin operations of our current business concept until November 2002. We have a limited operating history in our current combined form, which makes it difficult to evaluate our business on the basis of historical operations. The revenues from two of our operating subsidiaries, Fireline and HSR of Louisiana, which account for a significant portion of our revenue for fiscal year 2006, were the result of acquisitions that we closed in October 2006, July 2006 and September 2005. As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data. Reliance on the historical results of our acquisition targets may not be representative of the results we will achieve, particularly in our combined form. Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses. If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.
Our results of operations have not been consistent, and we may not be able to maintain profitability.
We incurred a consolidated net loss of ($702) for the year ended December 31, 2003, yet we achieved a consolidated net profit of $2,563 for the year ended December 31, 2004, a net profit of $7,185 for the year ended December 31, 2005 and a net profit of $17,898 for the year ended December 31, 2006. Our management believes that our current business plan will be successful and that we will continue to maintain and grow profitability; however, our business plan is speculative and unproven. Although our revenues grew substantially due to our growth strategy and we achieved a profit in fiscal years 2004, 2005 and 2006, there is no assurance that we will be successful in executing our business plan or, even if we successfully implement our business plan, that we will sustain profitability now or in the future. If we incur significant operating losses, our stock price may decline, perhaps significantly.
Our business depends on the demand for restoration, construction and interior services, and if the demand for those services decreases, our revenues could decline.
Our business depends upon the demand for the services that we provide, which include restoration, construction and interior services that we provide to residential home owners and commercial properties. Because of our significant emphasis on the construction and reconstruction of residential and commercial properties, we would be adversely affected by any slowdown in the growth of, or reduction in demand for, these services. Demand for our restoration services is event-based and depends upon the frequency and intensity of natural disasters and the type and scope of damage to properties. Additionally, demand for our services depends on numerous other factors, including: the amount and growth of household income; the financial condition of the end user of our services, and whether an insurance policy or reimbursement from the federal or state government is available to pay the cost of our services; changes in mortgage rates and decreases in housing growth in markets where the Company operates; and general economic conditions.
If demand for the services that we provide decreases, then we may experience a decline in sales resulting in decreased profits. If demand for our services decreases and our management fails to implement appropriate adjustments, then our profitability could suffer and the price of our common stock could decline.

A significant portion of our interior services business segment is dependent upon relationships with two customers.
Our interior services business segment currently consists of the manufacture and installation of custom kitchen cabinets and the installation of kitchen countertops. These products and services are offered to residential customers primarily through a furnish and installation contract with Home Depot, and through a relationship with Centex. The Home Depot contract may be terminated by Home Depot at any time upon notice to us. Furthermore, Home Depot is not obligated to use our services under this contract. We have no contract with Centex, and Centex is not obligated to buy our products or use our services. If Home Depot terminates its contract with us, or if Home Depot or Centex choose not to buy our products or use our services, we would experience an immediate detrimental impact on our interior services business segment, resulting in a material adverse effect on our results of operations.
We intend to engage in acquisitions as part of our growth strategy, which will consume resources and may be unsuccessful or unprofitable.
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
We expect that we will need to raise additional funds to pursue our growth strategy, and these funds may not be available when we need them.
We believe that we will need to raise additional monies in order to fund our growth strategy and implement our business plan. Specifically, we expect that we will need to raise additional funds in order to pursue rapid expansion, develop new or enhanced services and products, and acquire complementary businesses or assets. Additionally, we may need funds to respond to unanticipated events that require us to make additional investments in our business. There can be no assurance that additional financing will be available when needed on favorable terms, or at all. If these funds are not available when we need them, then we may need to change our business strategy and reduce our targeted rate of growth.
We must effectively manage the growth of our operations, or our results of operations will suffer.
Our ability to successfully implement our business plan requires an effective planning and management process. If funding is available, we intend to increase the scope of our operations and acquire complementary businesses. Implementing our business plan will require significant additional funding and resources. If we are successful in growing our operations, we will need to hire additional employees and make significant capital investments. As we continue to grow our operations, it may place a significant strain on our management and our resources. As a result of our recent growth and any continued growth, we will need to improve our financial and managerial controls and reporting systems and procedures, and we will need to expand, train and manage our workforce. Any failure to manage any of the foregoing areas efficiently and effectively could cause our results of operations to suffer.
We face competition from numerous sources and competition may increase, leading to a decline in revenues.
We compete primarily with well-established companies, many of which we believe have greater resources than Home Solutions. We believe that barriers to entry in our restoration and construction services and interior services business segments are not significant and start-up costs are relatively low, so our competition may increase in the future. New competitors may be able to launch new businesses similar to ours, and current competitors may replicate our business model, at a relatively low cost. If competitors with significantly greater resources than ours decide to replicate our business model, they may be able to quickly gain recognition and acceptance of their business methods and products through marketing and promotion. We may not have the resources to compete effectively with current or future competitors. If we are unable to effectively compete, we will lose sales to our competitors and our revenues will decline.
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
Portions of our operations, particularly our restoration and construction services business segment, are highly regulated and subject to a variety of federal and state laws, including environmental laws which require that we obtain various licenses, permits and approvals. We must obtain and maintain various federal, state and local governmental licenses, permits and approvals in order to provide our services. We may not be successful in obtaining or maintaining any necessary license, permit or approval. Further, as we seek to expand our operations into new markets, regulatory and licensing requirements may delay our entry into new markets, or make entry into new markets cost-prohibitive. We cannot assure you that we will be able to obtain or, once obtained, maintain our licenses or registrations in any states where we are required to be licensed or registered to operate our business. Our activities in states where necessary licenses or registrations are not available could be curtailed pending processing of an application, and we may be required to cease operating in states where we do not have valid licenses or registrations. We could also become subject to civil or criminal penalties for operating without required licenses or registrations. These costs may be substantial and may materially impair our prospects, business, financial condition and results of operations.
If the Company fails to maintain adequate insurance, our financial results could be negatively impacted.
We carry standard general liability insurance in amounts determined to be reasonable by our management. We are also covered through standard worker’s compensation insurance against claims by our employees for injuries and other conditions contacted while on the job. Although we believe we are adequately insured, if we fail to adequately assess our insurance needs or if a significant amount of claims are made by workers or others, there can be no assurance that the amount of such claims will not exceed our available insurance, resulting in a material negative impact on our financial results. This could have an adverse impact on the price of our common stock.
We are heavily dependent on our senior management, and a loss of a member of our senior management team could cause our stock price to suffer.
If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals, including our Chief Executive Officer and Chief Financial Officer. We cannot guarantee that we will be successful in retaining the services of these or other key personnel. If we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.
Our inability to hire, train and retain qualified employees could cause our financial condition to suffer.
The success of our business is highly dependent upon our ability to hire, train and retain qualified employees. We face competition from other employers for laborers, and the availability of labor is limited, particularly in areas serviced by our Restoration and Construction Services segment. We must offer a competitive employment package in order to hire and retain employees, and any increase in competition for labor may require us to increase wages or benefits in order to maintain a sufficient work force, resulting in higher operation costs. Additionally, we must successfully train our employees in order to provide high-quality services. In the event of high turnover or a labor shortage, we may experience difficulty in providing consistent high-quality services, which could adversely affect our results of operations.
We have identified 18 material weaknesses in our internal control over financial reporting and cannot assure you that additional material weaknesses will not be identified in the future. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal control over financial reporting.
     We have identified several material weaknesses in our internal control over financial reporting as discussed in Item 9A.

     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
     As a result, we cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.
We may be unable to pay our debts when due, which could materially impact our profitability and our stock price.
Historically we have incurred debt in order to pursue our acquisition strategy, and we will likely incur additional debt in the future as we continue to implement our business plan, which involves engaging in strategic acquisitions. There is no guarantee that revenues from operations will be sufficient to pay our debts as they become due. We may need to attract new investors or lenders in order to refinance existing debt or incur new debt, and we may not be successful in doing so. Even if we are able to attract new investors or lenders or otherwise obtain additional financing, we could still suffer financial hardships if unexpected expenses arise or if revenues fail to meet our expectations. If we fail to obtain financing or attract other investors, our results of operations may suffer, which could result in a decline in the price of our common stock.
SPECIFIC RISKS RELATED TO RESTORATION AND CONSTRUCTION SERVICES
Our subsidiaries Fireline and HSR of Louisiana are involved in providing restoration and construction services to disaster-ravaged areas and the southern United States. Our management has identified certain risks which it believes relate specifically to our restoration and construction services segment, which are set forth below.
The need for restoration services is unpredictable and depends upon the nature and extent of weather-related emergencies.
Our restoration services are significantly impacted by the frequency and intensity of weather-related emergencies, which causes the results of this segment of our business to fluctuate. Historically, the nature and frequency of weather-related emergencies has fluctuated between periods of relative calm, as compared to periods with weather-related events of greater frequency or intensity. In a period with few weather-related emergencies or in which weather-related emergencies cause comparatively less damage, we expect our revenues from this business segment to decline. Although emergencies and disasters will always occur, we cannot predict the frequency of occurrence, where they will occur and the extent of damage that will result. All of these factors impact the need for restoration and construction services. If the need for restoration services decline, our results of operations could suffer.
If we fail to win contracts that are ultimately reimbursable by insurers and federal, state and local governments, it may impede our ability to grow our restoration services segment.
The end users of our restoration services currently consist primarily of large commercial businesses and homeowners that have the funds and resources to begin recovery of their properties that have been damaged in natural disasters. We believe that individuals and smaller commercial businesses who have experienced damage or destruction to their homes and properties, but do not have the resources to respond immediately, will rely upon insurance companies and federal, state and local governments to assist them in repairing their properties. We pursue bids on recovery services contracts, the costs of which are likely to be reimbursed by insurance agencies and government branches and agencies. Some of our competitors may have better resources than we do or may have long standing relationships that will place us at a competitive disadvantage in winning contracts that are ultimately reimbursable by insurance or government funds. If we are unsuccessful in obtaining contracts that are reimbursable by insurance and government funds, it may impede the ability of our restoration and construction services segment to continue to grow, which could result in a reduction in revenues and a decline in the price of our common stock.
If insurance proceeds and federal funds are not available to our customers, then our revenues may decline, and the demand for our restoration and construction services may decline.
There is no assurance that any particular contract for our restoration and construction services segment will ultimately be paid by insurance or reimbursed by government funds. If insurance proceeds or federal funds are not available to reimburse customers for our restoration and construction services, then our current customers may delay or forego payment on current projects, and potential new customers may delay projects until funds are available, or decide not to rebuild. If a lack of insurance proceeds or federal funds causes a delay in payment or a failure to pay one or more individual material contracts, or a significant aggregate amount of smaller contracts, then our revenues could decline, perhaps significantly. Furthermore, overall demand for recovery services could decrease, resulting in decreased demand for our services and a decrease in our revenues.

RISKS RELATED TO OUR COMMON STOCK
Our common stock could be delisted from the NASDAQ if we do not comply with the NASDAQ continued listing standards.
We have only been listed on NASDAQ since July 2006, and prior to that, we were on the American Stock Exchange from June 2003 through July 2006. To maintain our listing, we must meet NASDAQ’s continued listing standards. If our common stock was delisted from the NASDAQ for any reason, it would reduce our liquidity and could seriously reduce the value of our common stock, reduce our ability to raise additional financing, limit our use of equity instruments to satisfy outstanding obligations, and limit our ability to attract qualified employees. Any or all of these factors could result in stockholders losing a portion or all of their investment in the Company.
Because of our low stock price, we may become subject to “penny stock” regulations, which place restrictions on the trading of our common stock.
The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5 per share, subject to certain exemptions. Our trading price has historically ranged from $1 to $3 per share in the fiscal years ended December 31, 2003 and December 31, 2004, and from $1 to $6 in the fiscal year ended December 31, 2005, although our common stock traded generally at prices above $5 per share in fiscal 2006. Regardless of our current trading price, we are currently exempt from complying with the SEC’s penny stock regulations because our common stock is listed for trading on NASDAQ. However, we could become subject to the penny stock regulations if we are delisted from NASDAQ or if the SEC expands the coverage of its penny stock regulations so that NASDAQ listing is no longer an exemption. The penny stock regulations provide that unless an exemption is available, a penny stock transaction must be preceded by the delivery of a disclosure schedule explaining the penny stock market and its risks. In addition, under these regulations broker/dealers who recommend penny stocks to persons other than established customers and certain accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to the proposed transaction prior to the sale. If we become subject to penny stock regulations, it would be more difficult for investors to purchase or sell our common stock due to the additional restrictions imposed by those regulations, which could reduce our stock price.
Effects of anti-takeover provisions could inhibit potential investors or delay or prevent a change of control that may favor stockholders.
Some of the provisions of our certificate of incorporation, our bylaws and Delaware law could, together or separately:
•	discourage potential acquisition proposals;

•	delay or prevent a change in control; and

•	limit the price that investors might be willing to pay in the future for shares of our common stock.
In particular, our board of directors is authorized to issue preferred stock and debt instruments with rights and privileges that might be senior to our common stock, without the consent of the holders of the common stock. The issuance of preferred stock and debt instruments could cause the price of our common stock to decline, even if our business is doing well.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
In October 2002, the Company purchased an office building at 11850 Jones Road, Houston, Texas, that served as its corporate offices, consisting of approximately 8,000 square feet of office space. In May 2004, the Company moved its corporate headquarters to Dallas, Texas and currently leases an office building co-located with FSS consisting of approximately 6,000 square feet. The lease agreement for this property expires in 2011. The Company currently has the Houston, Texas building and land listed for sale and is actively marketing the property.
PWS leases an office building used as its headquarters in Huntington Beach, California and has additional offices in Fremont, El Cajon, and Corona California. These lease agreements for these properties expire in 2007 to 2008.

Southern Exposure leases an office building used as its headquarters in Fort Myers, Florida. The lease agreement for this property expires in 2007.
Cornerstone leases an office building used as its headquarters in Fort Myers, Florida on a month-to-month basis with a 60-day notice provision. Cornerstone leases an additional office in Tampa, Florida. The Tampa lease expires in 2009.
HSR of Louisiana leases an office building used as its headquarters in Mandeville, Louisiana and leases a Florida office in Fort Lauderdale. The lease agreements for these properties expire in 2008 and 2009.
Fireline leases an office building used as its headquarters in Tampa, Florida. Fireline also leases office in St. Rose, Louisiana and Vero Beach, Florida. The lease agreements for these properties expire in 2007 to 2008.
ITEM 3. LEGAL PROCEEDINGS
The nature and scope of the Company’s business operations bring it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject the Company to potential litigation, which are defended in the normal course of business.
On June 20, 2006, a class action lawsuit was filed in the United States District Court for the Northern District of Texas. Home Solutions and the Chief Executive Officer, President and Chief Financial Officer of Home Solutions are named as defendants in that action. The complaint alleges claims against Home Solutions and such officers for violations of the Securities Act of 1934. The complaint alleges that the defendants disseminated false and misleading information to the public which misrepresented the accuracy of the Company’s financial condition and future revenue prospects. The complaint further alleges that the effect of the purported fraud was to manipulate Home Solution’s stock price so that the defendants could profit from the manipulation. The action seeks damages in an unspecified amount. The Company intends to vigorously defend the action.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
PART II
(All dollar and share amounts presented in Part II, except per share data, are stated in thousands)
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Prices
The common stock of the Company is traded on the NASDAQ Global Market and listed under the symbol “HSOA.” The following table sets forth, for the fiscal quarters indicated, the range of the high and low sales prices for the Company’s common stock as reported by the NASDAQ Global Market. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal Year ended December 31, 2006:	High	Low
Quarter ended December 31, 2006	$6.72	$4.92
Quarter ended September 30, 2006	7.27	4.50
Quarter ended June 30, 2006	13.20	6.17
Quarter ended March 31, 2006	7.20	4.55

Quarter ended December 31, 2005	$6.70	$4.36
Quarter ended September 30, 2005	5.29	1.32
Quarter ended June 30, 2005	1.67	1.26
Quarter ended March 31, 2005	1.69	1.47

Stockholders
As of March 15, 2007, the Company had approximately 133 record holders of its common stock, as reflected on the books of the Company’s transfer agent. A significant number of shares were held in street name and, as such, the Company believes that the actual number of beneficial owners is significantly higher.
Dividends
The Company has not established a policy to pay dividends, nor has it paid any dividends on its common stock to date. We plan to reinvest all profits in our business, and we do not anticipate that we will adopt any policy to pay dividends in the foreseeable future. Furthermore, the Company’s ability to pay dividends to holders of its common stock is restricted by the terms of certain financing arrangements. Any payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including restrictions imposed by the Company’s preferred stock then outstanding, the Company’s earnings, financial condition, capital requirements and debt covenants, and the tax treatment consequences of paying dividends.
Penny Stock
The Company’s common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock rule.” Section 15(g) sets for the certain requirements for transactions in penny stock, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines a penny stock to be any equity security that has a market price less than $5 per share, subject to certain exceptions. Regardless of our current trading price, we are currently exempt from complying with the SEC’s penny stock regulations because our Common Stock is listed for trading on NASDAQ. However, we could become subject to the penny stock regulations if we are delisted from NASDAQ or if the SEC expands the coverage of its penny stock regulations so that NASDAQ listing is no longer an exemption.
If the Company’s common stock is deemed to be penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. “Accredited investors” are persons with assets in excess of $1,000 or annual income exceeding $200 or $300 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt the rules require the delivery, prior to the first transaction of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information to the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in the Company’s Common Stock and may affect the ability of the Company’s stockholders to sell their shares.
Sale of Unregistered Securities
On July 31, 2006, the Company issued 4,000 shares of common stock valued at $22,148 to Brian Marshall, the former owner of Fireline, in partial consideration for the acquisition of Fireline.
On October 26, 2006, the Company issued 1,500 shares of common stock valued at $8,144 to the former owners of Associated, in partial consideration for the acquisition of Associated. Also on October 26, 2006, the Company issued to the former owners of Associated, warrants exercisable for up to 2,000 shares of common stock at an exercise price of $.01 per share that vest and become exercisable in increments of 100 shares for every $2,500 in earnings before interest, taxes, depreciation and amortization (“EBITDA”) in excess of $9,000 in EBITDA earned by the Associated division in the two-year period following the closing of the Associated acquisition.
On December 12, 2006 the Company issued 25 shares of common stock valued at $108 to a consultant in exchange for services rendered to the Company.

The securities were issued to accredited investors without public solicitation in accordance with the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and thus, were exempt from the registration requirements of the Securities Act.
Equity Compensation Plans
The following table summarizes as of December 31, 2006, the shares of common stock authorized for issuance under our equity compensation plans:
Equity Compensation Plan Information

	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
Plan Category	warrants and rights	warrants and rights	compensation plans

Equity compensation plans approved by security holders	1,897	$4.31	3,341
Equity compensation plans not approved by security holders	3,165	$4.50	—

Total	5,062		3,341
ITEM 6. SELECTED FINANCIAL DATA
Summary of Selected Financial Data (Unaudited)
(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
Revenues	$127,220	$68,135	$31,121	$13,996	$2,559
Earnings (loss) from Continuing Operations	$16,157	$8,630	$2,563	$(702)	$(230)
Net Earnings	$17,898	$7,185	$2,563	$(702)	$(477)
Stockholders’ Equity	$143,939	$75,605	$21,282	$14,751	$4,680
Net Earnings (loss) as a Percentage of Average Stockholders’ Equity	16.3%	14.8%	14.2%	(7.2%)	(10.1%)
Total Assets	$222,725	$88,667	$34,487	$33,298	$18,538
Deferred Income Tax Assets	$1,337	$793	$—	$—	$—
Total Long-term Obligations	$34,343	$1,638	$7,145	$5,487	$6,999

Per Common Share
Earnings (loss) from Continuing Operations Per Share – Basic	$0.40	$0.34	$0.11	$(0.06)	$(0.02)
Earnings (loss) from Continuing Operations Per Share – Diluted	$0.39	$0.30	$0.10	$(0.06)	$(0.02)
Net Earnings (loss) Per Share – Basic	$0.44	$0.28	$0.11	$(0.06)	$(0.05)
Net Earnings (loss) Per Share – Diluted	$0.43	$0.25	$0.10	$(0.06)	$(0.05)
Cash Dividends	$—	$—	$—	$—	$—

Average Shares Outstanding
Basic	41,039	23,210	16,393	11,837	9,709
Diluted	42,058	26,315	17,192	11,837	9,709

Stock Prices
High	$13.20	$6.70	$2.10	$3.45	$3.10
Low	$4.50	$1.26	$1.15	$1.52	$1.15

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Use of Estimates and Critical Accounting Policies
In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income (loss) from operations, and net income, as well as on the value of certain assets on our consolidated balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include allowance for doubtful accounts, recoverability of long-lived assets (including goodwill), revenue recognition, stock-based compensation, and deferred taxes. In addition, please refer to Note 1 to the accompanying financial statements for further discussion of our accounting policies.
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
Impairment of Long-Lived Assets
The Company’s management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management.
Goodwill
Goodwill represents the excess of acquisition cost over the net assets acquired in a business combination. Management reviews, on an annual basis, the carrying value of goodwill in order to determine whether impairment has occurred. Impairment is based on several factors including the Company’s projection of future undiscounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would adjust the carrying value of goodwill to its estimated fair value.
Deferred Taxes
We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income an ongoing tax planning strategies in assessing the amount needed for the valuation allowance.
Revenue Recognition
The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectibility is probable. Sales are recorded net of sales discounts.
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
Cornerstone recognized revenue from its building and remodeling jobs using the percentage of completion method for financial reporting purposes. Under the percentage of completion method, revenues with respect to individual contracts are recognized in the proportion that costs incurred to date bear to total estimated costs. Revenue and costs estimates are subject to revision during the terms of the contracts and any required adjustments are made in the periods in which the revisions become known. To the extent that these adjustments result in an increase, a reduction or an elimination of previously reported contract profit, we recognize a credit, or a charge against current earnings, which could be material. General and administrative costs are not allocated to contract costs and are charged to expense as incurred.

Fireline and Associated also recognize revenue from certain jobs using the percentage-of-completion method. Under the percentage of completion method, revenues with respect to individual contracts are recognized in the proportion that costs incurred to date bear to total estimated costs and progress towards completion. These estimates are dependent upon judgments including material costs and quantities, labor productivity, subcontractor performance and other costs. In addition, disputes on our projects can and sometimes do occur with our customers, subcontractors and equipment vendors that require significant judgment as to the ultimate resolution and may take an extended period of time to resolve. As projects are executed, estimates of total revenues and total costs at completion are refined and revised. These estimates change due to factors and events affection execution and often include estimates for resolution of disputes that may be settled in negotiations or through arbitration, mediation or other legal methods. The percentage-of-completion method requires that adjustments to estimated revenues and costs, including estimated claim recoveries, be recognized on a cumulative basis, when the adjustments are identified. When these adjustments are identified near or at the end of a project, the full impact of the change in estimate would be recognized as a change in the gross profit on the contract in that period. This can result in a material impact on our results for a single reporting period. General and administrative costs are not allocated to contract costs and are charged to expense as incurred.
     The business segment that used the percentage of completion method had revenues of $88,754, and operating income of $32,282 for the year. At December 31, 2006, the costs in excess of billings (asset) were $6,292, and the billings in excess of costs (liability) were $688. Should these accounts be written off, the Company would recognize a loss of approximately $5,604.
Stock-Based Compensation
The Company maintains two shareholder-approved stock-based incentive compensation plans that permit the issuance of equity-based compensation awards to employees, qualified consultants and directors, including stock options and stock purchase rights.
On January 1, 2006, the first day of the Company’s fiscal year 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transaction method. Under this transition method, compensation cost recognized in the year ended December 31, 2006, includes: (a) compensation cost for all share-based payments granted and not yet vested prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Since stock-based compensation expense recognized in the consolidated statements of income for the year ended December 31, 2006 is based on awards ultimately expected to vest, the compensation expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures to be 2% of the awards issued.
Prior to the adoption of SFAS No. 123(R), the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock Based Compensation. No stock-based employee compensation cost was recognized in the consolidated statements of income for the year ended December 31, 2005, as all options granted under the Stock Plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.
Our assessment of the estimated fair value of the stock options granted is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. We utilize the Black-Scholes model to estimate the fair value of stock options granted. Generally, our calculation of the fair value for options granted under SFAS No. 123(R) is similar to the calculation of fair value under SFAS No. 123 with the exception of the treatment of forfeitures. The fair value of stock purchase rights is based on the market price of our common stock on the grant date.
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
See Note 1 – Basis of Presentation and Summary of Significant Accounting Policies – to the consolidated financial statements contained in this report for additional information regarding our accounting policies for stock-based compensation.
Results of Operations – Year ended December 31, 2006 compared to year ended December 31, 2005
Net Sales
Restoration and Construction Services
The revenue for the year ended December 31, 2006 was $88,754 compared to $37,142 for the year ended December 31, 2005. The increase is primarily due to an increase in construction work for HSR of Louisiana and the acquisitions of Fireline and Associated during 2006. The majority of the work related to reconstruction projects in Florida and Louisiana as a result of post hurricane buildback.
Interior Services
The revenue for the year ended December 31, 2006 was $38,466 compared to $30,993 for the year ended December 31, 2005. The increase is due primarily to an increase in sales related to Southern Exposure of $3,573 and an increase in sales related to Marble Man, a subsidiary of PWS, of $2,257.
Costs of Sales
Restoration and Construction Services
Costs of sales for the year ended December 31, 2006 were $41,569 compared to $18,642 for the year ended December 31, 2005. Restoration and construction services cost of sales increased primarily due to the increase in construction work for HSR of Louisiana and the acquisitions of Fireline and Associated during 2006. Gross margins were 53% and 50% for the years ended December 31, 2006 and 2005, respectively.
Interior Services
Costs of sales for the year ended December 31, 2006 were $25,154 compared to $19,730 for the year ended December 31, 2005. The increase in total costs of sales is due to the increase in Southern Exposure’s cabinet and countertop sales and Marble Man sales. Gross margins were 35% and 40% for the years ended December 31, 2006 and 2005, respectively.
Selling, General and Administrative Expenses
Restoration and Construction Services
Selling, general and administrative expenses were $14,903 for the year ended December 31, 2006 compared to $6,642 for the year ended December 31, 2005. The increase of $8,261 from 2005 is due to the increase in construction work for HSR of Louisiana and the acquisitions of Fireline and Associated during 2006. Selling, general and administrative expenses as a percentage of revenues were 17% and 18% for the years ended December 31, 2006 and December 31, 2005, respectively.
Interior Services
Selling, general and administrative expenses were $7,720 for the year ended December 31, 2006 compared to $5,379 for the year ended December 31, 2005. This increase is due to an increase in sales for Southern Exposure and PWS. Selling, general and administrative expenses as a percentage of revenues were 20% and 17% for the year ended December 31, 2006 and December 31, 2005, respectively. The Cornerstone administrative costs are slightly higher than the Southern Exposure business because of the higher administrative cost to service residential customers and Cornerstone’s expansion to service additional Home Depot stores.
Corporate
Corporate general and administrative expenses were $7,262 for the year ended December 31, 2006 compared to $4,464 for the year ended December 31, 2005. The increase of $2,798 is due primarily to an increase in consulting, legal and professional fees of $824, salaries and bonus expenses of $496, board of directors’ compensation of $267, Sarbanes-Oxley audit-related costs of $675 and investor relations expenses of $101. Corporate expenses as a percentage of total revenues were 6% and 7% for the years ended December 31, 2006 and December 31, 2005, respectively.
Other Income (Expense)
Interest expense was $2,345 for the year ended December 31, 2006 compared to $3,351 for the year ended December 31, 2005. The decrease of $1,006 is primarily related to the mezzanine debt issue cost of $2,147 and the associated interest of $518 in 2005, offset by additional interest incurred during 2006 resulting from the addition of debt. Other income was $132 for the year ended December 31, 2006 compared to $97 in 2005. Interest income was $268 for the year ended

December 31, 2006 compared to $61 for the year ended December 31, 2005. The increase in interest income in 2006 is related to the interest earned on cash received from private placement proceeds in November 2005.
Discontinued Operations
During the year ended December 31, 2005, the Company’s management committed to a plan to dispose of certain assets and liabilities of the building and remodeling division of Cornerstone. The disposal allowed the Company to focus on supporting higher net profit margin opportunities. In March of 2006, the Company sold the building and remodeling division of Cornerstone, which was acquired in the Cornerstone acquisition. As a result of the sale, its operations were reclassified to discontinued operations. The Company recognized a gain on discontinued operations during this period of $1,741, net of tax, including a pre-tax gain of $2,698. Net sales from discontinued operations for the year ended December 31, 2006 were $514 as compared to $4,213 for the year ended December 31, 2005. For the year ended December 31, 2006 and 2005 cost of sales were $675 and $3,844, respectively, and selling, general and administrative expenses were $317 and $2,559, respectively.
Results of Operations – Year ended December 31, 2005 compared to year ended December 31, 2004
Net Sales
Restoration and Construction Services
The revenue for the year ended December 31, 2005 was $37,142 compared to $16,566 for the year ended December 31, 2004. The increase was primarily due to the HSR of Louisiana acquisition of the FERS assets effective September 1, 2005, which increased our volume of recovery work in the Southeastern United States. Sales of PWS and FSS increased $1,656 from 2004. In 2005, PWS continued recovery/restoration work from the 2004 hurricane season.
Interior Services
The revenue for the year ended December 31, 2005 was $30,993 compared to $14,555 for the year ended December 31, 2004. The increase was due primarily to the Cornerstone acquisition effective March 31, 2005. Southern Exposure sales increased $5,004 primarily due to increased product demand from its principal customer.
Costs of Sales
Restoration and Construction Services
Costs of sales for the year ended December 31, 2005 were $18,642 compared to $7,937 for the year ended December 31, 2004. Restoration and Construction Services total cost of sales increased primarily due to the HSR of Louisiana acquisition of the FERS assets effective December 31, 2005. Restoration and Construction gross margins were 50% and 48% for the years ended December 31, 2005 and 2004, respectively. The increase in cost of sales from 2004 is due primarily to higher costs of sales experienced for the recovery/restoration work performed by HSR of Louisiana in the Southeastern United States.
Interior Services
Costs of sales for the year ended December 31, 2005 were $19,730 compared to $8,781 for the year ended December 31, 2004. The increase in total costs of sales is due to the Cornerstone acquisition effective March 31, 2005 and the increase in Southern Exposure sales. Southern Exposure gross margins were 40% for the years ended December 31, 2005 and 2004.
Selling, General and Administrative Expenses
Restoration and Construction Services
Selling, general and administrative expenses were $6,642 for the year ended December 31, 2005 compared to $6,097 for the year ended December 31, 2004. The increase of $545 from 2004 is due primarily to the HSR of Louisiana acquisition of the FERS assets effective December 31, 2005. Selling, general and administrative expenses as a percentage of revenues were 18% and 37% for the years ended December 31, 2005 and December 31, 2004, respectively.
Interior Services
Selling, general and administrative expenses were $5,379 for the year ended December 31, 2005 compared to $2,140 for the year ended December 31, 2004. This increase is due to the Cornerstone acquisition effective March 31, 2005. Selling, general and administrative expenses as a percentage of revenues were 17% and 15% for the years ended December 31, 2005 and December 31, 2004, respectively. The Cornerstone administrative costs are slightly higher than the Southern Exposure business because of the higher administrative cost to service residential customers and Cornerstone’s expansion to additional Home Depot stores. The Company also made two small acquisitions in the first quarter of 2007.
Corporate
Corporate general and administrative expenses were $4,464 for the year ended December 31, 2005 compared to $2,119 for the year ended December 31, 2004. The increase of $2,345 is due primarily to the variable stock option expense of $952, increased salaries and payroll taxes of $1,000 and stock compensation expense of $257. Corporate expenses as a percentage of revenues were 7% and 7% for the year ended December 31, 2005 and December 31, 2004, respectively.
Other Income (Expense)
Interest expense was $3,351 for the year ended December 31, 2005 compared to $930 for the year ended December 31, 2004. The increase of $2,421 is primarily related to the mezzanine debt issue cost amortization of $1,791 and the associated interest of $518. Other income was $97 in 2005 compared to $224 in 2004. The year ended December 31, 2005 included a one time gain of $129 related to the forgiveness of debt. Interest income was $61 for the year ended December 31, 2005 compared to $38 for the year ended December 31, 2004. The increase in interest income in 2005 is related to the interest earned from the private placement proceeds received in November 2005.
Selected Quarterly Financial Information
The following table presents the Company’s unaudited quarterly statements of operations for each of the eight quarters in the two-year period ended December 31, 2006. The information in the table should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained elsewhere in this report. The underlying unaudited financial statements are prepared on the same basis as the audited consolidated financial statements included in this report, which include all adjustments, consisting only of normal recurring adjustments, that are considered necessary for the fair presentation of the Company’s financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future periods.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005	2006	2006	2006	2006
	(in thousands, except share and per share data)
Net sales	$9,337	$16,055	$20,376	$22,367	$19,280	$24,154	$49,077	$34,709
Cost of Sales	4,871	9,490	11,261	$12,750	9,332	12,781	28,058	$16,551

Gross profit	4,466	6,565	9,115	9,617	9,948	11,373	21,019	18,158
Selling, general and administrative expenses	2,927	4,705	5,642	$3,211	5,949	5,471	7,739	$10,725

Operating Income	1,539	1,860	3,473	6,406	3,999	5,902	13,280	7,433
Other income (expense), net	(243)	(404)	(573)	$(2,049)	14	45	(615)	$(1,372)

Income from continuing operations before income taxes and minority interest	1,296	1,456	2,900	4,357	4,013	5,947	12,665	6,061
Income tax (expense) benefit	(82)	(104)	(292)	$32	(1,413)	(2,246)	(4,389)	$(3,754)
Minority interest	(193)	(287)	(252)	$(201)	(258)	(208)	(192)	$(69)

Income before discontinued operations	1,021	1,065	2,356	4,188	2,342	3,493	8,084	2,238

Income (loss) from discontinued operations, net of taxes				(1,445)	781	975	—	$(15)

Net income	$1,021	$1,065	$2,356	$2,743	$3,123	$4,468	$8,084	$2,223

Net income available to common stockholders:
Basic	$842	$883	$1,994	$2,743	$3,123	$4,468	$8,084	$2,223
Diluted	$813	$883	$2,135	$2,743	$3,123	$4,468	$8,084	$2,223

Basic earnings per share:
Income from continuing operations	$0.05	$0.04	$0.08	$0.17	$0.07	$0.09	$0.19	$0.05
Income (loss) from discontinued operations, net of taxes	—	—	—	(0.06)	0.02	0.03	—	—

	$0.05	$0.04	$0.08	$0.11	$0.09	$0.12	$0.19	$0.05

Diluted earnings per share:
Income from continuing operations	$0.04	$0.04	$0.08	$0.14	$0.06	$0.09	$0.18	$0.05
Income (loss) from discontinued operations, net of taxes	—	—	—	(0.05)	0.02	0.02	—	—

	$0.04	$0.04	$0.08	$0.09	$0.08	$0.11	$0.18	$0.05

Weighted average number of common shares outstanding:
Basic	16,968	20,929	23,737	31,047	35,898	38,295	43,229	46,589
Diluted	18,990	22,464	27,833	35,713	40,702	40,594	45,181	47,504
Home Solutions’ business plan is to contribute to its growth strategy with acquisitions. During the period from March 31, 2005 to December 31, 2006, the Company has made several acquisitions and experienced internal growth of the existing operations. The table above includes the effective date of the each acquisition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to the consolidated financials included elsewhere in this Form 10K and in the Form 10K for 2005 for additional information on the acquisitions during the periods included in the table. Our management believes that our current business plan will be successful and that we will continue to maintain and grow profitability; however, our business plan is speculative and unproven. Although our revenues grew substantially due to our growth strategy and we achieved a profit in fiscal years 2004, 2005 and 2006, there is no assurance that we will be successful in executing our business plan or, even if we successfully implement our business plan, that we will sustain profitability now or in the future.
Liquidity and Capital Resources
The Company’s existing capital resources as of December 31, 2006, consist of cash and accounts receivable totaling $66,819, compared to cash and accounts receivable of $28,810 as of December 31, 2005. The increase in the accounts receivable is due primarily to the acquisitions of Fireline and Associated, in July 2006 and October 2006, respectively, as well as increased revenues for the reconstruction of New Orleans and other hurricane-affected areas. In addition, the hurricane disaster recovery work has increased the amounts due from government agencies or entities owned by the U.S. Government, primarily FEMA and state-owned or controlled entities. While we have a history of recovering amounts related to work performed for the government, the current circumstances increase the uncertainties in estimating the amounts we will actually recover under existing contracts for work we have already performed. If our estimated amounts recoverable on these projects differ from the amounts ultimately collected, those differences will be recognized as income or loss and our earnings and cash flows could be materially impacted. The Company believes that its current financing arrangements are sufficient to finance its working capital needs for the next twelve months. However, continued implementation of the Company’s strategic plan of expanding our core service offerings through the future acquisition of strategic, specialized, profitable and well-managed companies will require additional capital.
In November 2006, the Company entered into a new $60,000 credit facility with a consortium of financial institutions experienced in providing credit to construction companies. The new facility, which replaces the Company’s previous $10,000 line of credit, was obtained to support the Company’s working capital requirements and reduce the Company’s overall borrowing costs. The Company has committed to provide Associated with a $15,000 working capital line of credit to be used for construction projects, which is included in the $60,000 credit facility. The new facility was used to finance acquisition debt and support future working capital needs of the Company.
In June 2006 Southern Family Insurance (“Southern”) was placed in liquidation. Southern was the insurance carrier on Fireline’s two significant customers. At December 31, 2006, the Company had accounts receivable and recoverable costs from these customers aggregating approximately $25,829. In order to protect its interests the Company has filed a claim with the Florida Insurance Guarantee Association (“FIGA”). Southern was an admitted insurance carrier in Florida and state statutes insures the payment of valid claims by the FIGA. FIGA has certified the Company’s claims as valid. Should the Company be unable to collect the balances due, it may have to initiate legal action. Unpaid balances related to this receivable or any other account receivable balance acquired up to a maximum of $19,400 would reduce the payment due on the note payable to the seller described in Note 3. In addition, to the right of offset against the seller note, the Company has lien rights against the property in which the work related to the FIGA claim was performed. The Company estimates that the amounts collected will be between $24,000 and $30,000 and that any amounts not collected will be applied against the amounts due on the note payable to the seller.
During the year ended December 31, 2006, the Company used net cash from operating activities of $12,509, including net income of $17,898. The Company’s investing activities used net cash of $12,553 primarily due to Fireline acquisition costs and purchases of property and equipment. Cash provided by investing activities includes repayments of notes receivable, net of issuances and acquisition costs, net of cash received.
The Company’s net cash from financing activities of $25,550 was primarily due to proceeds from the exercises of warrants and options, borrowings on the line of credit and notes payable and excess tax benefits from option exercises. Cash flow outlays were for principal payments on long-term debt and capital leases and distributions to a minority stockholder.
Contractual Obligations
On May 24, 2006, the Company entered into an exclusive agreement with a modular housing sales agent to provide installation services for modular housing in New Orleans and surrounding areas. In connection with the agreement, the Company agreed to loan the sales agent up to $800 under a promissory note, which is secured by real estate and modular home units. See Note 4 – Notes Receivable – to the consolidated financial statements contained in this report for additional information regarding the transaction.
The following table presents our contractual obligations as of December 31, 2006:

	Payments Due by Period
		Less than	1 – 3	4 – 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Capital lease obligations	$1,183	$254	$501	$336	$92
Notes payable and lines of credit	50,375	26,816	23,442	117	—
Operating leases	1,565	848	511	203	3

Total	$53,123	$27,918	$24,454	$656	$95

Inflation
We believe that, for the year ended December 31, 2006, inflation has not had a material effect on our operations.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposure relates to changes in interest rates. We are not subject to any foreign currency exchange rate risk or commodity price risk, or any other material market rate or price risks. We use short-term debt financing and working capital primarily to fund short-term uses and acquisitions and generally expect to refinance such borrowings with cash from operating activities or long-term debt.
We had $50,100 of variable rate debt outstanding at December 31, 2006. The annual interest rate on the Term Loan and the Line of Credit is equal to the higher of (a) the prime rate of interest as quoted in the Wall Street Journal, less 25 basis points (0.25%) for periods prior to June 30, 2007, and less 50 basis points (0.50%) for periods after June 30, 2007, or (b) the federal funds rate, as published by the Federal Reserve Bank of New York, plus 25 basis points (0.25%) for periods prior to June 30, 2007. The interest rate on the seller note is calculated at prime rate. If the prime rate were higher by 1%, the interest expense would have increased by $152. Conversely, if the prime rate was lower by 1%, interest expense would have decreased by $152.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial Information

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Home Solutions of America, Inc.:

We have audited the accompanying consolidated balance sheets of Home Solutions of America, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Home Solutions of America, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based payments upon the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/ KMJ Corbin & Company LLP

Irvine, California
March 16, 2007

\

Home Solutions of America, Inc.
Consolidated Balance Sheets
(Dollars and shares in thousands, except per share data)

	December 31,	December 31,
	2006	2005
Assets
Current assets:
Cash	$8,713	$8,225
Accounts receivable, net	58,106	20,585
Current portion of notes receivable	703	361
Inventories	4,000	1,026
Current assets of discontinued operations held for sale	—	767
Prepaid expenses and other current assets	4,654	1,041
Costs in excess of billings	6,292	—
Deferred tax asset	1,337	—
Assets held for sale	—	840

Total current assets	83,805	32,845

Property and equipment, net	6,129	2,466
Intangibles, net	8,732	9,501
Goodwill	122,500	41,882
Notes receivable, net of current portion	750	525
Non-current assets of discontinued operations held for sale	—	391
Deferred tax asset	—	793
Other assets	809	264

	$222,725	$88,667

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$15,608	$6,267
Billings in excess of costs	688	—
Current portion of debt	26,816	3,382
Current portion of capital lease obligations	254	76
Current liabilities of discontinued operations held for sale	—	1,216

Total current liabilities	43,366	10,941

Long-term liabilities:
Debt, net of current portion	10,448	1,363
Non-current liabilities of discontinued operations held for sale	—	158
Line of credit	13,111
Capital lease obligations, net of current portion	929	117
Amounts due to seller	9,855	—
Deferred tax liabilities	890	—

Total liabilities	78,599	12,579

Minority interest	237	483

Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 100,000 shares authorized; 47,297 and 35,510 shares issued and outstanding, respectively	47	36
Additional paid-in capital	140,497	90,122
Retained earnings (accumulated deficit)	3,345	(14,553)

Total stockholders’ equity	143,889	75,605

	$222,725	$88,667

See Notes to Consolidated Financial Statements.

Home Solutions of America, Inc.
Consolidated Statements of Income
(Dollars and shares in thousands, except per share data)

	For the Years Ended December 31,
	2006	2005	2004
Net sales	$127,220	$68,135	$31,121

Costs and expenses
Cost of sales	66,722	38,372	16,718
Selling, general and administrative expenses	29,884	16,485	10,356

	96,606	54,857	27,074

Operating income	30,614	13,278	4,047

Other income (expense), net:
Gain (loss) on sale of assets	17	(76)	(17)
Interest income	268	61	38
Interest expense	(2,345)	(3,351)	(930)
Other income, net	132	97	224

Total other expense, net	(1,928)	(3,269)	(685)

Income from continuing operations before income taxes and minority interest	28,686	10,009	3,362

Income taxes	11,802	446	219
Minority interest	727	933	580

Income before discontinued operations	16,157	8,630	2,563

Income (loss) from discontinued operations, net of taxes	1,741	(1,445)	—

Net income	$17,898	$7,185	$2,563

Net income available to common shareholders:
Basic	$17,898	$6,461	$1,764

Diluted	$17,898	$6,461	$1,764

Basic earnings per share:
Income from continuing operations	$0.40	$0.34	$0.11
Income (loss) from discontinued operations, net of taxes	0.04	(0.06)	—

	$0.44	$0.28	$0.11

Diluted earnings per share:
Income from continuing operations	$0.39	$0.30	$0.10
Income (loss) from discontinued operations, net of taxes	0.04	(0.05)	—

	$0.43	$0.25	$0.10

Weighted average number of common shares outstanding:
Basic	41,039	23,210	16,393
Diluted	42,058	26,315	17,192
See Notes to Consolidated Financial Statements.

Home Solutions of America, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Years Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities
Net income	$17,898	$7,185	$2,563
Adjustments-
Depreciation and amortization	1,646	3,403	1,102
Minority interest in income of consolidated subsidiary	727	933	580
Provision for doubtful accounts	2,823	495	44
Gain on sale of assets	(17)	76	17
Stock-based compensation	1,433	952	113
Gain on extinguishment of debt	—	—	(129)
Gain on sale of discontinued operations	(3,177)	—	—
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(15,883)	(13,710)	(989)
Prepaid expenses and other current assets	(2,425)	(490)	(382)
Costs in excess of billings, net	(5,177)	—	—
Inventories	(729)	304	—
Other assets	(470)	(102)	135
Deferred taxes	(544)	(2,475)	—
Deferred tax liability	890	—	—
Accounts payable and accrued expenses	(9,504)	(852)	(344)
Due to a related party	—	(395)	24

Net cash provided by (used in) operating activities	(12,509)	(4,676)	2,734

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	—	—	45
Cash advanced under note receivable	(703)	—	—
Payments received on notes receivable	1,525	431	165
Costs incurred in acquisitions, net of cash acquired	(974)	—	(96)
Purchase of Southern Exposure, including acquisition costs	—	—	(4,951)
Cash acquired in FERS acquisition, net of acquisition costs	—	612	—
Purchase of Cornerstone, including acquisition costs	—	(2,171)	—
Purchases of property and equipment	(356)	(253)	(256)
Purchase of Fireline	(11,500)	—	—
Purchase of Marble Man, Inc.	(545)	—	—

Net cash used in investing activities	(12,553)	(1,381)	(5,093)

Cash Flows from Financing Activities
Proceeds from notes payable, net of cash issuance costs	14,201	8,579	3,778
Proceeds from notes payable to related party, net of payments	—	(750)	(250)
Principal payments on debt and capital leases	(9,057)	(24,581)	(4,754)
Proceeds from private placement of common stock, net of costs	—	24,547	—
Proceeds from preferred stock, net of cash issuance costs	—	—	2,878
Proceeds from line of credit, net of repayments	3,878	—	(519)
Excess tax benefit from options exercises	9,121	—	—
Proceeds from exercise of warrants and options	8,135	6,050	3
Distributions to minority stockholder	(973)	(691)	(377)
Proceeds received from disgorgement of profits	245	—	—

Net cash provided by financing activities	25,550	13,154	759

Net increase (decrease) in cash	488	7,097	(1,600)

Cash at beginning of year	8,225	1,128	2,728

Cash at end of year	$8,713	$8,225	$1,128

See Notes to Consolidated Financial Statements.

Home Solutions of America, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Years Ended December 31,
	2006	2005	2004
Cash paid for:
Interest	$1,693	$1,177	$534
Income taxes	$3,983	$2,418	$180

Supplemental schedule of non-cash investing and financing activities:
Issuance of stock for conversion of debt and accrued interest	$903	$3,850	$150
Fixed assets acquired through debt and capital lease obligations	$1,438	$137	$68
Conversion of preferred stock to common stock	$—	$2	$—
Preferred dividend accrual	$—	$137	$159
Fair value of warrants issued for debt private placement	$—	$1,294	$250
Reduction of notes payable for settlement of obligations	$—	$—	$189
Issuance of stock for acquisitions	$30,293	$4,236	$—
Issuance of notes payable for acquisition	$22,395	$12,600	$—
Issuance of stock for supply agreement	$—	$1,350	$—
Amortization of preferred stock issuance costs and beneficial conversion as preferred stock dividends	$—	$587	$640
Fair value of warrants issued in acquisitions	$—	$4,719	$595
Issuance of notes payable secured by note receivable	$—	$—	$1,482
Fair value of warrants issued in connection with preferred stock and beneficial conversion feature of preferred stock	$—	$—	$1,358
Shares and options/warrants issued for prepaid consulting	$108	$—	$158
Increase in goodwill due to adjustments to net assets acquired	$347	$—	$73
Inventory received for reduction of note receivable from Cornerstone	$2,125	$—	$—
Issuance of common stock for preferred dividends	$—	$209	$75
Increase in goodwill due to deferred tax liability	$—	$1,682	$—
Reclassification of assets held for sale to property and equipment	$840	$—	$—
Issuance of common stock for accrued expenses	$256	$—	$—
Amounts due to seller in acquisition	$9,855	$—	$—
See Notes to Consolidated Financial Statements.

Home Solutions of America, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

						(Accumulated
					Additional	Deficit)	Total
	Preferred Shares		Common Shares		Paid-in	Refined	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance, January 1, 2004	—	$—	14,164	$14	$37,515	$(22,778)	$14,751
Issuance of shares for services	—	—	150	—	158	—	158
Issuance of shares in lieu of dividends payable	—	—	60	—	75	—	75
Issuance of shares for exercise of warrants	—	—	293	1	2	—	3
Issuance of shares for officer bonus	—	—	85	—	113	—	113
Issuance of shares for SE acquisition	—	—	1,757	2	(2)	—	—
Issuance of shares for conversion of debt	—	—	111	—	150	—	150
Issuance of preferred stock, net of cash issuance costs	0.120	—	—	—	2,878	—	2,878
Estimated value of beneficial conversion feature from issuance of debt	—	—	—	—	155	—	155
Issuance of shares for conversion of Series A preferred stock	(0.012)	—	240	—	—	—	—
Amortize preferred stock issue and beneficial conversion cost	—	—	—	—	640	(640)	—
Preferred stock dividends payable	—	—	—	—	—	(159)	(159)
Estimated fair market value of warrants granted for proposed acquisition	—	—	—	—	595	—	595
Net Income	—	—	—	—	—	2,563	2,563

Balance, December 31, 2004	0.108	$—	16,860	$17	$42,279	$(21,014)	$21,282
Issuance of shares for services	—	—	50	—	68	—	68
Issuance of shares in lieu of dividends payable	—	—	156	—	209	—	209
Compensation expense related to variable stock option pricing	—	—	—	—	952	—	952
Estimated fair value of warrants earned by seller of FERS assets	—	—	—	—	4,719	—	4,719
Issuance of shares for exercise of warrants and options	—	—	5,346	5	6,045	—	6,050
Issuance of shares for supply agreement	—	—	1,000	1	1,349	—	1,350
Estimated fair value of warrants issued for debt private placement	—	—	—	—	1,294	—	1,294
Issuance of shares for Cornerstone acquisition	—	—	2,821	3	3,805	—	3,808
Issuance of shares for conversion of debt and interest payable	—	—	2,225	2	3,848	—	3,850
Amortization of preferred stock issue and beneficial conversion cost	—	—	—	—	587	(587)	—
Issuance of shares for FERS acquisition	—	—	175	1	427	—	428
Preferred stock dividends payable	—	—	—	—	—	(137)	(137)
Issuance of shares for conversion of Series A preferred stock	(0.068)	—	1,360	1	(1)	—	—
Issuance of shares for conversion of Series B preferred stock	(0.040)	—	667	1	(1)	—	—
Issuance of shares for private placement, net of costs	—	—	4,850	5	24,542	—	24,547
Net Income	—	—	—	—	—	7,185	7,185

Balance, December 31, 2005	—	$—	35,510	$36	$90,122	$(14,553)	$75,605
Issuance of shares for services	—	—	25	—	109	—	109
Issuance of shares for conversion of debt and interest payable	—	—	480	1	902	—	903
Disgorgement of profits	—	—	—	—	245	—	245
Issuance of shares for Fireline acquisition	—	—	4,000	4	22,144	—	22,148
Issuance of shares for Associated acquisition	—	—	1,500	1	8,144	—	8,145
Excess tax benefit on exercise of stock options	—	—	—	—	9,121	—	9,121
Stock-based compensation expense	—	—	—	—	840	—	840
Issuance of shares for exercise of warrants and options			5,567	5	8,130		8,135
Issuance of shares for Board of Directors stock grants	—	—	215	—	740	—	740
Net Income						17,898	17,898

Balance, December 31, 2006	—	$—	47,297	$47	$140,497	$3,345	$143,889

See Notes to Consolidated Financial Statements.

Home Solutions of America, Inc.
Notes to Consolidated Financial Statements
(Unless otherwise indicated, dollars and shares in thousands, except per share data)
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Company Description and Nature of Operations
Home Solutions of America, Inc. (“Home Solutions”, or “the Company”), a Delaware corporation, is a provider of restoration, construction and interior services to commercial and residential areas that are (i) prone to flooding, hurricanes, tornados, fires or other naturally occurring and repetitive weather related emergencies, and/or (ii) experiencing robust housing development. With operations in the South, Gulf Coast regions and California, the Company believes that it is well positioned to capitalize on the growing demand for our restoration and construction services and interior services business segments. The Company seeks to expand its core service offerings through the future acquisition of strategic, specialized, profitable and well-managed companies operating in its target markets and business segments with a proven history of internal growth.
The Company’s business consists of two integrated service offerings: (i) restoration and construction services and (ii) interior services. See Note 9 – Segment Reporting for additional segment information.
Restoration and Construction Services
Home Solutions is an emerging restoration and construction services company, offering diversified general contracting, restoration, construction management and design-build services to private clients and public agencies throughout the southern United States and California. We have established a strong reputation within our markets by executing significant projects on time and within budget while adhering to strict quality control measures. We offer general contracting, preconstruction planning and comprehensive project management services, including planning, scheduling and providing the manpower, equipment, materials and subcontractors required for a project. A portion of our work requires surety bonding and the Company has surety bonding agreements with various institutions to meet its bonding needs. We also serve as the subcontractor on several projects in the same markets.
The Company’s restoration services include catastrophic storm response, clean up and removal of debris, initial set up services in an impacted area (including power, lodging, sustenance and training), water mitigation, drying, dehumidification and preparing affected areas for the next stage of restoration and rebuilding. We have trained employees who provide onsite first response to respond to fire, water and weather-related emergencies in our target markets to both commercial and residential clients. These services are primarily provided through our wholly-owned subsidiaries, Fireline, which we acquired effective July 1, 2006 pursuant to an acquisition closed on July 31, 2006, and HSR of Louisiana, which commenced operations in September 2005 in connection with the acquisition of substantially all the assets of FERS. HSR of Louisiana purchased Associated in October 2006 to expand its business development and general contracting capabilities. Our restoration services are currently provided in the areas of Florida, Louisiana, Mississippi, Alabama, Georgia, South Carolina, Texas and California.
Our restoration services include servicing the next stage of the project after the initial clean up and catastrophic storm response. Restoration services presently include water, fire and wind restoration, mold remediation, contents restoration, air decontamination, asbestos and lead paint removal, cleaning, drying, and deodorization of carpet and furniture and moving and storage services. Fireline, which specializes in disaster recovery services and insurance estimates and repairs for commercial, industrial and residential properties, is certified in multiple aspects of the restoration industry, including smoke, fire, water and mold. Fireline is licensed as a general contractor in Florida and offers full interior and exterior restoration and reconstruction services in that state. Restoration business segment services are also provided through PWS and FSS, two of our wholly-owned subsidiaries. PWS provides water and fire restoration services, air decontamination and removal of mold, asbestos and lead paint in California and, to a lesser extent, in Florida, and FSS provides cleaning, drying and deodorization of carpet and furniture as well as moving and storage services in 24 states and the District of Columbia.
The following details the types of restoration and construction services we provide:
•	Recovery: Our recovery services include providing initial set up services in an impacted area (including power, lodging, and training) and then providing the drying, dehumidification, cleanup and removal of debris from commercial and residential areas to prepare the areas for the next stage of restoration. We provide these services on an hourly rate to our commercial and residential clients, both as a contractor and as a subcontractor to customers providing additional services in these markets.

•	Fire and Water Damage Restoration: We provide trained employees to respond to fire, water and weather-related emergencies, to inspect structural members and contents damaged by water, to determine the likelihood or extent of mold growth and to provide immediate cleaning, drying, moving, storage and deodorization, among other services.

•	Construction: The Company’s construction services include providing services to a number of high growth companies and specialized building markets, including hospitality and gaming, insurance, education and healthcare markets. We believe our success in construction services results from our proven ability to manage and perform meaningful, complex projects while providing accurate budgeting and strict quality control. Although price is a key competitive factor, we believe our strong reputation, long-standing customer relationships and significant level of repeat and referral business have enabled us to achieve our leading position.

•	Indoor Air Contamination: Through PWS, we provide indoor air contamination services, including contamination from mold, asbestos and lead paint. With increased media attention regarding the health threat of mold, fewer insurance options and property transfers at risk, current market conditions have created significant demand for mold inspections, certifications and remediation services. These services consist of property and system inspections, surface and air testing, project design, microbial removal, light interior demolition, repair and specialized cleaning work. Home inspections and testing can range from $200 to $800 per inspection. For the typical mold-contaminated house, a remediation project can last approximately one week and cost $10,000 or more. Customer opportunities are developed through a regional sales force as well as through referrals by real estate firms, insurance adjusters, mortgage companies, attorneys and nationally-branded retailers. The Company believes it can use its industry experience to give efficacy to its processes and provide homeowners with quality assurance.

•	Cleaning and Fabric Protection: Through FSS, we provide fabric protection services to protect furniture, carpet and draperies from stains and daily wear through both Company-owned locations and over forty licensed locations. This niche market is primarily targeted at above-average income homeowners with an average job of approximately $400. We also provide air duct cleaning services to remove particulate (organic and inorganic) material, which can cause allergic reactions and is often the breeding ground for many types of mold, from heating and air conditioning systems.
Interior Services
Through our wholly-owned subsidiaries, Southern Exposure and Cornerstone, we offer cabinet and countertop installation services. Southern Exposure manufactures and installs a high-end product line of cabinets and countertops. Our position in this market was strengthened in March 2005 through the acquisition of Cornerstone, which installs custom marble and granite countertops for residential customers. Currently, we manufacture cabinets and install cabinets and kitchen countertops for Centex Corporation (“Centex”), one of the largest homebuilders in the nation, in its southwest Florida market. We also install granite countertops for Home Depot, Inc. (“Home Depot”) in Florida, Georgia, Alabama and South Carolina. The Home Depot contract may be terminated at any time upon notice to us. Furthermore, Home Depot is not obligated to use our services under these contracts. We have no contract with Centex, and Centex is not obligated to buy our products or use our services. We also have granite fabrication and installation operations in Southern California which services the residential and multi-family markets.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Home Solutions and its wholly and 50% owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The minority owner’s interest in a subsidiary has been reflected as minority interest in the accompanying consolidated balance sheets.
Fair Value of Financial Instruments
The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America. For certain of the Company’s financial instruments, including cash, accounts receivable, note receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The fair values of long-term debt and capital lease obligations approximate their carrying values due to their short-term maturities or their generally variable interest rate terms.
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

Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and receivables. The Company places its cash with financial institutions and may exceed the Federal Deposit Insurance Corporation (“FDIC”) $100 insurance limit. At December 31, 2006, the Company had approximately $7,317 in these accounts in excess of the FDIC insurance limits.
The Company offers its services predominately in the states of California, Texas, Louisiana and Florida, and it extends credit based on an evaluation of a customer’s financial condition, generally without collateral. Exposure to losses on accounts receivable is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, if required. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.
Two customers accounted for approximately 10% and 12% of total sales for the year ended December 31, 2006. One customer accounted for approximately 42% of accounts receivable as of December 31, 2006. In 2005 two customers accounted for approximately 17% and 23% of total sales for the year and one customer accounted for approximately 52% of accounts receivable. In 2004, one customer accounted for approximately 28% of total sales.
In June 2006 Southern Family Insurance (“Southern”) was placed in liquidation. Southern was the insurance carrier on Fireline’s two significant customers. At December 31, 2006, the Company had accounts receivable and recoverable costs from these customers aggregating approximately $25,829. In order to protect its interests the Company has filed a claim with the Florida Insurance Guarantee Association (“FIGA”). Southern was an admitted insurance carrier in Florida and state statutes insures the payment of valid claims by the FIGA. FIGA has certified the Company’s claims as valid. Should the Company be unable to collect the balances due, it may have to initiate legal action. Unpaid balances related to this receivable or any other account receivable balance acquired up to a maximum of $19,400 would reduce the payment due on the note payable to the seller described in Note 3. In addition, to the right of offset against the seller note, the Company has lien rights against the property in which the work related to the FIGA claim was performed. The Company estimates that the amounts collected will be between $24,000 and $30,000 and that any amounts not collected will be applied against the amounts due on the note payable to the seller.
Property and Equipment
Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to 20 years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful life or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of income.
Long-Lived Assets
The Company’s management assesses the recoverability of its long-lived assets upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At December 31, 2006 and 2005, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.
Inventories
Inventories consist almost entirely of granite slabs and are valued at the lower of cost or market. As part of the valuation process, excess and slow-moving inventories are reduced to their estimated net realizable value.
Intangibles
Identifiable intangibles acquired in connection with business acquisitions accounted for under the purchase method are recorded at their respective fair values. The Company is amortizing the identifiable intangibles over their estimated useful lives, ranging from six to twenty years. Intangibles consist of the following at December 31, 2006:

		Estimated Useful
	Balance	Life (Years)
Trade name	$4,540	15
Customer list	4,100	15
Supply agreement	1,350	20
Non –compete	441	6

	10,431
Accumulated amortization	(1,699)

	$8,732

Amortization expense totaled $769, $626 and $216 for the years ended December 31, 2006, 2005 and 2004 respectively. The estimated amortization for the next five years is as follows:

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
The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2006 are as follows: (see Note 3 – Acquisitions and Disposals):

Balance as of December 31, 2004	$19,853
Goodwill acquired during the year ended December 31, 2005	22,029

Balance as of December 31, 2005	41,882
Goodwill acquired during the year ended December 31, 2006	80,271
Goodwill adjustment related to the FERS net assets acquired	347

Balance as of December 31, 2006	$122,500

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
Cornerstone recognized revenue from its building and remodeling jobs using the percentage of completion method for financial reporting purposes. Under the percentage of completion method, revenues with respect to individual contracts are recognized in the proportion that costs incurred to date bear to total estimated costs. Revenue and costs estimates are subject to revision during the terms of the contracts and any required adjustments are made in the periods in which the revisions become known. To the extent that these adjustments result in an increase, a reduction or an elimination of previously reported contract profit, we recognize a credit, or a charge against current earnings, which could be material. General and administrative costs are not allocated to contract costs and are charged to expense as incurred. The portion of the business that used the percentage of completion method had revenues of approximately $4,200 and a net loss (after tax benefit) of $1,400. At December 31, 2005, the costs in excess of billings (asset) were $337, and the billings in excess of costs (liability) were $287. During the year ended Dec 31, 2006, the Company disposed of this division (see Note 3).
Fireline and Associated also recognize revenue from certain jobs using the percentage-of-completion method. Under the percentage of completion method, revenues with respect to individual contracts are recognized in the proportion that costs incurred to date bear to total estimated costs and progress towards completion. These estimates are dependent upon judgments including material costs and quantities, labor productivity, subcontractor performance and other costs. In addition, disputes on our projects can and sometimes do occur with our customers, subcontractors and equipment vendors that require significant judgment as to the ultimate resolution and may take an extended period of time to resolve. As projects are executed, estimates of total revenues and total costs at completion are refined and revised. These estimates change due to factors and events affecting execution and often include estimates for resolution of disputes that may be settled in negotiations or through arbitration, mediation or other legal methods. The percentage-of-completion method requires that adjustments to estimated revenues and costs, including estimated claim recoveries, be recognized on a cumulative basis, when the adjustments are identified. When these adjustments are identified near or at the end of a project, the full impact of the change in estimate would be recognized as a change in the gross profit on the contract in that period. This can result in a material impact on our results for a single reporting period. General and administrative costs are not allocated to contract costs and are charged to expense as incurred.
     The business segment that used the percentage of completion method had revenues of $88,754, and operating income of $32,282 for the year. At December 31, 2006, the costs in excess of billings (asset) were $6,292, and the billings in excess of costs (liability) were $688. Should these accounts be written off, the Company would recognize a loss of approximately $5,604
Costs in Excess of Billings
Uncompleted contracts at December 31, 2006 were as follows:

Costs incurred on uncompleted contracts	$28,641
Estimated earnings	13,707

42,348
Billings to date	(36,744)

$5,604

Costs in excess of billings	$6,292
Billings in excess of costs	(688)

$5,604

Stock-Based Compensation
At December 31, 2006, the Company maintained two shareholder-approved stock-based incentive compensation plans that permit the issuance of equity-based compensation awards to employees, qualified consultants and directors, including stock options and stock purchase rights. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock Based Compensation. During the year ended December 31, 2005 and 2004, compensation expense of $952 and $0, respectively was recognized in the accompanying consolidated statements of income for options issued to employees below market value or for variable-priced options pursuant to APB No. 25.
On January 1, 2006, the first day of the Company’s fiscal year 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted and not yet vested prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Since stock-based compensation expense recognized in the consolidated statements of income for the year ended December 31, 2006 is based on awards ultimately expected to vest, the compensation expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the year ended December 31, 2006 of approximately 2% was based on historical forfeiture experience and estimated future employee forfeitures. In the Company’s proforma information required under SFAS No. 123(R) for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
The Company calculates stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. The Company’s determination of fair value of share-based payment awards is made as of their respective dates of grant using that option pricing model and is affected by the Company’s stock price as well as a number of subjective assumptions. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company’s options. Although the fair value of the Company’s options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost is recognized on a straight-line basis over the vesting period of the options.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) to be classified as financing cash flows. The $9,121 excess tax benefit classified as a financing cash inflow during the year ended December 31, 2006, would have been classified as an operating cash inflow if the Company had continued to account for its share-based payments under APB No. 25.
For the year ended December 31, 2006, the Company recognized compensation cost of $840, which is included in selling, general and administrative expenses in the accompanying consolidated statements of income, as a result of the adoption of SFAS No. 123(R). The effect of the change in applying the provisions of SFAS No. 123(R) resulted in changing income from continuing operations, income before taxes, net income and basic and diluted earnings per share for the year ended December 31, 2006 as follows:

	For the Year Ended
	December 31, 2006
	SFAS 123R	APB 25
Income from continuing operations before income taxes and minority interest	$28,686	$26,418

Net income	$17,898	$16,537

Basic income per share	$0.44	$0.40

Diluted income per share	$0.43	$0.39

The following table illustrates the effect on net income and net income per share for the years ended December 31, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock plans. For purposes of this pro forma disclosure, the fair value of the options is estimated using the Black Scholes option-pricing model and amortized on a straight-line basis to expense over the options’ vesting period:

	For the Year Ended December 31,
	2005	2004
Net income, as reported	$7,185	$2,563
Add: Share-based employee compensation expense included in net income, net of related tax effects, as reported	581	—
Deduct: Share-based employee compensation expense determined under the fair value method, net of related tax tax effects – pro forma	(1,546)	(970)

Net income – pro forma	$6,220	$1,593

Net income per common share, as reported
Basic	$0.28	$0.11

Diluted	$0.25	$0.10

Net income per common share, proforma
Basic	$0.24	$0.10

Diluted	$0.21	$0.09

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
A summary of the shares reserved for grant and awards available for grant under each Stock Plan is as follows:

	December 31, 2006
	Shares Reserved	Awards Available
	for Grant	for Grant
1998 Stock Plan	3,500	393
2001 Stock Plan	6,500	2,948

	10,000	3,341
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
The fair value of each stock-based award is estimated on the grant date using the Black Scholes option-pricing model. Expected volatilities are based on the historical volatility of the Company’s stock price. The expected term of options granted subsequent to the adoption of SFAS No. 123(R) is derived using the simplified method as defined in the SEC’s SAB No. 107, Implementation of FASB 123R. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. The fair value of options granted was estimated using the following weighted-average assumptions:

	For the Year Ended December 31,
	2006	2005	2004
Expected term (in years)	6.5	5	3
Expected volatility	77%	65%	57%
Risk-free interest rate	4.6%	3.5%	1.6%
Dividend yield	—	—	—
A summary of activity under the Stock Plans and changes during the years ended December 31, 2004, 2005 and 2006 is presented below:

		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2003	2,500	1.59
Granted	2,025	1.69
Cancelled/forfeited	(68)	1.05
Exercised	—

Outstanding at December 31, 2004	4,457	1.64
Granted	1,079	2.88
Cancelled/forfeited	(5)	1.50
Exercised	(800)	1.16

Outstanding at December 31, 2005	4,731	$0.86
Granted	1,120	4.76
Cancelled/forfeited	(75)	1.25
Exercised	(3,879)	1.62		$33,623

Outstanding at December 31, 2006	1,897	$4.31	7.0	$3,152

Options vested and expected to vest	1,882	$4.31	7.0	$3,148

Options exercisable at end of period	1,131	$3.20	5.2	$3,034

As of December 31, 2006, there was $3,719 of total unrecognized compensation cost, net of forfeitures, related to unvested employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 2.5 weighted average years. The total fair value of shares vested for the year ended December 31, 2006 was $840, net of an estimated forfeiture rate of 2%.

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
Nonvested restricted stock awards as of December 31, 2006 were as follows:

		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value
Nonvested at December 31, 2005	—	$—
Granted	363	5.66
Vested	(160)	4.73
Forfeited	—	—

Nonvested at December 31, 2006	203	$6.40

As of December 31, 2006, there was $1,298 of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.5 years. The Company recorded $484 and $256 of compensation expense in 2006 and 2005, respectively, related to the vesting of restricted stock awards.
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
Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.
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

The following tables reconcile BEPS and DEPS and the related weighted average number of shares outstanding for the years ended December 31, 2006, 2005 and 2004:

	For the Year Ended December 31, 2006
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount
Basic EPS:
Net income	$17,898

Income available to common stockholders	17,898	41,039	$0.44

Effect of dilutive securities:
Options and warrants	—	1,019

Diluted EPS:
Income available to common stockholders	$17,898	42,058	$0.43

	For the Year Ended December 31, 2005
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount
Basic EPS:
Net income	$7,185
Less: convertible preferred stock dividends	(137)
Less: amortization of convertible preferred stock issuance costs and beneficial conversion feature	(587)

Income available to common stockholders	6,461	23,210	$0.28

Effect of dilutive securities:
Options and warrants	—	3,105

Diluted EPS:

Income available to common stockholders	$6,461	26,315	$0.25

	For the Year Ended December 31, 2004
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount
Basic EPS:
Net income	$2,563
Less: convertible preferred stock dividends	(159)
Less: amortization of convertible preferred stock issuance costs and beneficial conversion feature	(640)

Income available to common stockholders	1,764	16,393	$0.11

Effect of dilutive securities:
Options and warrants	—	799

Diluted EPS:

Income available to common stockholders	$1,764	17,192	$0.10

Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) finalized and issued Interpretation No. 48, (“FIN 48”), entitled Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which defines the threshold for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires a company to recognize for financial statement purposes the impact of a tax position if that position is “more likely than not” to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). FIN 48 will be effective as of the beginning of the Company’s fiscal year ending December 31, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.
In September 2006, the SEC Staff issued SAB No. 108 to require registrants to quantify financial statement misstatements that have been accumulating in their financial statements for years and to correct them, if material, without restating. Under the provisions of SAB No. 108, financial statement misstatements are to be quantified and evaluated for materiality using both balance sheet and income statement approaches. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of this pronouncement did not have a material impact on the Company’s result of operations or financial condition.
In September 2006, the FASB issued SFAS No. 157, entitled Fair Value Measurements, to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. This statement provides guidance related to the definition of fair value, the methods used to measure fair value and disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.
NOTE 2 – PROPERTY AND EQUIPMENT
Property and equipment is summarized as follows at December 31:

	2006	2005:
Machinery and equipment	$3,781	$1,577
Automobile and truck	2,521	1,386
Land and building	900	—
Computer equipment	398	120
Office equipment, furniture and leasehold improvements	961	348

Total	8,561	3,431
Less: accumulated depreciation and amortization	(2,432)	(965)

Property and equipment, net	$6,129	$2,466

Depreciation and amortization expense for property and equipment for the years ended December 31, 2006 and 2005 was $854 and $568, respectively.
NOTE 3 – ACQUISITIONS AND DISPOSALS
Associated Contractors, LLC Acquisition
On October 26, 2006, HSR of Louisiana acquired certain net assets of Associated, a Louisiana limited liability company engaged in providing construction and rebuilding services to commercial and residential properties. The acquisition closed on October 26, 2006, and was effective on October 1, 2006.
Consideration paid or to be paid to the prior owners of Associated in connection with the merger includes the following: (i) up to $9,000 in cash to be paid from accounts receivable of the Associated division of HSR of Louisiana (the “Associated Division”) collected in the two-year period following the closing; (ii) 1,500 shares of Home Solutions’ restricted common stock, issued at the closing; and (iii) additional shares of common stock not to exceed $9,001 in value and in any event, not to exceed 900 shares, to be issued if and when necessary to cause the aggregate fair market value at the date of acquisition of the common stock issued to the prior owners of Associated to exceed by one dollar, the cash consideration paid to the prior owners of Associated under clause (i) above. The Company has recorded $9,855 as “amounts due to Seller” in the accompanying consolidated balance sheets. In addition, the Company issued warrants to the prior owners of Associated exercisable for up to 2,000 additional shares of common stock at an exercise price of $0.01 per share, that vest and become exercisable in increments of 100 shares for every $2,500 in earnings before interest, taxes, depreciation and amortization (“EBITDA”) in excess of $9,000 in EBITDA earned by the Associated Division in the two-year period following the closing. The Company also agreed to pay the prior owners of Associated 5% of the net profits earned and collected by the Associated Division related to a specified future accounts receivable.
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

The purchase price was comprised of the following:

Estimated value of common stock issued to seller	$8,145
Amounts due to seller	9,855
Estimated legal, accounting and financing costs	62

$18,062

The purchase price was tentatively allocated as follows:

Current assets	7,149
Property and equipment	17
Current liabilities	(10,776)

Estimated fair value of tangible net liabilities acquired	(3,610)
Goodwill	21,672

$18,062

The Company has tentatively classified the excess of the purchase price over the estimated fair value of the tangible net assets acquired as goodwill as of December 31, 2006 in the accompanying consolidated balance sheet. The Company is in the process of analyzing the components of the intangible assets and will have an appraisal completed by a third party during 2007 to assist the Company in determining its final purchase price allocation.
Fireline Restoration, Inc.
On July 31, 2006, the Company consummated the acquisition of all of the common stock of Fireline, a privately held provider of recovery and restoration services throughout Florida, Louisiana and Mississippi, pursuant to a purchase agreement entered into among Fireline, the owner of Fireline and the Company, which was effective July 1, 2006.
The purchase price was comprised of the following:

Cash paid to the seller in July 2006	$11,500
Note payable to seller (see Note 5 – Debt)	21,650
Estimated value of common stock issued to seller	22,148
Estimated legal, accounting and other costs	2,211

$57,509

The purchase price was tentatively allocated as follows:

Current assets	25,104
Property and equipment	1,578
Other assets	75
Current liabilities	(25,992)
Long-term liabilities	(443)

Estimated fair value of tangible net assets acquired	322
Goodwill	57,186

$57,508

The Company has tentatively classified the excess of the purchase price over the estimated fair value of the tangible net assets acquired as goodwill as of December 31, 2006 in the accompanying consolidated balance sheet. The Company is in the process of analyzing the components of the intangible assets and will have an appraisal completed by a third party during 2007 to assist the Company in determining its final purchase price allocation.
The following proforma information presents the results of operations for the years ended December 31, 2006 and 2005, as though the Fireline and Associated acquisitions had occurred on January 1, 2005.

	2006	2005
	(unaudited)	(unaudited)
Revenues	$141,902	$120,979
Net Income	13,446	8,677
Shares outstanding:
Basic	45,076	29,210
Diluted	46,095	32,315
Basic earnings per share	0.30	0.30
Diluted earnings per share	0.29	0.25

Cornerstone Building and Remodeling Division
During the fourth quarter of 2005, the Company’s management committed to a plan to dispose of certain assets and liabilities of its building and remodeling division, which was acquired in April 2005.
On March 24, 2006, the Company entered into an asset purchase agreement to sell certain assets and liabilities used in connection with the operation of the building and remodeling division of Cornerstone. The sales price included $500 in cash paid at closing and $3,000 as a note receivable. The Company does not consider the disposition to be significant to the Company’s operations, and does not consider the agreements entered into in connection with the disposition to be material to the Company. During 2006, the note receivable was paid in full through the receipt of cash of $875 and transferring inventory to the Company valued at $2,125.
In accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long Lived Assets, the assets and liabilities related to this transaction have been segregated from continuing operations and are reported as assets and liabilities of discontinued operations held for sale in the accompanying balance sheets, all of which were liquidated as of December 31, 2006. In addition, operations associated with these assets and liabilities and the gain on the sale have been classified as income (loss) from discontinued operations in the accompanying consolidated statements of income.
Discontinued operations’ results were as follows:

	December 31,
	2006	2005
Results of discontinued operations:
Net sales	$514	$4,213

Loss before income taxes	(478)	(2,190)

Gain on sale of discontinued operations:
Sales price	3,500	—
Net assets sold	(323)	—

Gain on sale	3,177	—

Income (loss) from discontinued operations before income taxes	2,699	(2,190)
Income taxes	(958)	745

Income (loss) from discontinued operations	$1,741	$(1,445)

Other Acquisitions
During 2006, the Company consummated three additional acquisitions. The acquisitions were accounted for as purchases. The combined purchase price was $1,290, payable in promissory notes of $745 and cash of $545. The excess of the purchase price over the tangible net assets acquired of $1,413 was assigned to goodwill at December 31, 2006 in the accompanying consolidated balance sheet. Proforma disclosure information is not presented because the operations acquired are not considered significant to the Company.
NOTE 4 – NOTES RECEIVABLE
As of December 31, 2006, the Company has a note receivable with a balance of $750. The note receivable, as amended, required payments to the Company of $150 paid in March 2006, to be followed by semi-annual payments of $188 commencing on June 30, 2006 and a final payment on December 31, 2007. The note receivable is personally guaranteed by a third party. The Company recorded this note receivable with an implicit rate of 4.55%. The Company received a principal payment of $260 in March 2007. The Company’s management does not believe a reserve is necessary at this time.
On May 24, 2006, the Company entered into an exclusive agreement with a modular housing sales agent to provide installation services for modular housing in New Orleans and surrounding areas. In connection with the agreement, the Company agreed to advance the sales agent up to $800 under a promissory note. The note required one balloon installment of all accrued but unpaid interest and all outstanding principal on August 17, 2006. In August 2006, the note was restructured to change the maturity date to February 2007, for the debtor to provide security for the indebtedness evidenced by the Note, to require a portion of proceeds from sales of modular houses to be used to pay down the note, and to provide for certain other additional terms and conditions. The note is secured by real estate and modular home units and bears interest at the prime rate of interest plus 2% on a per annum basis. At December 31, 2006, the note receivable balance was $703 and accrued interest payable of $33. In February 2007, the Company received a $100 principal payment on the receivable. The note is in the process of being extended to June 30, 2007.
NOTE 5 – DEBT
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
In consideration of the lenders originating the credit facility, the Company paid the Lenders an origination fee in the amount of $300. The Company is also obligated to pay an unused facility fee on the daily average unused amount of the Line of Credit equal to fifty basis points (0.50%) per annum, calculated and payable quarterly in arrears.
The lenders agreed to issue letters of credit under the Line of Credit to fund bonding required for certain reconstruction projects in an amount not to exceed $7,500 in the aggregate, subject to the sum of (a) cash advanced under the Line of Credit, plus (b) amounts outstanding under the Term Note, plus (c) the aggregate amount of all outstanding letters of credit, not being in excess of the borrowing base. Pursuant to the terms of the Credit Agreement, for each letter of credit issued by the lenders, the Company agrees to pay an annual letter of credit fee equal to 2.0% of the face amount of the letter of credit, but not less than $5, plus other fees charged under the lenders’ then-current policies.
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

If a default occurs under the Credit Agreement for Home Solutions’ failure to pay any amount when due, Home Solutions’ breach of the Credit Agreement or another event of default, the lenders may declare the credit facility to be due and payable immediately. In such event, the lenders may exercise any rights or remedies it may have, including foreclosure of the Company’s assets or the capital stock of Home Solutions’ subsidiaries, under the Security Agreement or enforcement of its rights under the Guaranty Agreement. Any such event may materially impair the Company’s ability to conduct its business.
Brian Marshall, a director of the Company and the President of Fireline, agreed to subordinate the indebtedness owed to him by Home Solutions under an outstanding promissory note in the principal amount of $21,650 to the Lenders, pursuant to a subordination agreement entered into by him in favor of the Lenders.
Debt consists of the following at December 31, 2006:

Lines of Credit
Revolving credit note payable to bank, interest of prime less ..25% and matures on November, 2009. At December 31, 2006 the interest rate was 8.00%.	$13,111

Notes Payable
Note payable to bank, interest of prime less .25%. Interest and principal payable quarterly beginning January 1, 2007. The note payable matures November 2009. At December 31, 2006 the interest rate was 8%. In January 2007 the Company paid $1,649 in principal and accrued interest payable on the note.	$15,000

Note payable, non-interest bearing, payable in $5 monthly installments until paid in full to the seller of Fiber Seal Systems of Los Angeles (“FSSLA”).	160

Note payable to Brian Marshall, interest at prime (8.25% at December 31, 2006) until November 17, 2006 and if the maturity date extends to January 31, 2007 the interest rate will be 12%. Accrued interest on the outstanding principal balance is due monthly. The seller agrees to pay the Company interest on certain accounts receivable beginning January 31, 2007 and if the accounts receivable are uncollected as of June 30, 2007, the seller will pay the Company the outstanding balance. As of November 1, 2006, the note is subordinated to the Company’s new credit facility. As of March 16, 2007 the note payable is outstanding and the certain accounts receivable are uncollected. The Company is negotiating with Mr. Marshall to extend the maturity date.
21,650

Notes and leases payable to various financial institutions, collateralized by various equipment and automobiles, bearing interest at various annual interest rates ranging from prime plus 0.75% to 13.21% principal and interest payable in monthly installments ranging from $0.4 to $1 through March 2011.	307

Term loans with various financial institutions with interest at various annual interest rates ranging from 7.5% to 9.25%, payable in monthly installments ranging from $.5 to $2, due through September 2009, secured by accounts receivable and equipment.	147

Total notes payable	37,264
Less current portion of notes payable	(26,816)

Non-current portion of notes payable	$10,448

Future minimum principal payments pursuant to the above long term debt agreements are as follows:

Year ending, December 31,
2007	$26,816
2008	5,175
2009	18,267
2010	81
2011	36

Total	50,375

Debt consisted of the following at December 31, 2005:
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
$2,159

Revolving credit note payable to bank, interest at the higher of the prime rate or the federal funds rate plus 0.5% of 1%, interest only payments paid monthly, paid January 2006, guaranteed by the Company and collaterized by the assets of the Company. At December 31, 2005 the interest rate was 7.25%.	1,321

Convertible minimum borrowing note payable to Laurus Master Fund, Ltd., interest at prime plus 2.5%, but not less than 6.5% (totaling 9.50% at December 31, 2005) interest due in monthly installments with principal paid January 2006, secured by all the assets of the Company. The Convertible Note can be converted into shares of common stock at a fixed conversion price of $1.88 per share. The note contains certain financial and non-financial covenants, with which the Company is in compliance at December 31, 2005.	895
Acstar Judgment payable, secured by note receivable, non-interest bearing, payable $15 weekly until paid in full, implicit interest rate of 6.5%.	129

Notes payable to financial institution, bearing interest at 5.375%, principal and interest payable in monthly installments of $15 through January 26, 2006, secured by a first lien position in the assets of SouthernStone Cabinets, Inc. and guaranteed by the former owners of SE paid January 2006. The note was paid in January 2006.	15

Note payable to various financial institutions, collateralized by various equipment and automobiles, bearing interest at various annual interest rates ranging from prime plus 0.75% to 7.66%, principal and interest payable in monthly installments ranging from $0.4 to $1.7 through March 28, 2009.	226

Total	4,745
Less current portion	(3,382)

Non-current portion	$1,363

NOTE 6 – LEASES
Operating Leases
The Company leases its facilities under non-cancelable operating lease agreements. The leases expire on various dates through January 2011 and provide for monthly rents ranging from approximately $1 to $11. Rent expense for the years ended December 31, 2006, 2005 and 2004 was approximately $1,425, $553 and $259, respectively.
Capital Leases
The Company leases certain equipment under capital lease agreements, which expire at various dates through September 2012. The leases are payable in monthly installments ranging from approximately $0.3 to $5 at effective interest rates ranging from 7.8% to 23.58%. The assets and liabilities under capital leases are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets.

Future minimum lease payments under non-cancelable leases are as follows:

	Capital Leases	Operating Leases	Total

Years Ending December 31:
2007	$345	$848	$1,193
2008	340	364	704
2009	275	147	422
2010	197	117	314
2011	181	86	267
Thereafter	96	3	99

Total lease payments	1,434	$1,565	$2,999

Less: amount representing interest	(251)

Present value of future minimum lease payments	1,183
Less current portion	(254)

	$929

The following is an analysis of the equipment under capital lease, which is included in property and equipment as of December 31, 2006:

Automobiles and trucks	$467
Equipment	998

Total	1,465
Less: accumulated depreciation	(248)

$1,217

NOTE 7 – EQUITY
Preferred Stock
During the year ended December 31, 2004, the Company raised $2,000 in a private placement of 0.08 shares of Series A Preferred Stock, $0.001 par value per share (“Series A Preferred Stock”). Dividends on the Series A Preferred Stock are payable semi-annually at a rate of 8% per annum, in cash or common stock, at the option of the Company. The Series A Preferred Stock converts into common stock at a conversion rate of $1.25 for each share of common stock at the option of the holder or automatically after two years. Purchasers of the Series A Preferred Stock received Series A Warrants to purchase 1,600 shares of common stock at an exercise price of $1.75 per share, which expired on July 1, 2004, and Series B Warrants to purchase 1,600 shares of common stock at an exercise price of $2.22 per share, as adjusted and subject to future adjustments, expiring March 2009. In the event of a liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $25 per share of the Series A Preferred Stock plus any accrued and unpaid dividends before any payment is made or any assets distributed to the holders of the common stock. Related to this financing, the Company also issued 480 warrants to purchase common shares in the Company to consultants. The costs of this transaction of $1,480 ($122 cash, $1,358 non cash) were amortized as additional dividends. The $1,358 of non-cash issuance costs relate to the relative fair value of the warrants issued and the effective Beneficial Conversion Feature (“BCF”). For the years ended December 31, 2005 and 2004, the Company recorded $80 and $122, respectively, in dividends payable and $587 and $640, respectively, in amortization of issuance, warrant and BCF costs. During 2005 and 2004, the Company at its option issued 102 and 60 shares, respectively, of common stock in lieu of cash payment for $128 and $75, respectively, of the accrued dividends.
During the year ended December 31, 2005 and 2004, 0.012 and 0.068 shares, respectively, of Series A Preferred Stock were converted to 1,360 and 240 shares, respectively, of common stock at a conversion price of $1.25.
During the year ended December 31, 2004, the Company raised $1,000 in a private placement of 0.04 shares of Series B Preferred Stock, $0.001 par value per share (“Series B Preferred Stock”). Dividends on the Series B Preferred Stock are payable semi-annually at a rate of 8% per annum, in cash or common stock, at the option of the Company. The Series B Preferred Stock converts into common stock at a conversion rate of $1.50 for each share of common stock at the option of the holder or automatically after two years. In the event of a liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series B Preferred Stock are entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $25 per share of the Series B Preferred Stock plus any accrued and unpaid dividends before any payment is made or any assets distributed to the holders of the common stock. For the years ended December 31, 2005 and 2004, the Company recorded $57 and $37, respectively, in dividends payable. During 2005, the Company at its option issued 54 shares, of common stock in lieu of cash payment for $81 of the accrued dividends.

During the year ended December 31, 2005 0.04 of Series B Preferred Stock was converted to 667 shares of common stock at a conversion price of $1.50.
Common Stock
During the year ended December 31, 2006, the Company issued:
•	3,651 shares of common stock for $6,256 in connection with the exercise of options;
•	8 shares of common stock in connection with the cashless exercise of stock options;
•	58 shares of common stock in connection with the cashless exercise of warrants;
•	25 shares of common stock valued at $108 in connection with consulting services to the Company:
•	480 shares of common stock in connection with the conversion of $903 of convertible debt and accrued interest payable;
•	1,850 shares of common stock for $1,879 in connection with the exercise of warrants;
•   95 shares of common stock to the Company’s board of directors under its Stock Plans, in consideration of services provided from January 1, 2005 to April 30, 2006. During the year ended December 31, 2006 and 2005, the Company expensed approximately $86 and $256, respectively, in the accompanying consolidated statements of income;
•   4,000 shares of common stock with an estimated value of $22,148 in partial consideration for the acquisition of Fireline. The Company and the seller of Fireline entered into an escrow agreement for 400 of the Company’s issued shares, to be issued in 50% increments on the first and second anniversaries of the closing date.
•   1,500 shares of common stock with an estimated value of $8,144 in partial consideration related to the merger of Associated with HSRLA.
Pursuant to the Board Compensation Plan adopted by the board of directors in July 2006, each board member and one former board member was granted immediately exercisable stock purchase rights exercisable for 40 shares of restricted stock on July 26, 2006. Each stock purchase right represents the right to receive one share of restricted common stock at a price of $-0- per share. The stock purchase rights were exercised immediately upon grant. The restricted shares of common stock have the same voting and dividend rights as the Company’s other outstanding shares of common stock. A total of 240 shares of restricted common stock were granted to current and former directors and will vest over a period of 23 months commensurate with service as a board member over the same period. The restricted shares of common stock are subject to a lock-up agreement pursuant to which 50% are released from lock-up on December 31, 2006, and the remaining 25% are released from lock-up on December 31, 2007 and the remaining 25% on December 31, 2008. However, for the current directors the vesting of such shares is subject to continuing service as a board member. Unearned stock-based compensation related to the restricted shares is determined based on the fair value of the Company’s stock on the date of grant, which was approximately $1,524 and will be amortized to expense on a straight-line basis over the vesting period, of which approximately $398 was recognized during the year ended December 31, 2006.
Two newly appointed board of directors were granted 28 shares of restricted common stock for their services from their appointment to the board of directors in August and October 2006, respectively, until May 31, 2007. The restricted shares of common stock are subject to a lock-up agreement pursuant to which 50% are released six months from the date of grant and the remaining 50% are released from lock-up on December 31, 2007.
In May and June 2006, our President and CEO engaged in separate transactions resulting in disgorgement of profits to the Company within the meaning of the provisions of Section 16(a) of the Securities Exchange Act of 1934. Under that provision, profits made by officers, directors and certain shareholders on transactions within a six month period of a matching transaction inure to the benefit of and may be recovered by the Company. Our President and CEO each informed the Company of their intent to engage in a matchable transaction in advance, and the profits relating to such sales were paid to the Company concurrently with such transactions. These officers paid, and we accepted, an aggregate of approximately $245 as disgorgement of profits on the transactions. The profit disgorgement has been recorded as an increase to stockholders’ equity in the second quarter of 2006.

Warrants
From time to time, the Company issues warrants pursuant to various consulting and third party agreements.
During the year ended December 31, 2005 as part of a $7,000 debt financing, the Company issued warrants to purchase 933 shares of the Company’s common stock with a relative fair value of $1,294 under SFAS No. 123 and recorded such amount as a debt discount. (see Note 7). These warrants vested upon grant, have an exercise price of $0.01 and expire in March 2010.
In connection with a private placement (“Offering”) in 2005, The Company issued purchase warrants exercisable for 970 shares of common stock, which expire in 2010 and have an exercise price of $5.50 per share.
During the year ended December 31, 2005, the Company issued warrants to purchase 125 shares of the Company’s common stock to consultants in connection with the Offering. The warrants expire November 2010 and have an exercise price of $5.50 per share.
During the year ended December 31, 2005, the Company issued to FERS, a warrant exercisable for 1,054 shares of the Company’s common stock, at an exercise price of $0.001 per share with an estimated fair value of $4,719. The warrants were earned as FERS met required revenue requirements and expire December 31, 2006. The warrants were exercised in 2006.
During the year ended December 31, 2004 the Company issued warrants to purchase 559 shares of the Company’s common stock to consultants relating to the acquisition of SE, valued at $342 under SFAS No.  123 and recorded as part of the purchase price. These warrants vested upon grant, have an exercise price of $1.88 and expire January 2009.
During the year ended December 31, 2004 as part of a $4,000 senior debt financing, the Company issued warrants to purchase 476 shares of the Company’s common stock (420 warrants to investors and 56 warrants to consultants), with a relative fair value of $94 under SFAS No.123 and recorded as a debt discount. These warrants vested upon grant, have exercise prices ranging from $2.10 — $2.90 and expire on various dates through November 2011.
During the year ended December 31, 2004 as part of a $2,000 preferred stock financing, the Company issued 3,680 warrants to purchase common shares in the Company (3,200 warrants to investors and 480 warrants to consultants), with a relative fair value of $509 under SFAS No. 123 and will be amortized as a preferred stock dividend over the life of the preferred stock. All of the warrants vested upon grant and 1,840 have an exercise price of $1.75 and 1,800 have an exercise price of $2.22, as adjusted, and expire through March 2009. At December 31, 2004, warrants to purchase 840 shares of the Company’s common stock at $1.75 per share expired unexercised.
During the year ended December 31, 2004 the Company issued 667 in Series C warrants and 667 in Series D warrants to purchase shares of the Company’s common stock to consultants providing financial advisory services in the proposed acquisition of a specialty residential services company. The Series C Warrants entitled the holder to purchase 667 shares of common stock at an exercise price of $1.75 per share, which expired in July 2004. The Series D Warrants entitle the holder to purchase 667 shares of common stock at an exercise price of $1.75 per share, expiring July 2009. The warrants are valued at $500 under SFAS No. 123 and have been recorded as capitalized acquisition costs.
The following summarizes the Company’s warrant transactions for the years ended December 31, 2006, 2005 and 2004:

		Weighted Average
	Number of	Exercise Price
	Warrants	Per Share
Outstanding, January 1, 2004	1,922	$1.10
Granted	6,048	1.86
Exercised	(293)	0.01
Cancelled or Expired	(2,296)	1.76

Outstanding and exercisable, December 31, 2004	5,381	$1.74
Granted	3,082	1.96
Exercised	(5,323)	1.45
Cancelled or Expired	—	—

Outstanding and exercisable, December 31, 2005	3,140	$2.49
Granted	2,000	0.01
Exercised	(1,975)	1.30
Cancelled or Expired	—	—

Outstanding, December 31, 2006	3,165	$1.66

Exercisable, December 31, 2006	1,165	$4.51

Weighted average fair value of warrants granted:
2004	$1.76
2005	$3.01
2006	$5.42

The following table summarizes information about warrants outstanding as of December 31, 2006:

	Warrants Outstanding and Exercisable
			Weighted Average
Range of			Remaining	Weighted Average
Exercise Prices	Number		Contractual Life	Exercise Price
$0.01	2,000	(1)	2.8 years	$0.01
$2.00 - $2.90	325		2.2 years	$2.07
$5.50	840		3.9 years	$5.50
(1) At December 31, 2006, these warrants were not exercisable.
NOTE 8 – COMMITMENTS AND CONTINGENCIES
Litigation
The nature and scope of the Company’s business operations bring it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject the Company to potential litigation, which are defended in the normal course of business.
On June 20, 2006, a class action lawsuit was filed in the United States District Court for the Northern District of Texas. Home Solutions and the Chief Executive Officer, President and Chief Financial Officer of Home Solutions are named as defendants in that action. The complaint alleges claims against Home Solutions and such officers for violations of the Securities Act of 1934. The complaint alleges that the defendants disseminated false and misleading information to the public which misrepresented the accuracy of the Company’s financial condition and future revenue prospects. The complaint further alleges that the effect of the purported fraud was to manipulate Home Solution’s stock price so that the defendants could profit from the manipulation. The action seeks damages in an unspecified amount. The Company intends to vigorously defend the action.
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

Pursuant to the purchase agreement for the acquisition by HSR of Louisiana of substantially all of the assets of FERS, FERS is entitled to receive an amount (in cash or restricted common stock, at the Company’s option) equal to ten percent (10%) of the excess of the HSR of Louisiana’s earnings before interest, taxes, depreciation and amortization with respect to the acquired assets related to the business, if any, that exceed $15,000 in each of fiscal years 2006 and 2007, subject to the terms and provisions of the purchase agreement. As of December 31, 2006, no amounts had been earned or paid out under this provision.
HSR of Louisiana acquired Associated pursuant to a plan and agreement of merger entered into and closed on October 26, 2006. The owners of Associated may earn cash of up to $9,000, based on collections of acquired accounts receivable, up to 2,000 in common stock (upon the exercise of a warrant at an exercise price of $.01 per share) and additional cash equal to 5% of net profits on a specified contract, pursuant to the terms of the merger agreement among HSR of Louisiana, Associated, the owners of Associated and the Company. The Company also agreed to indemnify the prior owners of Associated from personal guarantees entered into in connection with the business of Associated prior to the merger and to use commercially reasonable efforts to remove such persons from the personal guarantees after the closing. As of December 31, 2006, no amounts had been earned or paid out under this provision.
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
NOTE 9 – SEGMENT REPORTING
The Company reports its business segments based on industry classification, which are as follows:

	For the Year Ended December 31,
	2006	2005	2004
Net sales:
Restoration and Construction Services	$88,754	$37,142	$16,566
Interior Services	38,466	30,993	14,555

Total segment net sales	$127,220	$68,135	$31,121

Operating income:
Restoration and Construction Services	$32,282	$11,861	$2,532
Interior Services	5,593	5,883	3,634
Corporate	(7,261)	(4,466)	(2,119)

Total segment operating income	$30,614	$13,278	$4,047

Depreciation and amortization included in operating income:
Restoration and Construction Services	$860	$519	$513
Interior Services	732	582	89
Corporate	170	130	237

Total segment depreciation and amortization	$1,762	$1,231	$839

Identifiable assets:
Restoration and Construction Services	$176,098	$47,290	$17,509
Interior Services	37,867	34,372	13,083
Corporate	8,760	7,005	3,083

Total segment identifiable assets	$222,725	$88,667	$33,675
There were no intersegment sales. Operating income is defined as third party sales less operating expenses. All of the Company’s business activities are conducted within the United States geographic boundaries.

NOTE 10 — RELATED PARTY TRANSACTIONS
For the period ended December 31, 2006, the Company leased a warehouse facility from a related party under a non-cancelable lease. The lease term is one year through July 2007 for $15 monthly. The Company also leases warehouse and administrative spaces from a related party under cancellable leases. The Company can vacate the spaces with 60 days notice to the related party.
For the fiscal year ended December 31, 2006, officers and directors exercised 3,126 stock options of the Company’s common stock for $5,319 at exercise prices ranges from $1.25 to $2.53 per share.
The Company leases an aircraft from a related party pursuant to a one year operating lease entered into on June 30, 2006. The lease requires monthly payments of $70 and is cancellable with 30 days notice. The Company currently leases land and building from a related entity for a monthly rental amount of $6 pursuant to a five year cancellable lease.
On August 15, 2006, Mr. Marshall furnished $4,985 in cash to a financial institution to fund a letter of credit in the same amount, to support the issuance of a construction bond for the benefit of Home Solutions. The bond is required in connection with a project to be performed by a subsidiary of Home Solutions in the New Orleans, Louisiana area. In consideration of the issuance of the letter of credit, Home Solutions agreed to pay Mr. Marshall the following fees: (i) $50 for each 60-day period during which the letter of credit is outstanding, and (ii) a monthly fee equal to $42 for each month that the letter of credit is outstanding. Furthermore, Home Solutions agreed to indemnify Mr. Marshall for any amounts drawn under the letter of credit and for certain fees and expenses related to the agreement and the letter of credit. In 2006 the Company paid Mr. Marshall $274 in bond fees and interest. The bond was cancelled in October 2006 when the Company secured a bond from an insurer of construction bonds
Amounts due to related parties at December 31, 2006 totaled $1,983. Amounts paid to related parties for various services totaled $1,869 for the year ended December 31, 2006.
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
The Company had a note payable to a related party for the purchase of the land and building for the Company’s corporate headquarters. The note was secured by a deed of trust, accrued interest at 12% per annum, payable monthly. The note and accrued interest was paid in December 2005. Interest expense on the note was $90 and $90 for the years ended December 31, 2005 and 2004, respectively.
During the year ended December 31, 2002, an advance of $80 was made to an officer of one of the Company’s subsidiaries. The advance is non-interest bearing and are due on demand. The outstanding balance at December 31, 2005 and 2004 was $7 and $20, respectively.
During the year ended December 31, 2004, the Company recognized $129 in other income from the forgiveness of debt from a former stockholder.
In September 2004, the Company issued 85 shares valued at $113, and $50 cash, to Mr. Frank Fradella, the Company’s CEO, as part of a special bonus.
NOTE 11 — INCOME TAXES
The provision for income taxes in the accompanying consolidated financial statements consists of the following for the years ended December 31:

	2006	2005	2004
Current:
Federal	$2,009	$2,152	$39
State	2,016	769	180

	4,025	2,921	219

Deferred:
Federal	7,712	(2,453)	—
State	65	(22)	—

	7,777	(2,475)	—
	$11,802	$446	$219

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended December 31:

	2006	2005	2004
Federal income tax rate	34.0%	34.0%	34.0%
State and local income tax rate, net of Federal effect	6.0%	5.0%	5.0%
Decrease in valuation allowance and other	1.1%	(34.5)%	(31.1)%

Effective income tax rate	41.1%	4.5%	7.9%

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of asset and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows as of December 31:

	2006	2005	2004
Deferred tax assets:
Loss carryforwards	$2,552	$2,748	$3,379
Reserves and accruals	1,337	(100)	31
Depreciation and amortization	(3,442)	(1,855)	(165)
Less: valuation allowance	—	—	(3,245)

Net deferred tax assets	$447	$793	$—

The valuation allowance decreased by $0, $3,245 and $1,473 during the years ended December 31, 2006, 2005 and 2004, respectively.
At December 31, 2006, the Company had Federal net operating loss carryforwards of approximately $7,500. Net operating loss carryforwards expire starting in 2016 through 2023. Per year availability may be subject to change of ownership limitations under Internal Revenue Code Section 382.
NOTE 12 – SUBSEQUENT EVENTS (Unaudited)
In January 2007, the Company issued 5 shares related to the cashless exercise of stock options.
In February 2007, the Company issued 20 shares for $30 related to the exercise of stock options.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
     The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, such controls and procedures were ineffective.
     In making this evaluation, management considered, among other matters, the material weaknesses in our internal control over financial reporting that we or our external auditor, KMJ Corbin & Company, have identified. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. See “Management’s Report on Internal Control Over Financial Reporting” in Item 9A.
     Each of the control deficiencies described in the Management Report on Internal Controls Over Financial Reporting could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Management has determined that each of the control deficiencies constitutes a material weakness.
     In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as of December, 31, 2006 and for the period then ended.
     Based on the fact numerous material weaknesses are present, we will institute control improvements that we believe will reduce the likelihood of errors:
• We plan to devote more resources to developing and communicating an anti-fraud program, code of conduct policies and human resource polices to our employees and management. The program may include the hiring of outside or in-house counsel to be dedicated to the development and enforcement of compliance programs. Background checks will be performed on personnel being placed into positions of material responsibility. The compliance program also will include a communication project to set the right tone from the top. Additionally, we also plan to put more resources to following up on addressing control deficiencies identified in the previous audits;

• The Company intends to develop additional policies and procedures to further strengthen its reporting, including the areas of, sales and expense cut-off and sales returns, financial reporting and disclosure procedures. In addition, we plan to evaluate hiring additional resources to perform the internal audit function;
• The Company is evaluating the implementation of an ERP Suite to address certain of the material weaknesses listed in the Management Report on Internal Controls Over Financial Reporting, including the effective control over period-end financial close and reporting and the effective control over certain accounting functions. The ERP implementation should facilitate the appropriate review and approval over the recording of journal entries to ensure the accuracy and completeness of the journal entries recorded. Additionally, the Company will make changes to its corporate accounting staff, including the hiring or contracting of additional personnel;
• Additional segregation of duties and appropriate review, approval, and supporting documentation will be installed in 2007 to maintain effective controls over the disbursement function. We are developing policies for proper documentation, review and approval related to subsidiary operations, compensation, expense reimbursements;
• Additional segregation of duties and appropriate review, approval, and supporting documentation will be implemented in 2007 to maintain effective controls over the fixed asset and payroll functions;
• With the implementation of an ERP the financial reporting package, we should be able to further restrict access to the inventory detail schedule used to support the general ledger balances. With additional implementation of ERP applications, we plan to eventually replace the current periodic inventory system, relying on monthly inventory counts using physical inventory count sheets, with a perpetual inventory system. Meanwhile, more procedures will be installed for review of inventory count documentation; and
• Additional processes will be instituted to timely resolve identified accounting and legal issues so that period-end financial statements and reporting can be timely completed.
     Furthermore, certain of these remediation efforts, primarily associated with our information technology infrastructure and related controls, will require significant ongoing effort and investment. Our management, with the oversight of our audit committee, will continue to identify and take steps to remedy known material weaknesses as expeditiously as possible and enhance the overall design and capability of our control environment. We intend to further expand our staff, accounting policy and controls capabilities by attracting additional talent and enhancing training in such matters. We believe that the foregoing actions will continue to improve our internal control over financial reporting, as well as our disclosure controls and procedures.
     If the remedial policies and procedures we plan to implement, are insufficient to address the material weakness or if additional significant deficiencies or other conditions relating to our internal controls are discovered in the future, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our operating results may be adversely affected. Any such failure could also adversely affect the results of the periodic future management evaluations and annual auditor attestation reports regarding the effectiveness of our internal controls over financial reporting, Internal control deficiencies could also cause investors to lose confidence in our reported financial information. Although we believe that we have addressed, or will address in the near future, our material weakness in internal controls, we cannot guarantee that the measures we have taken to date or any future measures will remediate the material weakness identified or that any additional material weakness or significant deficiencies will not arise in the future due to a failure to implement and maintain adequate internal controls over financial reporting.
Changes in internal controls
     The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in our internal control over financial reporting that occurred during the most recent fiscal quarter, and they have concluded that there were no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that our degree of compliance with the policies or procedures may deteriorate.
     Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, our management determined that our internal control over financial reporting was ineffective as of December 31, 2006, based on the criteria in Internal Control — Integrated Framework issued by COSO.
     Management noted the following significant deficiencies that we believe to be material weaknesses:
Management did not maintain effective controls over management review of user accounts at any location within the Company because of a lack of segregation of duties within each application
The Company did not maintain effective control environment because (1) lacked the appropriate communication of the code of conduct, employee handbook and fraud policy (2) lacked the appropriate documentation related to personnel responsibilities, performance (3) appropriate human resource policies regarding personnel matters and (4) lack of an internal audit function.
Management did not maintain effective controls over stock/options. A reconciliation of the company’s outstanding shares against the stock transfer agent’s records is not performed. Also, journal entries to record compensation expense and option exercises are not reviewed and approved by the CFO. Finally, the auditors noted during the financial statement audit that Board of Director Compensation expense was erroneously recorded as prepaid expenses ($254,000) in the second quarter.
The Company did not maintain effective internal controls over income taxes because documentation of the review and approval of the income tax returns, quarterly tax estimates, and tax journal entries were not present.
The Company did not maintain effective controls over the Accounts Payable and Expenditures cycle because (1) Vendor maintenance request forms were incomplete and were completed after all additions had already been entered into the system. (2) Vendor Maintenance Request were not approved. (3) No purchases journal is maintained by the AP Clerk and not all purchase orders match the invoices (and there was support for variances). (4) Managers were not signing all invoices when the product/service is received to ensure that the product/service is acceptable prior to payment. (5) Not all invoices contained documentation of the approval and GL coding provided by the Controller. (6) Expense reports were not reviewed and approved prior to payment. (7) Wire transfers were not approved and one person has the ability to initiate and perform a wire transfer. (8) Goods and services received but not invoiced are not tracked to ensure timely recording of all expenditures. (9) Accounts

Payable system doesn’t prevent entry of duplicate invoices. (10) No indication that review of check registers tested had occurred. (11) For invoices that did not match the amount paid per the check stub, there was no explanation provided on the invoice explaining or reconciling the variance (12) lack of segregation of duties. (13) Check registers were not reviewed and approved (14) The auditor noted several adjustments related to the AP cycle and the fact that a vendor statement did not agree to the general ledger.
At three locations, Management did not maintain effective controls over Accounts Receivables and Sales because: (1) Masterfile changes are not approved, and the masterfile is not reviewed for validity, accuracy, completeness and timely recording of changes. (2) Individual contracts are not approved. (3) Copies of lean waivers and copies of invoices were not provided as support for several sales. (4) There is no evidence of a reviewed and approval of invoices. (5) Cash receipts were not reviewed and approved. (6) Posted cash receipt entries were not reviewed. (7) The appropriate accounts receivable and sales are not reviewed and approved. (8) Lack of access and segregation of duties (9) Management noted during the financial statement audit that some sales were recorded twice. (10) The appropriate approval of contracts were not documented. (11) Invoices to accounts receivable subledger reconciliation is not independently reviewed (12) Account receivable subledger to general ledger reconciliation is not independently reviewed (13) Cash receipts record (log) is not reviewed and no one verifies that cash receipts are posted to the correct account.
At one location, management did not maintain effective controls over the inventory function because (1) An inventory tracking system (subledger) is not maintained therefore, no reconciliation to the general ledger can be performed. (2) An Inventory Master list is not being maintained. (3) Matching of the receipts with the purchase order and billing of lading is not performed and the quality inspection is not performed. (4) The entries to record the receipt of inventory in the general ledger are not reviewed/approved. (5) A review of the inventory records to ensure that all issuances were properly approved is not performed. (6) Lack of segregation of duties and access authorization (7) Quarter inventory adjustments are not reviewed (8) lack of appropriate documentation for the inventory count (9) Finally, during the financial statement audit the auditor an adjustment to inventory.
At three locations, the Company did not maintain effective internal controls over Financial Closing and Reporting because (1) Not all journal entries have adequate support, nor are all journal entries approved. (2) All required elements were not included in the Controller’s Monthly binder(s), (e.g. bank reconciliations, bank statements, and the reconciliation for intercompany accounts). (3) No supporting inventory documentation was submitted as a part of the financial package. (4) No sales and expenses cutoff review was performed and (5) Lack of access controls to the chart of accounts and the rights within the accounting software (6) No approval for changes to the chart of accounts (7) No review and approval of the financial reporting packages to the supporting general ledgers (7) Management does not use a generally accepted accounting principles(GAAP) disclosure checklist in preparing and reviewing draft financial statements to ensure accuracy, completeness and consistency of required disclosures. Each financial-statement disclosure is not independently reviewed and validated for appropriate assumptions, methodology, and presentation of all relevant information in accordance with generally accepted accounting principles.
At one location, management did not maintain effective controls over the Fixed Asset cycle because (1) A Fixed Asset policy exists but there is no evidence of review and approval and the Fixed Asset policy has not been distributed to the person who codes and records all purchases, including fixed asset purchases to the GL (AP clerk). (2) Capital Expenditure Forms were not completed for all fixed asset acquisitions. One asset was purchased using the Expense Reimbursement process and not recorded. (3) Reconciliation of fixed assets and accumulated depreciation is not performed and reviewed. (4) Management does not review the fixed asset ledger at least quarterly to ensure compliance. (5) Fixed Asset inventory review, documentation and approval are not performed, any required impairment adjustments are not recorded (6) The monthly depreciation expense journal entry prepared is not reviewed as part of the monthly closing and journal entry review processes. (7) No documentation of the approval of the disposal of assets.(8) Management does not review the purchase journal and invoices to ensure that fixed assets are recorded in the proper period. The journal entry and support is not put into a monthly binder and reviewed quarterly by the Corporate Controller.
At one location, management did not maintain effective controls over the payroll function because (1) no authorization for hiring employees (2) no review of the employee master file (3) no review and approval of timekeeping (4) no reconciliation prepared and no documented review of the comparison of timesheets to paychecks. (5) no control over the distribution of paychecks.
     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by KMJ Corbin & Company LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Dated: March 16, 2007

Frank Fradella	Jeffery Mattich
Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Home Solutions of America, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A, that Home Solutions of America, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected. The following material weaknesses in the internal controls over financial reporting have been identified and included in management’s assessment (sorted by location):
Entity Level-Control Environment
1. The Company identified a material weakness related to the design effectiveness of internal controls over information technology. The Company does not have proper segregation of duties for accounting applications, as the administrator for the accounting applications at six locations is a member of the finance department. As a result, for example, the administrator has the ability to delete accounting transactions from the system, which is incompatible with transaction-recording responsibilities. Due to the significance of the potential for misstatement, and the significance of the controls over information technology to the preparation of reliable financial statements, there is more than a remote likelihood that a material misstatement of the interim and annual financial statements would not be prevented or detected.
2. The Company identified a material weakness related to the design and operating effectiveness of internal control over human resources. The Company does not have job descriptions and does not perform annual employee reviews. Also, the Company did not appropriately communicate information related to its code of conduct, employee handbook and fraud policy. The Company did not maintain appropriate policies regarding certain personnel matters, and has not hired staff sufficient to maintain an internal audit function. Due to the significance of the potential for misstatement, and the significance of the controls over human resources to the preparation of reliable financial statements, there is more than a remote likelihood that a material misstatement of the interim and annual financial statements would not be prevented or detected.
Corporate Office
1. The Company identified a material weakness related to the design and operating effectiveness of internal controls over stock/options. The Company does not regularly reconcile its outstanding shares against the stock transfer agent’s records. Also, the CFO does not review and approve journal entries to record compensation expense related to stock and option/warrant grants or vesting, as well as option/warrant exercises. Due to the significance of the potential for misstatement, and the significance of the controls over stock/options to the preparation of reliable financial statements, there is more than a remote likelihood that a material misstatement of the interim and annual financial statements would not be prevented or detected.
2. The Company identified a material weakness related to the design effectiveness of internal controls over income taxes. The CFO does not review journal entries to record income tax expense and related liabilities, as well as supporting schedules prepared by the Company’s outside tax firm which include an analysis of current and deferred taxes and significant transactions or events that may have an impact on income taxes. Additionally, the CFO does not approve disbursements related to tax payments and does not review the calculations of the effective tax rates. Due to the significance of the potential for misstatement, and the significance of the controls over income taxes to the preparation of reliable financial statements, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not be prevented or detected.
3. The Company identified a material weakness related to the design and operating effectiveness of internal controls over financial statement disclosures. Management does not use a generally accepted accounting principles (“GAAP”) disclosure checklist in preparing and reviewing draft financial statements to ensure accuracy, completeness and consistency of required disclosures. The Company does not independently review and validate each financial statement disclosure for appropriate assumptions, methodology, and presentation of all relevant information in accordance with GAAP. As a result, not all events and transactions requiring financial-statement disclosure are identified and analyzed nor is each financial statement disclosure prepared in accordance with GAAP (including relevant regulatory rules). Due to the significance of the potential for misstatement, and the significance of the controls over financial statement disclosures to the preparation of reliable financial statements, there is more than a remote likelihood that a material misstatement of the interim and annual financial statements would not be prevented or detected.
Cornerstone
1. The Company identified a material weakness related to the design and operating effectiveness of internal controls over accounts receivable and sales. Management does not approve customer master file changes and does not review the master file for validity, accuracy, completeness and timely recording of changes. Also, management does not approve individual customer contracts. Management did not provide us with copies of requested lien waivers and invoices as support for several sales transactions, and we did not see evidence of reviewed and approved signed copies of invoices in customers’ individual files. Further, management does not review and approve deposit slips and posted cash receipts entries. Although Cornerstone performs a reconciliation of the sales ledger to the general ledger, it is not reviewed and approved by management. During our financial statement audit, management indicated that sales entries were recorded twice in December 2006. In addition, Cornerstone has a lack of segregation of duties, in that the controller: (a) prepares and approves the reconciliation of the accounts receivable subledger to general ledger; (b) performs and approves the reconciliation of billings to accounts receivable; (c) performs the bank reconciliation; (d) is also involved in the cash receipts and cash disbursements functions; (e) has check signing authority; (f) records customer payments and write-offs; and (g) maintains custody of the checks. Due to the significance of the potential for misstatement, and the significance of the controls over accounts receivable and sales to the preparation of reliable financial statements, there is more than a remote likelihood that a material misstatement of the interim and annual financial statements would not be prevented or detected.
2. The Company identified a material weakness related to the design and operating effectiveness of internal controls over accounts payable and expenditures. Cornerstone had both incomplete vendor maintenance request forms (not signed by the preparer) or forms that were completed after all additions had already been entered into the system. Also, management did not approve the vendor maintenance request forms prepared by the controller. The accounts payable clerk does not maintain a purchases journal and does not match all purchase orders to the invoices (with no support for variances). Managers are not signing all invoices when the product/service is received to ensure that the product/service is acceptable prior to payment. Also, management does not document its approval and the appropriate general ledger account coding on all invoices. Cornerstone does not track goods and services received but not invoiced to ensure timely recording of all expenditures. Further, Cornerstone’s accounts payable system does not prevent entry of duplicate invoices. Management does not document their review of check registers. Cornerstone does not explain or reconcile invoice totals that do not match the amount paid per the check stub. Finally, Cornerstone has a lack of segregation of duties, in that the controller: (a) prepares bank reconciliations; (b) maintains control of the inventory; (c) records amounts into the sub-ledgers; (d) processes purchase orders, (e) oversees receiving; (f) processes vendor invoices; and (g) maintains vendor master files. Due to the significance of the potential for misstatement, and the significance of the controls over accounts payable and expenditures to the preparation of reliable financial statements, there is more than a remote likelihood that a material misstatement of the interim and annual financial statements would not be prevented or detected.
3. The Company identified a material weakness related to the design and operating effectiveness of internal controls over inventory. Cornerstone does not maintain an inventory tracking system (subledger), so it cannot perform a reconciliation to the general ledger (including a review and approval of the reconciliation and related journal entries to the general ledger/inventory subledger). Cornerstone does not maintain an inventory master list, and does not perform a matching of the receipts with the purchase order and bill of lading. Also, Cornerstone does not perform a quality inspection of received inventory. Management does not review and approve the entries to record the receipt of inventory in the general ledger, and does not review the inventory records to ensure that all issuances are properly approved (no subledger). Finally, during the financial statement audit we identified an overstatement of inventory. Due to the significance of the actual misstatement identified and the potential for further misstatement, and the significance of the controls over inventory to the preparation of reliable financial statements, there is more than a remote likelihood that a material misstatement of the interim and annual financial statements would not be prevented or detected.
4. The Company identified a material weakness related to the design and operating effectiveness of internal controls over financial closing and reporting. Not all of Cornerstone’s journal entries have adequate support, nor does management approve all journal entries. Cornerstone did not include all required items in its monthly closing binder(s), (e.g. bank reconciliations, bank statements, and the reconciliation for intercompany accounts, among others). Cornerstone did not provide any supporting inventory documentation as a part of the financial package, and it did not perform a sales and expenses cutoff review. Due to the significance of the potential for misstatement, and the significance of the controls over financial closing and reporting to the preparation of reliable financial statements, there is more than a remote likelihood that a material misstatement of the interim and annual financial statements would not be prevented or detected.
5. The Company identified a material weakness related to the design and operating effectiveness of internal controls over fixed assets. Cornerstone has a fixed asset policy, but it has no evidence of its review and/or approval by senior management (e.g. corporate controller or CFO). Management did not distribute the fixed asset policy to the accounts payable clerk, who codes and records fixed asset purchases to the general ledger. Cornerstone did not complete capital expenditure forms for all fixed asset acquisitions. We noted that one asset was purchased using the expense reimbursement process, and was not recorded in the transaction by vendor report. Cornerstone does not perform (and management does not review and approve) a reconciliation of fixed assets and accumulated depreciation. In addition, management does not review the fixed asset ledger at least quarterly to ensure compliance with fixed asset policy. Cornerstone does not perform a fixed asset inventory, with the related documentation and approval, including any required entries to record impairments/disposals adjustments. Management did not document their approval for all disposals of fixed assets. Management does not review the purchase journal and invoices to ensure that fixed assets are recorded in the proper period. Management does not review the monthly depreciation expense journal entry prepared by the controller as part of the monthly closing and journal entry review processes. Further, the depreciation journal entry and support is not put into a monthly binder and reviewed quarterly by the corporate controller. Due to the significance of the potential for misstatement, and the significance of the controls over fixed assets to the preparation of reliable financial statements, there is more than a remote likelihood that a material misstatement of the interim and annual financial statements would not be prevented or detected.

6. The Company identified a material weakness related to the design effectiveness of internal controls over payroll. Cornerstone does not authorize the hiring of contract staff in advance. Management does not review the employee master file or the time keeping information. Cornerstone does not reconcile time sheets to paychecks, and does not monitor the distribution of paychecks. Due to the significance of the potential for misstatement, and the significance of the controls over payroll to the preparation of reliable financial statements, there is more than a remote likelihood that a material misstatement of the interim and annual financial statements would not be prevented or detected.
Home Solutions Restoration of Florida
1. The Company identified a material weakness related to the design and operating effectiveness of internal controls over accounts payable and expenditures at Home Solutions Restoration of Florida (“HSR FL”). HSR FL does not use purchase orders forms and purchasing logs are not used. We noted that for several of the purchases, invoices were not date stamped. Also, we noted several invoices did not include evidence of payment approval, several voucher packages were not stamped as paid, invoices were not account coded, wire transfers were not approved by management, and HSR FL’s president’s expense reports were not approved by the CEO or Corporate Controller. Also, HSR FL’s accounts payable system does not prevent duplicate invoice entry. Finally, during the financial statement audit we identified an over accrual of CRUM staff leasing fees in September 2006. Due to the significance of the actual misstatement identified and the potential for further misstatement, and the significance of the controls over accounts payable and expenditures to the preparation of reliable financial statements, there is more than a remote likelihood that a material misstatement of the interim and annual financial statements would not be prevented or detected.
Home Solutions Restoration of Louisiana
1. The Company identified a material weakness related to the design and operating effectiveness of internal controls over accounts payable and expenditures at Home Solutions Restoration of Louisiana (“HSR LA”). HSR LA does not use purchase requisitions and purchase orders to authorize purchases. We noted that many invoices lacked evidence of the date stamp and the approval to pay. Management does not review the check sequence of each check register for gaps, nor do they review goods/services received but not invoiced as part of the accrual process. We noted that several wire transfers were not approved by corporate management. Also, one employee has the ability to both initiate and authorize a wire transfer. We further noted that HSR LA’s president’s expense reports were not approved by corporate management. Due to the significance of the potential for misstatement, and the significance of the controls over accounts payable and expenditures to the preparation of reliable financial statements, there is more than a remote likelihood that a material misstatement of the interim and annual financial statements would not be prevented or detected.
PW Stephens
1. The Company identified a material weakness related to the design and operating effectiveness of internal controls over accounts payable and expenditures at PW Stephens (“PWS”). We noted that several vendors did not have a corresponding new vendor maintenance form on file, and at least one vendor maintenance form was not approved by management. Further, we noted an inconsistency between the vendor master file and the vendor source document (W9). PWS does not timely prepare or review weekly check registers. We were unable to verify the security of unused check stock as of December 31, 2006. Also, one employee has the ability to both initiate and authorize a wire transfer. Due to the significance of the potential for misstatement, and the significance of the controls over accounts payable and expenditures to the preparation of reliable financial statements, there is more than a remote likelihood that a material misstatement of the interim and annual financial statements would not be prevented or detected.
2. The Company identified a material weakness related to the design and operating effectiveness of internal controls over accounts receivable and sales. We noted that management did not approve several customer contracts, review the cash receipts log, or verify that cash receipts are posted to the correct account. Management does not independently review the reconciliation of invoices to the accounts receivable subledger or the accounts receivable subledger to the general ledger. Due to the significance of the potential for misstatement, and the significance of the controls over accounts receivable and sales to the preparation of reliable financial statements, there is more than a remote likelihood that a material misstatement of the interim and annual financial statements would not be prevented or detected.

Southern Exposure
1. The Company identified a material weakness related to the design and operating effectiveness of internal controls over accounts payable and expenditures at Southern Exposure (“SE”). Management does not independently verify that invoices are properly coded, and does not review the check register or the sequence of each check register for gaps. We noted that SE’s president’s expense reports were not approved by corporate management. SE has no procedure to address how spoiled checks are treated (i.e., voided to prevent reuse and filed). SE has three repetitive wire transfer templates set up with the bank. Also, SE has no segregation of duties between the individual initiating and releasing the wire transfer. Finally, we noted that the largest vendor statement did not agree to the general ledger accounts payable balance. Due to the significance of the potential for misstatement, and the significance of the controls over accounts payable and expenditures to the preparation of reliable financial statements, there is more than a remote likelihood that a material misstatement of the interim and annual financial statements would not be prevented or detected.
2. The Company identified a material weakness related to the design and operating effectiveness of internal controls over accounts receivable and sales. Management does not approve order forms and quotation analyses or credit memos, nor do they review invoices or verify that cash receipts are posted against the appropriate receivables. SE does not reconcile billings to the accounts receivable subledger. Finally, SE does not have proper segregation of duties, in that the VP of Operations and VP of Administration have custody of cash and recording responsibilities, and the VP of Operations performs bank reconciliations. Due to the significance of the potential for misstatement, and the significance of the controls over accounts payable and expenditures to the preparation of reliable financial statements, there is more than a remote likelihood that a material misstatement of the interim and annual financial statements would not be prevented or detected.
3. The Company identified a material weakness related to the design and operating effectiveness of internal controls over financial closing and reporting. We noted that certain chart of accounts addition forms were not approved by management and the reasons for the changes were not documented. Corporate management does not perform a quarterly review of the chart of accounts. Management is not certain who is responsible for performing all control activities, as journal entries were signed by an employee not involved in the review process. The VP of Operations does not agree the financial statement package to the general ledger nor the trial balance. SE does not perform a cut-off review for sales. Due to the significance of the potential for misstatement, and the significance of the controls over financial closing and reporting to the preparation of reliable financial statements, there is more than a remote likelihood that a material misstatement of the interim and annual financial statements would not be prevented or detected.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and the financial statement schedule listed in the index at Item 15(a)(2) of the Company as of and for the year ended December 31, 2006. This report does not affect our report on such consolidated financial statements and financial statement schedule.
In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2006. Our audit also included the financial statement schedule of the Company listed in the index at Item 15(a)(2) as of and for the year ended December 31, 2006. Our report dated March 16, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.
/s/ KMJ Corbin & Company LLP
Irvine, California
March 16, 2007

ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to the information included and referenced under the following captions in the Company’s Proxy Statement on Schedule 14A for the 2007 Annual Meeting of Stockholders:

Item	Caption in the 2007 Proxy Statement
10	Election of Directors and Related Matters

10	Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance

11	Executive Compensation

12	Stock Ownership

12	Executive Compensation – Equity Compensation Plan

13	Certain Transactions

14	Appointment of Independent Auditors
ITEM 11. EXECUTIVE COMPENSATION
See Item 10 above.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See Item 10 above.
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
See Item 10 above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
See Item 10 above.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Report:
(1. Financial Statements
The consolidated balance sheets of Home Solutions of America, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years ended December 31, 2006, 2005 and 2004, together with the accompanying Notes to Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm of this Report.
(2. Schedules
The following financial statement schedule is filed as part of the Form 10-K: Schedule II— Valuation and Qualifying Accounts. All other schedules are omitted because they are not applicable or not required or the information required to be set forth therein is included in the consolidated financial statements referenced above in section (a) (1) of this Item 15.
(3. Exhibits
The information on exhibits required by this Item 15 is set forth in the Index to the Exhibits of this Report.
INDEX TO EXHIBITS
2.1	Stock Purchase Agreement among Fireline Restoration, Inc., Brian Marshall and Home Solutions of America, Inc. dated July 31, 2006 (effective July 1, 2006); (filed with the SEC on August 4, 2006 as Exhibit 2.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

2.2	Agreement and Plan of Merger among Home Solutions of America, Inc., Home Solutions Restoration of Louisiana, Inc., Associated Contractors II, LLC, Stephen Scott Sewell, William Aaron Bennett, William E. Edwards, William J. Bennett and BNOB Construction Services, LLC, dated as of October 26, 2006 (filed with the SEC on November 1, 2006 as Exhibit 2.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

3(i).1	Certificate of Incorporation of the Company, as restated on July 31, 2001 (filed with the SEC on July 9, 2001 as Exhibit A to the Company’s Information Statement on Schedule 14C and incorporated herein by reference).

3(i).2	Certificate of Amendment to the Certificate of Incorporation of Nextgen Communications Corporation, changing the corporation’s name to “Home Solutions of America, Inc.”, as filed with the Secretary of State of Delaware on December 23, 2002 (filed with the SEC on December 22, 2002 as Exhibit A to the Company’s Information Statement on Schedule 14C and incorporated herein by reference).

3(i).3	Certificate of Amendment to the Restated Certificate of Incorporation of Home Solutions of America, Inc. as filed with the Delaware Secretary of State on June 16, 2006 (filed with the SEC on July 14, 2006 as Exhibit 3.3 to the Company’s Registration Statement on Form 8-A and incorporated herein by reference).

3(ii).4	Amended and Restated Bylaws of the Company, as amended on April 4, 2006 (filed with the SEC on May 15, 2006 as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q and incorporated herein by reference).

4.1	Warrant Certificate issued by Home Solutions of America, Inc. to Stephen Scott Sewell, William Aaron Bennett, William E. Edwards, William J. Bennett and BNOB Construction Services, LLC, dated as of October 26, 2006 (filed with the SEC on November 1, 2006 as Exhibit 4.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.1	Form of Restricted Stock Purchase Agreement between Home Solutions of America, Inc. and its Directors (filed with the SEC on November 14, 2006 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q and incorporated herein by reference).

10.2	Board Compensation Plan (filed with the SEC on November 14, 2006 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.3	Promissory Note issued by Home Solutions of America, Inc. to Brian Marshall in the principal amount of $21,650,000, dated as of July 1, 2006 (the effective date) (filed with the SEC on August 4, 2006 as Exhibit 10.01 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.4	Employment Agreement among Home Solutions of America, Inc., Fireline Restoration, Inc. and Brian Marshall dated as of July 1, 2006 (the effective date) (filed with the SEC on August 4, 2006 as Exhibit 10.02 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.5	Amended and Restated Employment Agreement between Home Solutions of America, Inc. and Frank J. Fradella dated September 8, 2006) (filed with the SEC on September 14, 2006 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.6	Amended and Restated Employment Agreement between Home Solutions of America, Inc. and Rick J. O’Brien dated September 8, 2006 ) (filed with the SEC on September 14, 2006 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.7	Amended and Restated Employment Agreement between Home Solutions of America, Inc. and Jeffrey M. Mattich dated September 8, 2006 ) (filed with the SEC on September 14, 2006 as Exhibit 10.3 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.8	Executive Employment Agreement by and among Home Solutions Restoration of Louisiana, Inc., Home Solutions of America, Inc. and Stephen Scott Sewell, dated as of October 26, 2006 (filed with the SEC on November 1, 2006 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.9	Credit Agreement among Home Solutions of America, Inc., Texas Capital Bank, National Association, Amegy Bank, N.A., Bank of Oklahoma, NA, and Compass Bank, dated as of November 1, 2006 (filed with the SEC on November 7, 2006 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.10	Promissory Note Revolving Credit Commitment issued by Home Solutions of America, Inc., to the order of Texas Capital Bank, National Association in the principal amount of $22,500,000.00 dated November 1, 2006 (filed with the SEC on November 7, 2006 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference)..

10.11	Promissory Note Revolving Credit Commitment issued by Home Solutions of America, Inc., to the order of Amegy Bank, N.A. in the principal amount of $11,250,000.00 dated November 1, 2006. (filed with the SEC on November 7, 2006 as Exhibit 10.3 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.12	Promissory Note Revolving Credit Commitment issued by Home Solutions of America, Inc., to the order of Bank of Oklahoma, NA in the principal amount of $3,748,500.00 dated November 1, 2006 (filed with the SEC on November 7, 2006 as Exhibit 10.4 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.13	Promissory Note Revolving Credit Commitment issued by Home Solutions of America, Inc., to the order of Compass Bank in the principal amount of $7,501,500.00 dated November 1, 2006 (filed with the SEC on November 7, 2006 as Exhibit 10.5 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.14	Promissory Note Term Loan Commitment issued by Home Solutions of America, Inc., to the order of Texas Capital Bank, National Association in the principal amount of $7,500,000.00 dated November 1, 2006 (filed with the SEC on November 7, 2006 as Exhibit 10.6 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.15	Promissory Note Term Loan Commitment issued by Home Solutions of America, Inc., to the order of Amegy Bank, N. A. in the principal amount of $3,750,000.00 dated November 1, 2006 (filed with the SEC on November 7, 2006 as Exhibit 10.7 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.16	Promissory Note Term Loan Commitment issued by Home Solutions of America, Inc., to the order of Bank of Oklahoma, NA in the principal amount of $1,251,500.00 dated November 1, 2006 (filed with the SEC on November 7, 2006 as Exhibit 10.8 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.17	Promissory Note Term Loan Commitment issued by Home Solutions of America, Inc., to the order of Compass Bank in the principal amount of $2,498,500.00 dated November 1, 2006 (filed with the SEC on November 7, 2006 as Exhibit 10.9 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.18	Pledge and Security Agreement among Home Solutions of America, Inc., Cornerstone Marble & Granite, Inc., Fiber-Seal Systems, L.P., Fireline Restoration, Inc., Home Solutions Restoration of Louisiana, Inc., P.W. Stephens, Inc., Southern Exposure Unlimited of Florida, Inc., S.E. Tops of Florida, Inc., FSS Holding Corp. and Southern Exposure Holdings, Inc. for the benefit of Texas Capital Bank, National Association, dated November 1, 2006 (filed with the SEC on November 7, 2006 as Exhibit 10.10 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.19	Guaranty Agreement among Cornerstone Marble & Granite, Inc., Fiber-Seal Systems, L.P., Home Solutions Restoration of Louisiana, Inc., P.W. Stephens, Inc., Southern Exposure Unlimited of Florida, Inc., S.E. Tops of Florida, Inc., FSS Holding Corp., Southern Exposure Holdings, Inc. and Fireline Restoration, Inc., for the benefit of Texas Capital Bank, National Association, dated November 1, 2006 (filed with the SEC on November 7, 2006 as Exhibit 10.11 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.20	Restricted Stock Purchase Agreement between Home Solutions of America, Inc. and Brian Marshall dated December 12, 2006 (filed with the SEC on December 18, 2006 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.21	Restricted Stock Purchase Agreement between Home Solutions of America, Inc. and Scott Sewell dated December 12, 2006 (filed with the SEC on December 18, 2006 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.22	Separation Agreement and Release between Home Solutions of America, Inc. and Rick J. O’Brien, dated March 2, 2007 (filed with the SEC on March 5, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

14.1	First Amended and Restated Code of Ethics (filed with the SEC on December 18, 2006 as Exhibit 10.3 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

21.1	Subsidiaries of the registrant. +

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer. +

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Principal Officer. +

32.1	Section 1350 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

32.2	Section 1350 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

+	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME SOLUTIONS OF AMERICA, INC.

March 16, 2007	By:	/s/ Frank J. Fradella

Frank J. Fradella
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Frank J. Fradella Frank J. Fradella	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2007

/s/ Jeffrey M. Mattich Jeffrey M. Mattich	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2007

/s/ Michael S. Chadwick Michael S. Chadwick	Director	March 16, 2007

/s/ Willard W. Kimbrell Willard W. Kimbrell	Director	March 16, 2007

/s/ Brian Marshall Brian Marshall	Director and Senior Vice President	March 16, 2007

/s/ Patrick A. McGeeney Patrick A. McGeeney	Director	March 16, 2007

/s/ Charles P. McCusker, Jr. Charles P. McCusker, Jr.	Director	March 16, 2007

/s/ Stephen S. Sewell Stephen S. Sewell	Director	March 16, 2007

HOME SOLUTIONS OF AMERICA, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Year	Expenses	Deductions	Year

Allowance for doubtful accounts:
Year ended December 31, 2004	$72	$44	$11	$105
Year ended December 31, 2005	105	495	530	70
Year ended December 31, 2006	70	2,823	273	2,693