Form 10-Q
period 2007-03-31
HOME SOLUTIONS OF AMERICA INC
filed 2007-05-10
CIK 855424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act of 1934
For the transition period from __________ to __________
Commission file number     001-31711
HOME SOLUTIONS OF AMERICA, INC.

(Exact name of registrant as specified in its charter)

Delaware	99-0273889

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1500 Dragon Street Suite B, Dallas, Texas 75207

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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐       No ☑
The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of May 10, 2007 was 47,327,683.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Home Solutions of America, Inc.
Consolidated Balance Sheets
(Dollars and shares in thousands, except per share data)

	March 31,	December 31,
	2007	2006
Assets	(unaudited)	(audited)
Current assets:
Cash	$5,540	$8,713
Accounts receivable, net	67,544	58,106
Current portion of notes receivable	1,093	703
Inventories	3,408	4,000
Prepaid expenses and other current assets	6,126	4,654
Costs in excess of billings	14,981	6,292
Deferred tax asset	1,269	1,337

Total current assets	99,961	83,805

Property and equipment, net	6,284	6,129
Intangibles, net	12,742	8,732
Goodwill	118,026	122,500
Notes receivable, net of current portion	—	750
Other assets	778	809

	$237,791	$222,725

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$21,499	$15,608
Billings in excess of costs	3,713	688
Current portion of debt	26,824	26,816
Current portion of capital lease obligations	284	254

Total current liabilities	52,320	43,366
Long-term Liabilities:
Debt, net of current portion	9,190	10,448
Line of credit	15,111	13,111
Amounts due to seller	8,736	9,855
Deferred tax liabilities	890	890
Capital lease obligations, net of current portion	1,023	929

Total liabilities	87,270	78,599
Minority interest	317	237

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 100,000 shares authorized; 47,327 and 47,297 shares issued and outstanding, respectively	47	47
Additional paid-in capital	141,104	140,497
Retained earnings	9,053	3,345

Total stockholders’ equity	150,204	143,889

	$237,791	$222,725

See Notes to Consolidated Financial Statements.

Home Solutions of America, Inc.
Consolidated Statements of Income
(Dollars and shares in thousands, except per share data)
(unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
Net sales	$39,931	$19,280

Costs and expenses:
Cost of sales	20,206	9,332
Selling, general and administrative expenses	9,185	5,949

	29,391	15,281

Operating income	10,540	3,999

Other income (expense), net:
Loss on sale of assets	(7)	(2)
Interest income	63	51
Interest expense	(1,105)	(60)
Other income, net	24	25

Total other (expense) income, net	(1,025)	14

Income from continuing operations before income taxes and minority interest	9,515	4,013

Income taxes	(3,652)	(1,413)
Minority interest	(155)	(258)

Income before discontinued operations	5,708	2,342

Gain on disposal, net of loss from discontinued operations, net of taxes	—	781

Net income	$5,708	$3,123

Net income available to common shareholders:
Basic	$5,708	$3,123

Diluted	$5,708	$3,123

Basic earnings per share:
Income from continuing operations	$0.12	$0.07
Gain from discontinued operations, net of taxes	—	0.02

	$0.12	$0.09

Diluted earnings per share:
Income from continuing operations	$0.12	$0.06
Gain from discontinued operations, net of taxes	—	0.02

	$0.12	$0.08

Weighted average number of common shares outstanding:
Basic	47,322	35,898
Diluted	48,084	40,702
See Notes to Consolidated Financial Statements.

Home Solutions of America, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
Cash Flows from Operating Activities
Net income	$5,708	$3,123
Adjustments-
Depreciation and amortization	681	428
Minority interest in income of consolidated subsidiary	155	258
Provision for doubtful accounts	—	1,200
Loss on sale of assets	12	2
Stock-based compensation	673	154
Gain on sale of discontinued operations	—	(1,698)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(9,438)	(1,352)
Prepaid expenses and other current assets	(1,575)	301
Costs in excess of billings, net	(5,664)	—
Inventories	592	(523)
Other assets	31	721
Deferred tax asset	68	—
Accounts payable and accrued expenses	5,965	(2,191)

Net cash (used in) provided by operating activities	(2,792)	423

Cash Flows from Investing Activities
Cash received under note receivable	360	650
Cash acquired in acquisition, net of cash paid	—	87
Purchases of property and equipment	(230)	(97)

Net cash provided by investing activities	130	640

Cash Flows from Financing Activities
Principal payments on debt and capital leases	(1,354)	(2,083)
Proceeds on line of credit, net of repayments	2,000	—
Excess tax benefit from options exercises	—	218
Proceeds from exercise of warrants and options	37	250
Payments on amounts due to seller	(1,119)	—
Distributions to minority stockholder	(75)	(487)

Net cash used in financing activities	(511)	(2,102)

Net decrease in cash	(3,173)	(1,039)

Cash at beginning of period	8,713	8,225

Cash at end of period	$5,540	$7,186

See Notes to Consolidated Financial Statements.

Home Solutions of America, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	For the Three Months Ended
	March 31,
	2007	2006

Cash paid for:
Interest	$654	$389
Income taxes	$106	$59

Supplemental schedule of non-cash investing and financing activities:
Issuance of stock for conversion of debt and accrued interest	$—	$902
Fixed assets acquired through debt and capital lease obligations	$228	$104
Deferred gain on discontinued operations	$—	$1,433
Issuance of notes payable for acquisition	$—	$725
Reclassification of goodwill to intangibles	$4,400	$—
Goodwill adjustment	$74	$—
See Notes to Consolidated Financial Statements.

Home Solutions of America, Inc.
Notes to Consolidated Financial Statements
March 31, 2007
(Unless otherwise indicated, dollars and shares in thousands, except per share data)
(unaudited)
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying condensed consolidated financial statements have been prepared in accordance with the regulations for interim financial information of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which consist only of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year.
Company Description and Nature of Operations
Home Solutions of America, Inc. (“Home Solutions”, or “the Company”), a Delaware corporation, is a provider of restoration, construction and interior services to commercial and residential areas that are (i) prone to flooding, hurricanes, tornados, fires or other naturally occurring and repetitive weather related emergencies, and/or (ii) experiencing robust commercial or residential development. With operations in the South, Gulf Coast regions and California, we believe that the Company is well positioned to capitalize on the growing demand for our suite of restoration, construction and interior services business segments. We seek to expand our core service offerings through the future acquisition of strategic, specialized, profitable and well-managed companies operating in our target markets and business segments with a proven history of internal growth.
The Company’s business consists of two integrated service offerings: (i) restoration and construction services and (ii) interior services. See Note 7 — Segment Reporting for additional segment information.
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
The Company’s restoration services include catastrophic storm response, clean up and removal of debris, initial set up services in an impacted area (including power, lodging, sustenance and training), water mitigation, drying, dehumidification and preparing affected areas for the next stage of restoration and rebuilding. We have trained employees who provide onsite first response to respond to fire, water and weather-related emergencies in our target markets to both commercial and residential clients. These services are primarily provided through our wholly-owned subsidiaries, Fireline Restoration, Inc. (“Fireline”), which we acquired effective July 1, 2006 pursuant to an acquisition closed on July 31, 2006, and Home Solutions Restoration of Louisiana, Inc. (“HSR of Louisiana”), which commenced operations in September 2005 in connection with the acquisition of substantially all the assets of Florida Environmental Remediation Services, Inc. (“FERS”). In October 2006, HSR of Louisiana purchased Associated Contractors, LLC (“Associated”) to expand its business development and general contracting capabilities. Our restoration services are currently provided in the areas of Florida, Louisiana, Mississippi, Alabama, Georgia, South Carolina, Texas and California.

Our restoration services include servicing the next stage of the project after the initial clean up and catastrophic storm response. Restoration services include water, fire and wind restoration, mold remediation, contents restoration, air decontamination, asbestos and lead paint removal, cleaning, drying, and deodorization of carpet and furniture and moving and storage services. Fireline, which specializes in disaster recovery services and insurance estimates and repairs for commercial, industrial and residential properties, is certified in multiple aspects of the restoration industry, including smoke, fire, water and mold. Fireline and HSR of Louisiana are licensed as general contractors in Florida and Louisiana, respectively, and offer full interior and exterior restoration and reconstruction services in those states. Restoration business segment services are also provided through PW Stephens, Inc. (“PWS”) and Fiber Seal Systems, L.P. (“FSS”), two of our wholly-owned subsidiaries. PWS provides water and fire restoration services, air decontamination and removal of mold, asbestos and lead paint in California and, to a lesser extent, in Florida, and FSS provides cleaning, drying and deodorization of carpet and furniture as well as moving and storage services in 24 states and the District of Columbia.
We provide the following recovery and restoration services:
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

Interior Services
Through our wholly-owned subsidiaries, Southern Exposure Unlimited of Florida, Inc. (“Southern Exposure”) and Cornerstone Marble and Granite, Inc. (formerly known as Cornerstone Building and Remodeling, Inc. (“Cornerstone”), we offer cabinet and countertop installation services. Southern Exposure manufactures and installs a high-end product line of cabinets and countertops. Our position in this market was strengthened in March 2005 through the acquisition of Cornerstone, which installs custom marble and granite countertops for residential customers. Currently, we manufacture cabinets and install cabinets and kitchen countertops for Centex Corporation (“Centex”), one of the largest homebuilders in the nation, in its southwest Florida market. We also install granite countertops for Home Depot, Inc. (“Home Depot”) in Florida, Georgia, Alabama and South Carolina. The Home Depot contract may be terminated at any time upon notice to us. Furthermore, Home Depot is not obligated to use our services under these contracts. We have no contract with Centex, and Centex is not obligated to buy our products or use our services. We also have granite fabrication and installation operations in Southern California which services the residential and multi-family markets.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Home Solutions and its wholly and 50% owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The minority owner’s interest in a subsidiary has been reflected as minority interest in the accompanying consolidated balance sheets.
Fair Value of Financial Instruments
The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America. For certain of the Company’s financial instruments, including cash, accounts receivable, notes receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The fair values of long-term debt and capital lease obligations approximate their carrying values due to their short-term maturities or their generally variable interest rate terms.
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
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and receivables. The Company places its cash with financial institutions and may exceed the Federal Deposit Insurance Corporation (“FDIC”) $100 insurance limit. At March 31, 2007, the Company had approximately $5,009 in these accounts in excess of the FDIC insurance limits.
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
One customer accounted for approximately 11% of total sales for the three months ended March 31, 2007. For the same period in 2006, two customers accounted for approximately 25% and 22% of total sales, and one customer accounted for approximately 56% of accounts receivable.
In June 2006, Southern Family Insurance (“Southern”) was placed in liquidation. Southern was the insurance carrier on Fireline’s two significant customers. At March 31, 2007, the Company had net accounts receivable from these customers aggregating approximately $26,000. In order to protect its interests the Company has filed a claim with the Florida Insurance Guarantee Association (“FIGA”). Southern was an admitted insurance carrier in Florida and state statutes insures the payment of valid claims by the FIGA. FIGA has certified the Company’s claims as valid. Should the Company be unable to collect the balances due, it may have to initiate legal action. Unpaid balances related to this receivable or any other account receivable balance acquired up to a maximum of $19,400 would reduce the payment due on the note payable to the seller of Fireline. In addition, to the right of offset against the seller note, the Company has filed its lien rights against the property in which the work related to the largest FIGA claim was performed. The Company estimates that the amounts collected will be between $24,000 and $30,000 and that any amounts not collected will be applied against the amounts due on the note payable to the seller.
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

Long-Lived Assets
The Company’s management assesses the recoverability of its long-lived assets upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At March 31, 2007, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.
Inventories
Inventories consist almost entirely of granite slabs and are valued at the lower of cost or market. As part of the valuation process, excess and slow-moving inventories are reduced to their estimated net realizable value.
Intangibles
Identifiable intangibles acquired in connection with business acquisitions accounted for under the purchase method are recorded at their respective fair values. The Company is amortizing the identifiable intangibles over their estimated useful lives, ranging from six to twenty years. Intangibles consist of the following at March 31, 2007:

			Estimated Useful
	Balance		Life (Years)

Trade name	$4,540		15
Customer list	8,300	(1)	15
Supply agreement	1,350		20
Non-compete	641	(1)	6

	14,831
Accumulated amortization	(2,089)

	$12,742

(1)
Additions during the three months ended March 31, 2007 to identifiable intangible assets are based on the Company’s estimate pending a final valuation analysis expected to be completed by June 30, 2007.

Amortization expense totaled $390 and $226 for the three months ended March 31, 2007 and 2006, respectively. The estimated amortization for each of the next five years approximates $750.
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

The changes in the carrying amount of goodwill for the three months ended March 31, 2007 are as follows:

Balance as of December 31, 2006	$122,500
Goodwill adjustment related to acquisitions	(74)
Preliminary estimate of identifiable intangibles related to the Fireline and Associated acquisitions (1)	(4,400)

Balance as of March 31, 2007	$118,026

(1)	See discussion above
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
Fireline and HSR of Louisiana recognize revenue from certain jobs using the percentage-of-completion method. Under the percentage-of-completion method, revenues with respect to individual contracts are recognized in the proportion that costs incurred to date bear to total estimated costs and progress towards completion. These estimates are dependent upon judgments including material costs and quantities, labor productivity, subcontractor performance and other costs. In addition, disputes on our projects can and sometimes do occur with our customers, subcontractors and equipment vendors that require significant judgment as to the ultimate resolution and may take an extended period of time to resolve. As projects are executed, estimates of total revenues and total costs at completion are refined and revised. These estimates change due to factors and events affection execution and often include estimates for resolution of disputes that may be settled in negotiations or through arbitration, mediation or other legal methods. The percentage-of-completion method requires that adjustments to estimated revenues and costs, including estimated claim recoveries, be recognized on a cumulative basis, when the adjustments are identified. When these adjustments are identified near or at the end of a project, the full impact of the change in estimate would be recognized as a change in the gross profit on the contract in that period. This can result in a material impact on our results for a single reporting period. General and administrative costs are not allocated to contract costs and are charged to expense as incurred.
Costs in Excess of Billings
Uncompleted contracts at March 31, 2007 were as follows:

Costs incurred on uncompleted contracts	$51,603
Estimated earnings	19,571

71,174
Billings to date	(59,906)

$11,268

Costs in excess of billings	$14,981
Billings in excess of costs	(3,713)

$11,268

Stock-Based Compensation
At March 31, 2007, the Company maintained two shareholder approved stock-based incentive compensation plans that permit the issuance of equity-based compensation awards to employees, qualified consultants and directors, including stock options and stock purchase rights.
The Company accounts for employee and director stock-based compensation under the fair value recognition provisions of SFAS No. 123(R), Share Based Payment. Compensation cost recognized in the three months ended March 31, 2007 includes: (a) compensation cost for all share-based payments granted and not yet vested prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 Accounting for Stock-Based Compensation, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Since stock-based compensation expense recognized in the statements of income for the three months ended March 31, 2007 and 2006 is based on awards ultimately expected to vest, the compensation expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the quarters ended March 31, 2007 and 2006 of approximately 2% was based on historical forfeiture experience and estimated future employee forfeitures.
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
Stock Plans
The Company maintains the 1998 Stock Option Plan (the “1998 Plan”) and the 2001 Stock Plan (the “2001 Plan” and collectively, the “Stock Plans”). The Stock Plans are shareholder approved stock-based incentive compensation plans that permit the issuance of equity-based compensation awards, including incentive stock options, nonqualified stock options and stock purchase rights. Under the Stock Plans, incentive stock options have been granted to employees, and non-qualified stock options have been granted to employees, qualified consultants and board members. Stock purchase rights, which are available under the 2001 Plan, have been granted to directors and employees. The compensation committee serves as the administrator of the 1998 Plan, and the entire board of directors serves as the administrator of the 2001 Plan. The administrator of each Stock Plan determines eligibility, vesting schedules and exercise prices for awards granted under the Stock Plan which it administers. The Company issues new shares or shares held in treasury to satisfy award exercises under its Stock Plans.
A summary of the shares reserved for grant and awards available for grant under each Stock Plan is as follows:

	March 31, 2007
	Shares Reserved	Awards Available
	for Grant	for Grant

1998 Stock Plan	3,500	393
2001 Stock Plan	6,500	3,008

	10,000	3,401

The Company issues awards to employees, qualified consultants and directors that generally vest over time based solely on continued employment or service during the related vesting period and are exercisable over a five to ten year service period. Typically, employee awards vest monthly over a three year period, although awards are sometimes granted with immediate vesting and in certain cases, vesting of awards has been accelerated. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, although in certain instances, the exercise price has been higher than the market price on the date of grant. Directors have typically received immediately vested stock purchase rights at an exercise price of $-0- per share, which are subject to forfeiture on a proportionate basis in the event that a director’s service terminates prior to the end of the current board term.
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

	For the Three Months Ended March 31,
	2007	2006

Expected term (in years)	—	10
Expected volatility	—	80%
Risk-free interest rate	—	4.5%
Dividend yield	—	—

A summary of activity under the Stock Plans and changes during the three months ended March 31, 2007 is presented below. See Note 5 — Equity for additional information:

	March 31, 2007
		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding at December 31, 2006	1,897	$4.31
Granted	—	—
Cancelled/forfeited	(60)	6.85
Exercised	(32)	1.48		$153

Outstanding at March 31, 2007	1,805	$4.27	7.0	$1,989

Options vested and expected to vest	1,787	$4.27	7.0	$1,969

Options exercisable at end of period	1,170	$3.40	4.3	$1,577

As of March 31, 2007, there was $3,392 of total unrecognized compensation cost, net of forfeitures, related to employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 1.9 weighted average years. The total fair value of shares vested during the three months ended March 31, 2007 was $327, net of an estimated forfeiture rate of 2%.
Summary of Restricted Stock Awards
Restricted stock awards are independent of option grants and are generally subject to forfeiture of unvested shares if employment terminates or a member of the Company’s board of directors resigns prior to the release of the restrictions. The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.

Nonvested restricted stock awards as of March 31, 2007 and changes during the three months ended March 31, 2007 were as follows (in thousands, except weighted average grant date fair value):

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value

Nonvested at December 31, 2006	203	$6.40
Granted	—	—
Vested	(47)	6.47
Forfeited	—	—

Nonvested at March 31, 2007	156	$6.37

As of March 31, 2007, there was $994 of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.25 years. The Company recorded $302 and $-0- of compensation expense during the three months ended March 31, 2007 and 2006, respectively, related to the vesting of restricted stock awards and the Company’s obligation to issue restricted stock awards.
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

The following table reconciles BEPS and DEPS and the related weighted average number of shares outstanding for the three months ended March 31, 2007:

	For the Three Months Ended March 31, 2007
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount

Basic EPS:
Net income	$5,708

Income available to common stockholders	5,708	47,322	$0.12

Effect of dilutive securities:
Options and warrants	—	762

Diluted EPS:
Income available to common stockholders	$5,708	48,084	$0.12

The following table reconciles BEPS and DEPS and the related weighted average number of shares outstanding for the three months ended March 31, 2006:

	For the Three Months Ended March 31, 2006
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount

Basic EPS:
Net income	$3,123

Income available to common stockholders	3,123	35,898	$0.09

Effect of dilutive securities:
Options and warrants	—	4,804

Diluted EPS:
Income available to common stockholders	$3,123	40,702	$0.08

Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The Company will adopt SFAS No. 159 in the first quarter of 2008, is still evaluating the effect, if any, on its consolidated financial position and consolidated results of operations and has not yet determined its impact.
The Company recorded a tax provision of $3,652 and $1,413 for the three months ended March 31, 2007 and 2006, respectively. The effective tax rates for the Company were 38.4% and 35.2% for the three months ended March 31, 2007 and 2006, respectively.
The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007, the first day of fiscal 2007. The Company has performed a preliminary analysis of the effect of adopting FIN 48 and believes it to be insignificant.
The Company files tax returns with federal and state jurisdictions. The Company is no longer subject to Internal Revenue Service (“IRS”) or state examinations prior to fiscal 2003, although certain carryforward attributes that were generated prior to fiscal 2003 may still be adjusted by the IRS if they either have been or will be used in a future period.
NOTE 2 — SEGMENT INFORMATION
The Company operates in two segments: Restoration and Construction Services and Interior Services. For segment reporting, the Company combines its Restoration and Construction Services into one segment, primarily because Restoration and Construction services are closely related and are performed by the same operating subsidiaries and primarily for the same customers. The Company’s Restoration and Construction services segment includes catastrophic storm response services, water, fire and wind restoration, general contracting services, mold remediation and air decontamination provided to commercial, residential and industrial properties, as well as carpet cleaning, air duct cleaning and fabric protection services provided primarily to residential properties. The Interior Services segment includes interior services provided to commercial, residential and industrial properties and cabinet production, as well as cabinet and countertop installation services provided primarily to residential properties. See Note 7 — Segment Reporting for additional information.

NOTE 3 — NOTES RECEIVABLE
As of March 31, 2007, the Company has a note receivable with a balance of $490. The note receivable, as amended, requires payments to the Company of $150 paid in March 2006, to be followed by semi-annual payments of $188 commencing on June 30, 2006 and a final payment on December 31, 2007. The note receivable is personally guaranteed by a third party. The Company recorded this note receivable with an implicit rate of 4.55%. The Company received a principal payment of $260 in March 2007. The Company’s management does not believe a reserve is necessary at this time.
On May 24, 2006, the Company entered into an exclusive agreement with a modular housing sales agent to provide installation services for modular housing in New Orleans and surrounding areas. In connection with the agreement, the Company agreed to advance the sales agent up to $800 under a promissory note. The note required one balloon installment of all accrued but unpaid interest and all outstanding principal on August 17, 2006. In August 2006, the note was restructured to change the maturity date to February 2007, for the debtor to provide security for the indebtedness evidenced by the note, to require a portion of proceeds from sales of modular houses to be used to pay down the note, and to provide for certain other additional terms and conditions. The note is secured by real estate and modular home units and bears interest at the prime rate of interest plus 2% on a per annum basis. At March 31, 2007, the note receivable balance was $603 plus an accrued interest receivable of $50. In February 2007, the Company received a $100 principal payment on the receivable. The note is in the process of being extended to June 30, 2007.
NOTE 4 — DEBT
On March 30, 2007, the Company entered into an amendment to its credit agreement, which modified its line of credit as follows:
•
the percentage of eligible accounts receivable (as defined in the credit agreement) used to calculate the borrowing base is increased from 80% to 85% from the period from April 1, 2007 through December 31, 2007, and thereafter, is reduced to 80%; and

•
the interest rate on advances under the line of credit will remain at its current rate of prime less 0.25% until December 31, 2007, and thereafter, it will be reduced to prime less 0.50%. Prior to the modification, the credit agreement provided for the reduction in the interest rate to begin on July 1, 2007.

The Company paid a fee of $100 to the lenders providing the credit facility in connection with the amendment.
Debt consists of the following at March 31, 2007:

Line of Credit
Revolving credit note payable to bank, interest of prime less 0.25%. The note matures in November 2009. At March 31, 2007 the interest rate was 8.00%.	$15,111

Notes Payable
Note payable to bank, interest of prime less 0.25%. Interest and principal payable quarterly beginning January 1, 2007. The note matures in November 2009. At March 31, 2007 the interest rate was 8.00%. In April 2007, the Company paid $1,851 in principal and accrued interest payable on the note.	$13,750

Note payable, non-interest bearing, payable in $5 monthly installments until paid in full to the seller of FSS of Los Angeles (“FSSLA”).	145

Note payable to Brian Marshall, the Fireline seller, interest at 12% at March 31, 2007 and due January 31, 2007. Accrued interest on the outstanding principal balance is due monthly. The seller has agreed to pay interest to the Company at 8% on certain accounts receivable beginning January 31, 2007 and if the accounts receivable are uncollected as of June 30, 2007, the seller has agreed to pay the Company the outstanding balance of such accounts receivable. The note is subordinated to the Company’s credit facility. As of May 10, 2007 the note payable is outstanding and a portion of the related accounts receivable are uncollected. The Company is negotiating with Mr. Marshall to extend the maturity date of the note.
21,650

Notes and leases payable to various financial institutions, collateralized by various equipment and automobiles, bearing interest at various annual interest rates ranging from prime plus 0.75% to 13.21% with principal and interest payable in monthly installments ranging from $0.4 to $1 through March 2011.	331

Term loans with various financial institutions with interest at various annual interest rates ranging from 7.5% to 9.25%, payable in monthly installments ranging from $0.5 to $2, due through September 2009, secured by accounts receivable and equipment.	138

Total notes payable	36,104
Less current portion of notes payable	(26,824)

Non-current portion of notes payable	$9,190

NOTE 5 — EQUITY
Common Stock
During the three months ended March 31, 2007, the Company issued 25 shares of common stock for $37 in connection with the exercise of stock options.
During the three months ended March 31, 2007, the Company issued 5 shares of common stock in connection with the cashless exercise of stock options.
Pursuant to the Board Compensation Plan adopted by the board of directors in July 2006, each board member and one former board member was granted immediately exercisable stock purchase rights exercisable for 40 shares of restricted stock on July 26, 2006. Each stock purchase right represents the right to receive one share of restricted common stock at a price of $-0- per share. The stock purchase rights were exercised immediately upon grant. The restricted shares of common stock have the same voting and dividend rights as the Company’s other outstanding shares of common stock. A total of 240 shares of restricted common stock were granted to current and former directors and will vest over a period of 23 months commensurate with service as a board member over the same period. The restricted shares of common stock are subject to a lock-up agreement pursuant to which 50% are released from lock-up on December 31, 2006, and the remaining 25% are released from lock-up on December 31, 2007 and the remaining 25% on December 31, 2008. However, for the current directors the vesting of such shares is subject to continuing service as a board member. Unearned stock-based compensation related to the restricted shares is determined based on the fair value of the Company’s stock on the date of grant, which was approximately $1,524 and will be amortized to expense on a straight-line basis over the vesting period, of which approximately $199 was recognized during the three months ended March 31, 2007.
Two newly appointed board of directors were granted 28 shares of restricted common stock for their services from their appointment to the board of directors in August and October 2006, respectively, until May 31, 2007. The restricted shares of common stock are subject to a lock-up agreement pursuant to which 50% are released six months from the date of grant and the remaining 50% are released from lock-up on December 31, 2007. Unearned stock-based compensation related to the restricted shares is determined based on the fair value of the Company’s stock on the date of grant, which was approximately $172 and will be amortized to expense on a straight-line basis over the vesting period, of which approximately $103 was recognized during the three months ended March 31, 2007.

NOTE 6 — COMMITMENTS AND CONTINGENCIES
Litigation
The nature and scope of the Company’s business operations bring it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject the Company to potential litigation, which are defended in the normal course of business.
On June 20, 2006, a class action lawsuit was filed in the United States District Court for the Northern District of Texas. Home Solutions and the Chief Executive Officer, President and Chief Financial Officer of Home Solutions were named as defendants in that action. The complaint alleges claims against Home Solutions and such officers for violations of the Securities Act of 1934. The complaint alleges that the defendants disseminated false and misleading information to the public that misrepresented the accuracy of the Company’s financial condition and future revenue prospects. The complaint further alleges that the effect of the purported fraud was to manipulate Home Solution’s stock price so that the defendants could profit from the manipulation. The action seeks damages in an unspecified amount. On June 27, 2006 and on July 6, 2006, two additional class action lawsuits were filed in the United States District Court for the Northern District of Texas. Home Solutions and its directors are named as defendants in those actions. The allegations in these two additional class action lawsuits are substantially similar to those in the first lawsuit. The actions seek damages in an unspecified amount.
On January 10, 2007, the Court consolidated two of the class action cases and appointed lead plaintiffs and lead counsel for the consolidated case. On March 12, 2007, the lead plaintiffs filed a consolidated amended complaint asserting claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 against the same defendants as in the original complaints as well as against several additional defendants, including a member of the Company’s board of directors and Sanders Morris Harris Group, Inc. The consolidated amended complaint asserts that the defendants made false and misleading statements regarding certain of the Company’s contracts and acquisitions and made false statements regarding the Company’s 2006 earnings guidance. The Company intends to vigorously defend the class actions.
On June 27, 2006, a shareholder derivative case was filed against certain of the Company’s officers and directors. The derivative case is based on similar factual allegations as the securities class action cases and asserts state law fiduciary duty claims on behalf of the Company against the individual defendants for allegedly exposing the Company to liability in the securities class actions. The plaintiff is not seeking to recover damages from the Company in the derivative case but is seeking to have the Company pay his attorneys’ fees. The Company and the individual defendants have moved to dismiss the derivative action. The Company intends to vigorously defend the derivative action. It is possible that additional similar actions could be filed.
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
Indemnities and Guarantees
The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities. In connection with certain of its debt, stock purchase and other agreements, the Company has indemnified lenders, sellers, and various other parties for certain claims arising from the Company’s breach of representations, warranties, covenants and other provisions contained in the agreements. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.
Pursuant to the purchase agreement for the acquisition by HSR of Louisiana of substantially all of the assets of FERS. FERS is entitled to receive an amount (in cash or restricted common stock, at the Company’s option) equal to ten percent (10%) of the excess of the HSR of Louisiana’s earnings before interest, taxes, depreciation and amortization with respect to the acquired assets related to the business, if any, that exceed $15,000 in each of fiscal years 2006 and 2007, subject to the terms and provisions of the purchase agreement. As of March 31, 2007, no amounts had been earned or paid out under this provision. In addition, based on management’s forecast, the Company is not expected to pay any related amounts in 2007.

HSR of Louisiana acquired Associated pursuant to a plan and agreement of merger entered into and closed on October 26, 2006. The owners of Associated may earn cash of up to $9,000, up to 2,000 in common stock (upon the exercise of a warrant at an exercise price of $.01 per share) and additional cash equal to 5% of net profits on a specified contract, pursuant to the terms of the merger agreement among HSR of Louisiana, Associated, the owners of Associated and the Company. The Company also agreed to indemnify the prior owners of Associated from personal guarantees entered into in connection with the business of Associated prior to the merger and to use commercially reasonable efforts to remove such persons from the personal guarantees after the closing. As of March 31, 2007, no amounts had been earned, accrued or paid out under these provisions.
Employment Agreements
The Company has employment contracts with the Chief Executive Officer and Chief Financial Officer. The contracts provide for an annual salary of $350 and $190, respectively, and expire December 31, 2007. The agreements contain certain severance payments upon termination of employment (except for “cause”, as defined and upon the executive’s voluntary termination of employment.
Consulting Agreements
The Company has entered into a variety of consulting agreements for services to be provided to the Company in the ordinary course of business. These agreements call for option grants and/or common stock issuances and various payments upon performance of services and/or termination of the agreements (except for cause).
NOTE 7 — SEGMENT REPORTING
The Company reports its business segments based on industry classification, which are as follows:

	For the Three Months Ended
	March 31,
	2007	2006
Net sales:
Restoration and Construction Services	$31,290	$8,621
Interior Services	8,641	10,659

Total segment net sales	$39,931	$19,280

Operating Income (Loss):
Restoration and Construction Services	$12,127	$2,569
Interior Services	863	2,430
Corporate	(2,450)	(999)

Total segment operating income	$10,540	$3,999

Depreciation and amortization included in operating income (loss):
Restoration and Construction services	$454	$200
Interior Services	206	187
Corporate	21	41

Total segment depreciation and amortization	$681	$428

Identifiable assets:
Restoration and Construction Services	$192,790
Interior Services	34,290
Corporate	10,711

Total segment identifiable assets	$237,791

There were no intersegment sales. Operating income is defined as third party sales less operating expenses. All of the Company’s business activities are conducted within the United States geographic boundaries.
NOTE 8 — RELATED PARTY TRANSACTIONS
The Company leases a warehouse facility from a related party under a non-cancelable lease. The lease term is one year through July 2007 for $15 monthly. The Company also leases warehouse and administrative spaces from a related party under cancellable leases. The Company can vacate the spaces with 60 days notice to the related party.
The Company leases an aircraft from a related party pursuant to a one year operating lease entered into on June 30, 2006. The lease requires monthly payments of $75 and is cancellable with 30 days notice. The Company currently leases land and a building from a related entity for a monthly rental amount of $6 pursuant to a five year cancellable lease ending June 2011.
Amounts due to related parties at March 31, 2007 totaled $1,859. Amounts paid to related parties for various services totaled $410 for the three months ended March 31, 2007.
RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENT INCLUDED IN THIS FORM 10-Q
This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to the Company’s acquisition strategies and availability of capital to fund such strategies. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, regulatory framework, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. We refer you to the section entitled “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2006, for a list of specific factors that could cause actual results to differ materially from those indicated by our forward-looking statements made herein and presented elsewhere by management. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Furthermore, except as required by law, we do not undertake any obligation to update forward-looking statements made herein.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars and shares in thousands except per share data).
Overview
Home Solutions is a provider of restoration, construction and interior services to commercial and residential areas that are (i) prone to flooding, hurricanes, tornados, fires or other naturally occurring and repetitive weather related emergencies, and/or (ii) experiencing robust commercial or residential development. With operations in the South, Gulf Coast regions and California, we believe that the Company is well positioned to capitalize on the growing demand for our suite of restoration, construction and interior services. We seek to expand our core service offerings through the future acquisition of strategic, specialized, profitable and well-managed companies operating in our target markets and business segments with a proven history of internal growth.
Growth Strategy
Our growth strategy is to target markets that are (i) prone to flooding, hurricanes, tornados, fires or other naturally occurring and repetitive weather emergencies, and/or (ii) experiencing robust commercial or residential development, and penetrate these markets through internal growth of our existing operating subsidiaries and a well-executed acquisition program to expand the Company’s service offerings. During 2006, we significantly grew our restoration and construction business segment by acquiring Fireline, a general contractor operating in Florida and Louisiana, effective July 2006 and through the acquisition by our wholly-owned subsidiary, HSR of Louisiana, of Associated in October 2006. These acquisitions significantly expanded our business development and general contracting capabilities. In addition to restoration services, our operations now include full construction services. We continue to service the construction and rebuilding effort associated with the 2005 hurricanes, which is currently underway, and we have positioned the Company to take advantage of other opportunities in the construction segment that are not disaster-related. The Company plans to take advantage of the opportunity to service these areas through each stage with each of its restoration, construction and interior services offerings.

We also see the opportunity to further capitalize on the residential housing market in our target geographic markets through our relationship with Centex as well as through the expansion of our relationships with retailers, including Home Depot.
Service Offerings
The Company’s business consists of two integrated service offerings: (i) restoration and construction services and (ii) interior services. See Note 7 — Segment Reporting for additional segment information.
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
The Company’s restoration services include catastrophic storm response, clean up and removal of debris, initial set up services in an impacted area (including power, lodging, sustenance and training), water mitigation, drying, dehumidification and preparing affected areas for the next stage of restoration and rebuilding. We have trained employees who provide onsite first response to respond to fire, water and weather-related emergencies in our target markets to both commercial and residential clients. These services are primarily provided through our wholly-owned subsidiaries, Fireline, which we acquired effective July 1, 2006 pursuant to an acquisition closed on July 31, 2006, and HSR of Louisiana, which commenced operations in September 2005 in connection with the acquisition of substantially all the assets of FERS. In October 2006, HSR of Louisiana purchased Associated to expand its business development and general contracting capabilities. Our restoration services are currently provided in the areas of Florida, Louisiana, Mississippi, Alabama, Georgia, South Carolina, Texas and California.
Our restoration services include servicing the next stage of the project after the initial clean up and catastrophic storm response. Restoration services include water, fire and wind restoration, mold remediation, contents restoration, air decontamination, asbestos and lead paint removal, cleaning, drying, and deodorization of carpet and furniture and moving and storage services. Fireline, which specializes in disaster recovery services and insurance estimates and repairs for commercial, industrial and residential properties, is certified in multiple aspects of the restoration industry, including smoke, fire, water and mold. Fireline and HSR of Louisiana are licensed as general contractors in Florida and Louisiana, respectively, and offer full interior and exterior restoration and reconstruction services in those states. Restoration business segment services are also provided through PWS and FSS, two of our wholly-owned subsidiaries. PWS provides water and fire restoration services, air decontamination and removal of mold, asbestos and lead paint in California and, to a lesser extent, in Florida, and FSS provides cleaning, drying and deodorization of carpet and furniture as well as moving and storage services in 24 states and the District of Columbia.
We provide the following recovery and restoration services:
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
Use of Estimates and Critical Accounting Policies
In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income from operations, and net income, as well as on the value of certain assets on our consolidated balance sheets. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include allowance for doubtful accounts, recoverability of long-lived assets (including goodwill), revenue recognition, stock-based compensation, and deferred taxes. See Note 1 — Basis of Presentation and Summary of Significant Accounting Policies — to the financial statements included in this report for further discussion of our accounting policies.
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
Revenue Recognition
The Company recognizes revenue in accordance with SAB No. 101, Revenue Recognition in Financial Statements, as revised by SAB 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectibility is probable. Sales are recorded net of sales discounts.
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
Fireline and HSR of Louisiana also recognize revenue from certain jobs using the percentage-of-completion method. Under the percentage of completion method, revenues with respect to individual contracts are recognized in the proportion that costs incurred to date bear to total estimated costs and progress towards completion. These estimates are dependent upon judgments including material costs and quantities, labor productivity, subcontractor performance and other costs. In addition, disputes on our projects can and sometimes do occur with our customers, subcontractors and equipment vendors that require significant judgment as to the ultimate resolution and may take an extended period of time to resolve. As projects are executed, estimates of total revenues and total costs at completion are refined and revised. These estimates change due to factors and events affection execution and often include estimates for resolution of disputes that may be settled in negotiations or through arbitration, mediation or other legal methods. The percentage-of-completion method requires that adjustments to estimated revenues and costs, including estimated claim recoveries, be recognized on a cumulative basis, when the adjustments are identified. When these adjustments are identified near or at the end of a project, the full impact of the change in estimate would be recognized as a change in the gross profit on the contract in that period. This can result in a material impact on our results for a single reporting period. General and administrative costs are not allocated to contract costs and are charged to expense as incurred.
Stock-Based Compensation
The Company maintains two shareholder approved stock-based incentive compensation plans that permit the issuance of equity-based compensation awards to employees, qualified consultants and directors, including stock options and stock purchase rights.
The Company accounts for stock-based compensation under the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. Compensation cost recognized in the three months ended March 31, 2007, includes: (a) compensation cost for all share-based payments granted and not yet vested prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Since stock-based compensation expense recognized in the statement of operations for the three months ended March 31, 2007 is based on awards ultimately expected to vest, the compensation expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures to be 2% of the awards issued.

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

In the future, we may elect to use different assumptions under the Black-Scholes valuation model or a different valuation model, which could result in a significantly different impact on our net income or loss.
Deferred Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Additionally, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007, the first day of fiscal 2007. FIN 48 is an interpretation of SFAS No. 109 and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return. FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48 the Company may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. Refer to Note 1 of our consolidated financial statements for additional information.
Results of Operations (Dollars and Shares in Thousands)
Comparison of three months ended March 31, 2007 to three months ended March 31, 2006
Restoration and Construction Services
Net Sales. Revenue for the three months ended March 31, 2007 was $31,290 compared to $8,621 for the three months ended March 31, 2006. The increase from the same period in 2006 is due primarily to the inclusion of Fireline sales as a result of the acquisition and continued work in Florida and Louisiana, and the increased revenues generated from HSR of Louisiana in the New Orleans region as a result of post-hurricane Katrina rebuilding efforts.
Costs of Sales. Costs of sales for the three months ended March 31, 2007 were $14,317 compared to $2,884 for the three months ended March 31, 2006. The increase in the total costs of sales from the same period in 2006 is due to the inclusion of Fireline costs as a result of the acquisition and continued work in Florida and Louisiana, as well as HSR of Louisiana’s costs relating to the increased work in the New Orleans region. Costs of sales as a percentage of sales for the three months ended March 31, 2007 and 2006 were 45.8% and 33.4%, respectively. Gross margins were higher in the first quarter of 2006 than in the same period in 2007 due to emergency-related restoration work following the 2005 hurricanes, which traditionally generates higher margins than construction work. In addition, the increased volume of restoration work completed in 2007 was at lower margins than the prior year.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $4,846 for the three months ended March 31, 2007, compared to $3,168 for the three months ended March 31, 2006. This represents an increase of $1,678 from the same period in 2006, primarily due to the inclusion of Fireline’s operations as a result of the acquisition, effective July 1, 2006, as well as increased costs associated with HSR of Louisiana’s expanded operations in the Louisiana market. SG&A expenses as a percentage of sales for the three months ended March 31, 2007 and 2006 were 15.4% and 36.7%, respectively.
Interior Services
Net Sales. Revenue for the three months ended March 31, 2007 from continuing operations was $8,641, compared to $10,659 for the three months ended March 31, 2006. The decrease from the same period in 2006 is due primarily to a decrease in Southern Exposure’s and Cornerstone’s sales as the new construction market in the Florida market has experienced a decrease from 2006.
Costs of Sales. Costs of sales for the three months ended March 31, 2007 from continuing operations were $5,889, compared to $6,448 for the three months ended March 31, 2006. The decrease in total costs of sales from the prior period in 2006 is due to the decrease in Southern Exposure’s and Cornerstone’s sales. Segment costs of sales as a percentage of sales for the three months ended March 31, 2007 and 2006 was 68.1% and 60.5%, respectively.
Selling, General and Administrative Expenses. SG&A expenses from continuing operations were $1,889 for the three months ended March 31, 2007, compared to $1,782 for the three months ended March 31, 2006. This represents an increase of $107 from the same period in 2006, primarily due to the expansion of operational support and sales growth and the expansion of Cornerstone into new markets to service additional Home Depot locations and increased transportation costs associated with fuel. Segment SG&A as a percentage of segment sales for the three months ended March 31, 2007 and 2006 were 21.9% and 16.7%, respectively.
Corporate
Selling, General and Administrative Expenses. Corporate SG&A expenses were $2,450 for the three months ended March 31, 2007, compared to $999 for the three months ended March 31, 2006. The increase from the same period in 2006 is due primarily to increased salaries expense of $386, legal, professional fees and consulting fees of $586 associated with Sarbanes-Oxley and board of director compensation of $282. Corporate SG&A expenses for the three months ended March 31, 2007 and 2006 as a percentage of total sales were 6.2% and 5.2%, respectively.
Other Income (Expense). Interest expense was $1,105 for the three months ended March 31, 2007, compared to $60 for the three months ended March 31, 2006. The increase in interest expense is related to the bank line of credit and the Fireline seller note.
Income Taxes. Income tax expense was $3,652 for the three months ended March 31, 2007 compared to $1,413 for the three months ended March 31, 2006. In 2006, the Company utilized its net operating loss tax carry forward provision to offset 2006 federal taxable income, resulting in a reduction in taxes.
Discontinued Operations. In March 2006, the Company completed the sale of certain assets and liabilities used in connection with the operations of the building and remodeling division of Cornerstone. As a result of the sale, its operations and the gain on the sale have been reclassified to discontinued operations. Net sales from discontinued operations for the three months ended March 31, 2006 were $514, cost of sales were $662 and selling, general and administration expenses were $317. During the three month period ended March 31, 2007, there were no discontinued operation activities or transactions.
Liquidity and Capital Resources
The Company’s existing capital resources as of March 31, 2007, consist of cash and accounts receivable totaling $73,084, compared to cash and accounts receivable of $66,819 as of December 31, 2006. The increase in the accounts receivable is due primarily to increased revenues related to reconstruction projects in New Orleans and other hurricane-affected areas. A portion of our accounts receivable is derived from hurricane disaster recovery work which is due from government agencies or entities owned by the U.S. Government and insurance companies. These receivables traditionally have periods of collection that are longer than collection periods for general contracting work which could negatively affect our working capital. If our estimated amounts recoverable on these projects differ from the amounts ultimately collected, those differences will be recognized as income or loss and our earnings and cash flows could be materially impacted. The Company believes that its current financing arrangements are sufficient to finance its working capital needs for the next twelve months. However, continued implementation of the Company’s strategic plan of expanding our core service offerings through the future acquisition of strategic, specialized, profitable and well-managed companies will require additional capital.

In June 2006, Southern Family Insurance (“Southern”) was placed in liquidation. Southern was the insurance carrier on Fireline’s two significant customers. At March 31, 2007, the Company had net accounts receivable from these customers aggregating approximately $26,000. In order to protect its interests the Company has filed a claim with the Florida Insurance Guarantee Association (“FIGA”). Southern was an admitted insurance carrier in Florida and state statutes insures the payment of valid claims by the FIGA. FIGA has certified the Company’s claims as valid. Should the Company be unable to collect the balances due, it may have to initiate legal action. Unpaid balances related to this receivable or any other account receivable balance acquired up to a maximum of $19,400 would reduce the payment due on the note payable to the seller of Fireline. In addition, to the right of offset against the seller note, the Company has filed its lien rights against the property in which the work related to the largest FIGA claim was performed. The Company estimates that the amounts collected will be between $24,000 and $30,000 and that any amounts not collected will be applied against the amounts due on the note payable to the seller.
On March 30, 2007, the Company entered into an amendment to its credit agreement, which modified its line of credit as follows:
•
the percentage of eligible accounts receivable (as defined in the credit agreement) used to calculate the borrowing base is increased from 80% to 85% from the period from April 1, 2007 through December 31, 2007, and thereafter, is reduced to 80%; and

•
the interest rate on advances under the line of credit will remain at its current rate of prime less 0.25% until December 31, 2007, and thereafter, it will be reduced to prime less 0.50%. Prior to the modification, the credit agreement provided for the reduction in the interest rate to begin on July 1, 2007.

The Company paid a fee of $100 to the lenders providing the credit facility in connection with the amendment.
During the three months ended March 31, 2007, the Company used net cash from operating activities of $2,792, including net income of $5,708. The Company’s investing activities provided net cash of $130 primarily from repayments on notes receivable.
The Company’s net cash used in financing activities of $511 was primarily due to cash flow outlays for principal payments on long-term debt and capital leases, payments on amounts due to seller and distributions to a minority stockholder.
Contractual Obligations
The following table presents our contractual obligations as of March 31, 2007:

	Payments Due by Period
		Less than	1 – 3	4 – 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Capital lease obligations	$1,307	$284	$492	$435	$96
Notes payable and lines of credit	51,125	26,824	24,253	48	—
Operating leases	1,403	727	499	177	—

Total	$53,835	$27,835	$25,244	$660	$96

We believe that, for the three month period ended March 31, 2007, inflation has not had a material effect on our operations.
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
We had $28,861 of variable rate debt outstanding at March 31, 2007. The annual interest rate on our bank term loan and line of credit is equal to the higher of (a) the prime rate of interest as quoted in the Wall Street Journal, less 25 basis points (0.25%) for periods prior to December 31, 2007, and less 50 basis points (0.50%) for periods after December 31, 2007, or (b) the federal funds rate, as published by the Federal Reserve Bank of New York, plus 25 basis points (0.25%) for periods prior to December 31, 2007. If the prime rate were higher by 1%, the interest expense would have increased by $72. Conversely, if the prime rate was lower by 1%, interest expense would have decreased by $72.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this most recent fiscal quarter. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2007, such controls and procedures were ineffective.
Our management is responsible for establishing and maintaining an adequate level of internal controls over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal control over financial reporting includes policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.
The following material weaknesses in our internal control over financial reporting were reported in our 2006 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on March 16, 2007:
•	Management did not maintain effective controls over management review of user accounts at any location within the Company because of a lack of segregation of duties within each application.
•
The Company did not maintain effective control environment because it lacked (1) the appropriate communication of the code of conduct, employee handbook and fraud policy (2) the appropriate documentation related to personnel responsibilities and performance, (3) appropriate human resource policies regarding personnel matters, and (4) an internal audit function.

•
Management did not maintain effective controls over stock/options. A reconciliation of the Company’s outstanding shares against the stock transfer agent’s records historically is not performed. Also, journal entries to record compensation expense and option exercises were not reviewed and approved by the CFO. Finally, the Company’s registered public auditing firm noted during the financial statement audit for the year ended December 31, 2006 that Board of Director compensation expense was erroneously recorded as prepaid expenses ($254,000) in the second quarter of 2006.

•
The Company did not maintain effective internal controls over income taxes because documentation of the review and approval of the income tax returns, quarterly tax estimates, and tax journal entries were not present.

•
The Company did not maintain effective controls over the accounts payable and expenditures cycle because (1) vendor maintenance request forms were incomplete and were completed after all additions had already been entered into the system, (2) vendor maintenance requests were not approved, (3) no purchases journal was maintained by the accounts payable clerk and not all purchase orders matched the invoices (and there was support for variances), (4) managers were not signing all invoices when the product/service is received to ensure that the product/service is acceptable prior to payment, (5) not all invoices contained documentation of the approval and GL coding provided by the controller, (6) expense reports were not reviewed and approved prior to payment, (7) wire transfers were not approved and one person has the ability to initiate and perform a wire transfer, (8) goods and services received but not invoiced are not tracked to ensure timely recording of all expenditures, (9) the accounts payable system did not prevent entry of duplicate invoices, (10) there was no indication that review of check registers tested had occurred, (11) for invoices that did not match the amount paid per the check stub, there was no explanation provided on the invoice explaining or reconciling the variance, (12) lack of segregation of duties, (13) check registers were not reviewed and approved, (14) the Company’s registered public accounting firm noted several adjustments related to the accounts payable cycle and the fact that a vendor statement did not agree to the general ledger.

•
At three locations, management did not maintain effective controls over accounts receivables and sales because: (1) masterfile changes were not approved, and the masterfile was not reviewed for validity, accuracy, completeness and timely recording of changes, (2) individual contracts were not approved, (3) copies of lien waivers and copies of invoices were not provided as support for several sales, (4) there was no evidence of a reviewed and approval of invoices, (5) cash receipts were not reviewed and approved, (6) posted cash receipt entries were not reviewed, (7) the appropriate accounts receivable and sales were not reviewed and approved, (8) a lack of access and segregation of duties was noted, (9) management noted during the financial statement audit that some sales were recorded twice, (10) the appropriate approval of contracts were not documented, (11) invoices to accounts receivable subledger reconciliation was not independently reviewed, (12) account receivable subledger to general ledger reconciliation was not independently reviewed, (13) cash receipts record (log) was not reviewed and no one verified that cash receipts are posted to the correct account.

•
At one location, management did not maintain effective controls over the inventory function because (1) an inventory tracking system (subledger) was not maintained; therefore, no reconciliation to the general ledger could be performed, (2) an inventory master list was not being maintained, (3) matching of the receipts with the purchase order and bill of lading was not performed and the quality inspection is not performed, (4) the entries to record the receipt of inventory in the general ledger were not reviewed/approved, (5) a review of the inventory records to ensure that all issuances were properly approved was not performed, (6) lack of segregation of duties and access authorization was noted, (7) quarter inventory adjustments were not reviewed, (8) lack of appropriate documentation for the inventory count was noted, (9) finally, during the financial statement audit the auditor made an adjustment to inventory.

•
At three locations, the Company did not maintain effective internal controls over Financial Closing and Reporting because (1) not all journal entries have adequate support, nor are all journal entries approved, (2) all required elements were not included in the controller’s monthly binder(s), (e.g. bank reconciliations, bank statements, and the reconciliation for intercompany accounts), (3) no supporting inventory documentation was submitted as a part of the financial package, (4) no sales and expenses cutoff review were performed, (5) lack of access controls to the chart of accounts and the rights within the accounting software, (6) no approval for changes to the chart of accounts was noted, (7) no review and approval of the financial reporting packages to the supporting general ledgers was noted, (8) management did not use a generally accepted accounting principles (GAAP) disclosure checklist in preparing and reviewing draft financial statements to ensure accuracy, completeness and consistency of required disclosures, and (9) each financial-statement disclosure was not independently reviewed and validated for appropriate assumptions, methodology, and presentation of all relevant information in accordance with generally accepted accounting principles.

•
At one location, management did not maintain effective controls over the fixed asset cycle because (1) a fixed asset policy existed but there was no evidence of review and approval and the fixed asset policy had not been distributed to the person who codes and records all purchases, including fixed asset purchases to the general ledger (accounts payable clerk), (2) capital expenditure forms were not completed for all fixed asset acquisitions. One asset was purchased using the expense reimbursement process and not recorded, (3) reconciliation of fixed assets and accumulated depreciation was not performed and reviewed, (4) management did not review the fixed asset ledger at least quarterly to ensure compliance, (5) fixed asset inventory review, documentation and approval are not performed, any required impairment adjustments are not recorded, (6) the monthly depreciation expense journal entry prepared is not reviewed as part of the monthly closing and journal entry review processes, (7) no documentation of the approval of the disposal of assets was noted, (8) management does not review the purchase journal and invoices to ensure that fixed assets are recorded in the proper period. The journal entry and support was not put into a monthly binder and reviewed quarterly by the corporate controller.

•
At one location, management did not maintain effective controls over the payroll function because (1) no authorization for hiring employees was noted, (2) no review of the employee master file occurred, (3) no review and approval of timekeeping was noted, (4) no reconciliation was prepared and there was no documented review of the comparison of timesheets to paychecks, and (5) no control over the distribution of paychecks was noted.

Each of the control deficiencies described above could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Based on the fact numerous material weaknesses are present, we have begun to institute control improvements that we believe will reduce the likelihood of errors.
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
If the remedial policies and procedures we plan to implement, are insufficient to address the material weakness or if additional significant deficiencies or other conditions relating to our internal controls are discovered in the future, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our operating results may be adversely affected. Any such failure could also adversely affect the results of the periodic future management evaluations and annual auditor attestation reports regarding the effectiveness of our internal controls over financial reporting. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. Although we believe that we have addressed, or will address in the near future, our material weakness in internal controls, we cannot guarantee that the measures we have taken to date or any future measures will remediate the material weaknesses identified or that any additional material weaknesses or significant deficiencies will not arise in the future due to a failure to implement and maintain adequate internal controls over financial reporting.

Each of the control deficiencies described above could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Based on this evaluation, management has concluded that our disclosure controls and procedures at March 31, 2007 were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.
In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition as of March 31, 2007, and our results of operations and cash flows for the three month period ended March 31, 2007.
Changes in internal controls
The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in our internal control over financial reporting that occurred during the most recent fiscal quarter, and they have concluded that during the three months ended March 31, 2007, there were no additional changes in our internal control over financial reporting that occurred during the period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On June 20, 2006, a class action lawsuit was filed in the United States District Court for the Northern District of Texas. Home Solutions and the Chief Executive Officer, President and Chief Financial Officer of Home Solutions were named as defendants in that action. The complaint alleges claims against Home Solutions and such officers for violations of the Securities Act of 1934. The complaint alleges that the defendants disseminated false and misleading information to the public that misrepresented the accuracy of the Company’s financial condition and future revenue prospects. The complaint further alleges that the effect of the purported fraud was to manipulate Home Solution’s stock price so that the defendants could profit from the manipulation. The action seeks damages in an unspecified amount. On June 27, 2006 and on July 6, 2006, two additional class action lawsuits were filed in the United States District Court for the Northern District of Texas. Home Solutions and its directors are named as defendants in those actions. The allegations in these two additional class action lawsuits are substantially similar to those in the first lawsuit. The actions seek damages in an unspecified amount.
On January 10, 2007, the Court consolidated two of the class action cases and appointed lead plaintiffs and lead counsel for the consolidated case. On March 12, 2006, the lead plaintiffs filed a consolidated amended complaint asserting claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 against the same defendants as in the original complaints as well as against several additional defendants, including a member of the Company’s board of directors and Sanders Morris Harris Group, Inc. The consolidated amended complaint asserts that the defendants made false and misleading statements regarding certain of the Company’s contracts and acquisitions and made false statements regarding the Company’s 2006 earnings guidance. The Company intends to vigorously defend the class actions.
On June 27, 2006, a shareholder derivative case was filed against certain of the Company’s officers and directors. The derivative case is based on similar factual allegations as the securities class action cases and asserts state law fiduciary duty claims on behalf of the Company against the individual defendants for allegedly exposing the Company to liability in the securities class actions. The plaintiff is not seeking to recover damages from the Company in the derivative case but is seeking to have the Company pay his attorneys’ fees. The Company and the individual defendants have moved to dismiss the derivative action. It is possible that additional similar actions could be filed.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s 10-K for the year ended December 31, 2006, filed with the SEC on March 19, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
No unregistered securities were issued by the Company in the three months ended March 31, 2007.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other information
On March 30, 2007, the Company entered into an amendment to its credit agreement, which modified its line of credit as follows:
•
the percentage of eligible accounts receivable (as defined in the credit agreement) used to calculate the borrowing base is increased from 80% to 85% from the period from April 1, 2007 through December 31, 2007, and thereafter, is reduced to 80%; and

•
the interest rate on advances under the line of credit will remain at its current rate of prime less 0.25% until December 31, 2007, and thereafter, it will be reduced to prime less 0.50%. Prior to the modification, the credit agreement provided for the reduction in the interest rate to begin on July 1, 2007.

The Company paid a fee of $100 to the lenders providing the credit facility in connection with the amendment.

Item 6. Exhibits

3.1	Certificate of Incorporation of the Company, as restated on July 31, 2001 (filed with the SEC on July 9, 2001 as Exhibit A to the Company’s Information Statement on Schedule 14C and incorporated herein by reference).
3.2	Certificate of Amendment to the Certificate of Incorporation of Nextgen Communications Corporation, changing the corporation’s name to “Home Solutions of America, Inc.”, as filed with the Secretary of State of Delaware on December 23, 2002 (filed with the SEC on December 22, 2002 as Exhibit A to the Company’s Information Statement on Schedule 14C and incorporated herein by reference).
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Home Solutions of America, Inc. as filed with the Delaware Secretary of State on June 16, 2006 (filed with the SEC on July 14, 2006 as Exhibit 3.3 to the Company’s Registration Statement on Form 8-A and incorporated herein by reference).
3.4	Amended and Restated Bylaws of the Company, as amended on April 4, 2006 (filed with the SEC on May 15, 2006 as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q and incorporated herein by reference).
10.1	First Amendment to Credit Agreement among Home Solutions of America, Inc., Texas Capital Bank, National Association, Amegy Bank, N.A., Bank of Oklahoma, NA, and Compass Bank, dated as of March 30, 2007. +
10.2	Ratification and Confirmation of Guaranty among Cornerstone Marble & Granite, Inc., Fiber-Seal Systems, L.P., Home Solutions Restoration of Louisiana, Inc., P.W. Stephens, Inc., Southern Exposure Unlimited of Florida, Inc., S.E. Tops of Florida, Inc., FSS Holding Corp., Southern Exposure Holdings, Inc. and Fireline Restoration, Inc., for the benefit of Texas Capital Bank, National Association, dated March 30, 2007.
31.1	Rule 13a-14(a)/15d-14(a) Certifications. +
32.1	Section 1350 Certifications. +

+	Filed herewith.

Signatures
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME SOLUTIONS OF AMERICA, INC. Registrant
May 10, 2007	/s/ Frank J. Fradella
Frank J. Fradella
Chairman, Chief Executive Officer and President

May 10, 2007	/s/ Jeffrey M. Mattich
Jeffrey M. Mattich
Chief Financial Officer

Exhibit Index

Exhibit
No.	Description
3.1	Certificate of Incorporation of the Company, as restated on July 31, 2001 (filed with the SEC on July 9, 2001 as Exhibit A to the Company’s Information Statement on Schedule 14C and incorporated herein by reference).
3.2	Certificate of Amendment to the Certificate of Incorporation of Nextgen Communications Corporation, changing the corporation’s name to “Home Solutions of America, Inc.”, as filed with the Secretary of State of Delaware on December 23, 2002 (filed with the SEC on December 22, 2002 as Exhibit A to the Company’s Information Statement on Schedule 14C and incorporated herein by reference).
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Home Solutions of America, Inc. as filed with the Delaware Secretary of State on June 16, 2006 (filed with the SEC on July 14, 2006 as Exhibit 3.3 to the Company’s Registration Statement on Form 8-A and incorporated herein by reference).
3.4	Amended and Restated Bylaws of the Company, as amended on April 4, 2006 (filed with the SEC on May 15, 2006 as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q and incorporated herein by reference).
10.1	First Amendment to Credit Agreement among Home Solutions of America, Inc., Texas Capital Bank, National Association, Amegy Bank, N.A., Bank of Oklahoma, NA, and Compass Bank, dated as of March 30, 2007. +
10.2	Ratification and Confirmation of Guaranty among Cornerstone Marble & Granite, Inc., Fiber-Seal Systems, L.P., Home Solutions Restoration of Louisiana, Inc., P.W. Stephens, Inc., Southern Exposure Unlimited of Florida, Inc., S.E. Tops of Florida, Inc., FSS Holding Corp., Southern Exposure Holdings, Inc. and Fireline Restoration, Inc., for the benefit of Texas Capital Bank, National Association, dated March 30, 2007.
31.1	Rule 13a-14(a)/15d-14(a) Certifications. +
32.1	Section 1350 Certifications. +

+	Filed herewith.