Form 10-Q
period 2007-06-30
HOME SOLUTIONS OF AMERICA INC
filed 2007-08-15
CIK 855424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of August 7, 2007 was 47,525,850.

Home Solutions of America, Inc.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Home Solutions of America, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	(Dollars and shares in thousands)

ASSETS
Current assets:
Cash	$4,646	$8,713
Accounts receivable, net	82,304	58,106
Current portion of notes receivable	1,857	703
Inventories	3,511	4,000
Prepaid expenses and other current assets	5,908	4,654
Costs in excess of billings	3,717	6,292
Deferred tax asset	1,269	1,337

Total current assets	103,212	83,805
Property and equipment, net	6,451	6,129
Intangibles, net	15,630	8,732
Goodwill	106,723	122,500
Notes receivable, net of current portion	—	750
Other assets	905	809

Total assets	$232,921	$222,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$31,177	$15,608
Billings in excess of costs	383	688
Current portion of debt	5,166	26,816
Current portion of capital lease obligations	512	254

Total current liabilities	37,238	43,366
Long-term liabilities:
Debt, net of current portion	7,906	10,448
Line of credit	27,111	13,111
Amounts due to seller	—	9,855
Deferred tax liabilities	890	890
Capital lease obligations, net of current portion	958	929

Total liabilities	74,103	78,599

Minority interest	207	237
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 100,000 shares authorized; 47,423 and 47,297 shares issued and outstanding, respectively	47	47
Additional paid-in capital	142,139	140,497
Retained earnings	16,425	3,345

Total stockholders’ equity	158,611	143,889

Total liabilities and stockholders’ equity	$232,921	$222,725

See Notes to Condensed Consolidated Financial Statements.

Home Solutions of America, Inc.

Condensed Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)
	(Dollars and shares in thousands,
	except per share data)

Net sales	$50,960	$24,154	$90,045	$43,433
Costs and expenses:
Cost of sales	27,213	12,781	46,573	22,112
Selling, general and administrative expenses	10,482	5,471	19,712	11,420

	37,695	18,252	66,285	33,532

Operating income	13,265	5,902	23,760	9,901

Other income (expense), net:
Gain (loss) on sale of assets	2	—	(5)	22
Interest income	56	74	119	124
Interest expense	(1,209)	(58)	(2,273)	(118)
Other income, net	24	29	52	55

Total other (expense) income, net	(1,127)	45	(2,107)	83

Income from continuing operations before income taxes and minority interest	12,138	5,947	21,653	9,984
Income taxes	(4,602)	(2,246)	(8,254)	(3,668)
Minority interest	(164)	(208)	(319)	(466)

Income before discontinued operations	7,372	3,493	13,080	5,850
Gain on disposal, net of loss from discontinued operations, net of tax of $0, $527, $0 and $971, respectively	—	975	—	1,741

Net income	$7,372	$4,468	$13,080	$7,591

Earnings per common share — basic:
Income from continuing operations	$0.16	$0.09	$0.28	$0.16
Discontinued operations	—	0.03	—	0.04

Net earnings per share available to common stockholders	$0.16	$0.12	$0.28	$0.20

Earnings per common share — diluted:
Income from continuing operations	$0.15	$0.09	$0.27	$0.15
Gain from discontinued operations, net of taxes	—	0.02	—	0.04

Net earnings per share available to common stockholders	$0.15	$0.11	$0.27	$0.19

Weighted average number of common shares outstanding:
Basic	47,361	38,295	47,337	37,103
Diluted	48,129	40,594	48,102	39,642

See Notes to Condensed Consolidated Financial Statements.

Home Solutions of America, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
	(Dollars in thousands)

Cash Flows from Operating Activities
Net income	$13,080	$7,591
Adjustments-
Depreciation and amortization	1,564	818
Minority interest in income of consolidated subsidiary	319	466
Provision for doubtful accounts	515	1,224
Loss (gain) on sale of assets	5	(22)
Stock-based compensation	1,251	298
Estimated fair value of common stock issued for services	—	171
Gain on sale of discontinued operations	—	(3,177)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(46,261)	(2,481)
Prepaid expenses and other current assets	(1,426)	(571)
Costs in excess of billings, net	2,270	—
Inventories	489	(859)
Other assets	(919)	714
Deferred tax asset	68	(9,171)
Accounts payable and accrued expenses	15,569	(3,065)

Net cash used in operating activities	(13,476)	(8,064)
Cash Flows from Investing Activities
Cash advanced under note receivable	(764)	(375)
Cash received under note receivable	360	650
Cash acquired in acquisition, net of cash paid	—	87
Purchases of property and equipment	(454)	(223)

Net cash (used in) provided by investing activities	(858)	139
Cash Flows from Financing Activities
Principal payments on debt and capital leases	(2,828)	(3,182)
Proceeds on line of credit, net of repayments	14,000	—
Payments on amounts due to seller	(1,119)	—
Excess tax benefit from options exercises	—	9,171
Proceeds from exercise of warrants and options	563	7,880
Proceeds received from disgorgement of profits	—	245
Distributions to minority stockholder	(349)	(583)

Net cash provided by financing activities	10,267	13,531

Net change in cash	(4,067)	5,606
Cash at beginning of period	8,713	8,225

Cash at end of period	$4,646	$13,831

See Notes to Condensed Consolidated Financial Statements.

Home Solutions of America, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
	(Dollars in thousands)

Cash paid for:
Interest	$1,322	$102
Income taxes	$846	$3,276
Supplemental schedule of non-cash investing and financing activities:
Satisfaction of seller note against accounts receivable	$21,548	$—
Offset of amounts due to seller against goodwill	$8,736	$—
Issuance of stock for conversion of debt and accrued interest	$—	$902
Fixed assets acquired through debt and capital lease obligations	$471	$128
Inventory received for reduction of note receivable from Cornerstone	$—	$1,559
Issuance of notes payable for acquisition	$—	$745
Reclassification of goodwill to intangibles	$7,748	$—

See Notes to Condensed Consolidated Financial Statements.

Home Solutions of America, Inc.

Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unless otherwise indicated, dollars and shares in thousands, except per share data)
(unaudited)

1.	Basis of Presentation

Interim Unaudited Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements as of June 30, 2007 and for the three and six month periods ended June 30, 2007 and 2006 contained in this Quarterly Report (collectively, the Unaudited Interim Condensed Consolidated Financial Statements) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year. The Unaudited Interim Condensed Consolidated Financial Statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the regulations for interim financial information of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited accompanying statements of financial condition and related interim statements of income and cash flows include all adjustments (which consist only of normal and recurring adjustments) considered necessary for a fair presentation in conformity with U.S. GAAP. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the Home Solutions of America, Inc. consolidated financial statements as of and for the year ended December 31, 2006, as filed with the SEC on Form 10-K.

Company Description and Nature of Operations

Home Solutions of America, Inc. (“Home Solutions”, or “the Company”), a Delaware corporation, is a provider of restoration, construction and interior services to commercial, governmental and residential customers primarily in the southern United States. The Company seeks to expand our core service offerings through the future acquisition of strategic, specialized, profitable and well-managed companies operating in our target markets and business segments with a proven history of internal growth and by expanding our geographic markets.

The Company’s business consists of two integrated service offerings: (i) restoration and construction services and (ii) interior services. See Note 10 — Segment Reporting for additional segment information.

Restoration and Construction Services

Home Solutions is an emerging restoration and construction services company, offering diversified general contracting, restoration, construction management and design-build services to private clients and public agencies primarily throughout the southern United States and California, although we recently expanded our construction services to markets in Washington and New York. The Company offers general contracting, preconstruction planning and comprehensive project management services, including planning, scheduling and providing the manpower, equipment, materials and subcontractors required for a project. A portion of our work requires surety bonding and the Company has surety bonding agreements with various institutions to meet its bonding needs. The Company also serves as the subcontractor on several projects in the same markets.

The Company’s recovery services include catastrophic storm response, clean up and removal of debris, initial set up services in an impacted area (including power, lodging, sustenance and training), water mitigation, drying, dehumidification and preparing affected areas for the next stage of restoration and rebuilding. The Company’s trained employees provide onsite first response to respond to fire, water and weather-related emergencies in our target markets to both commercial, residential and governmental clients. The Company’s restoration services

Home Solutions of America, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

include servicing the next stage of the project after the initial clean up and catastrophic storm response. Restoration services include water, fire and wind restoration, mold remediation, contents restoration, air decontamination, asbestos and lead paint removal, cleaning, drying, and deodorization of carpet and furniture and moving and storage services. The Company’s restoration and recovery services are currently provided in the areas of Florida, Louisiana, Mississippi, Alabama, Georgia, South Carolina, Texas, Washington and California.

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

Fireline, which specializes in disaster recovery services and insurance estimates and repairs for commercial, industrial and residential properties, is certified in multiple aspects of the restoration industry, including smoke, fire, water and mold. Fireline and HSR of Louisiana are licensed as general contractors in Louisiana, and offer full interior and exterior restoration and reconstruction services in those states. Restoration business segment services are also provided through PW Stephens, Inc. (“PWS”) and Fiber Seal Systems, L.P. (“FSS”), two of the Company’s wholly-owned subsidiaries. PWS provides water and fire restoration services, air decontamination and removal of mold, asbestos and lead paint in California and, to a lesser extent, in Florida, and FSS provides cleaning, drying and deodorization of carpet and furniture as well as moving and storage services in 24 states and the District of Columbia.

We provide the following recovery, restoration and construction services:

•	Recovery: The Company’s recovery services include providing initial set up services in an impacted area (including power, lodging, and training) and then providing the drying, dehumidification, cleanup and removal of debris from commercial and residential areas to prepare the areas for the next stage of restoration. The Company provides these services on an hourly rate to our commercial and residential clients, both as a contractor and as a subcontractor to customers providing additional services in these markets.

•	Fire and Water Damage Restoration: The Company provides trained employees to respond to fire, water and weather-related emergencies, to inspect structural members and contents damaged by water, to determine the likelihood or extent of mold growth and to provide immediate cleaning, drying, moving, storage and deodorization, among other services.

•	Construction: The Company’s construction services include general contracting work and subcontracting work. The Company’s services are provided to a number of high growth$ companies and specialized building markets, including hospitality and gaming, insurance, education and healthcare markets, as well as to state and local government agencies and districts.

•	Indoor Air Contamination: Through PWS, the Company provides indoor air contamination services, including contamination from mold, asbestos and lead paint. With increased media attention regarding the health threat of mold, fewer insurance options and property transfers at risk, current market conditions have created significant demand for mold inspections, certifications and remediation services. These services consist of property and system inspections, surface and air testing, project design, microbial removal, light interior demolition, repair and specialized cleaning work. Customer opportunities are developed through a regional sales force as well as through referrals by real estate firms, insurance adjusters, mortgage companies, attorneys and nationally-branded retailers.

•	Cleaning and Fabric Protection: Through FSS, the Company provides fabric protection services to protect furniture, carpet and draperies from stains and daily wear through both Company-owned locations and over forty licensed locations. This niche market is primarily targeted at above-average income homeowners. We also provide air duct cleaning services to remove particulate (organic and inorganic) material, which can cause

Home Solutions of America, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

allergic reactions and is often the breeding ground for many types of mold, from heating and air conditioning systems.

Interior Services

Through the Company’s wholly-owned subsidiaries, Southern Exposure Unlimited of Florida, Inc. (“Southern Exposure”) and Cornerstone Marble and Granite, Inc. (“Cornerstone”), the Company offers cabinet and countertop installation services. Southern Exposure manufactures and installs a high-end product line of cabinets and countertops. Cornerstone installs custom marble and granite countertops for residential customers. Currently, the Company manufactures cabinets and install cabinets and kitchen countertops for Centex Corporation (“Centex”). The Company also installs granite countertops for Home Depot, Inc. (“Home Depot”) in Florida, Georgia, Alabama and South Carolina. The Home Depot contract may be terminated at any time upon notice to us. Furthermore, Home Depot is not obligated to use our services under these contracts. We have no contract with Centex and Centex is not obligated to buy our products or use our services. We also have granite fabrication and installation operations in Southern California which services the residential and multi-family markets.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Home Solutions and its wholly and 50% owned subsidiaries and joint ventures. All significant intercompany transactions and balances have been eliminated in consolidation. The minority owner’s interest in a subsidiary has been reflected as minority interest in the accompanying consolidated balance sheets.

2.	Summary of Significant Accounting Policies

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with US GAAP. For certain of the Company’s financial instruments, including cash, accounts receivable, notes receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The fair values of long-term debt and capital lease obligations approximate their carrying values due to their short-term maturities or their generally variable interest rate terms.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, the realizability of accounts and notes receivable, inventories, recoverability of property and equipment, intangibles and goodwill, estimating costs for long-term contracts and valuation of stock-based compensation and deferred tax assets. Actual results could differ from these estimates.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and receivables. The Company places its cash with financial institutions and may exceed the Federal Deposit Insurance Corporation (“FDIC”) $100 insurance limit. At June 30, 2007, the Company had approximately $3,360 in these accounts in excess of the FDIC insurance limits.

The Company offers its services predominately in the states of California, Texas, Louisiana, Georgia and Florida, although its construction services have recently been expanded to include certain markets in New York and Washington. The Company extends credit based on an evaluation of a customer’s financial condition, generally

Home Solutions of America, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

without collateral or guaranties. Exposure to losses on accounts receivable is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Although the Company expects to collect amounts due, subject to such allowances, actual collections may differ from the estimated amounts.

During 2006, two customers accounted for approximately 25% and 22% of total sales, and one customer accounted for approximately 56% of accounts receivable. There is no similar customer concentration as of for the three and six month periods ended June 30, 2007.

In June 2006, Southern Family Insurance (“Southern”) was placed in liquidation. Southern was the insurance carrier on two of Fireline’s significant customers. At June 30, 2007, the Company had net accounts receivable from these customers aggregating approximately $29,000. Southern was an admitted insurance carrier in Florida and state statutes insure the payment of valid claims by the Florida Insurance Guarantee Association (“FIGA”). Fireline initiated legal actions against the homeowners associations to protect its claims and to assist in collecting the balances due under the accounts receivable in the circuit court of the Nineteenth Judicial Circuit in and for Indian River County, Florida. In settlement of these claims, the defendants assigned their claims against FIGA to Fireline, and as a result the litigation against the homeowners associations has been or is being dismissed and Fireline is pursuing the FIGA claims directly. The Company believes that the assignment of the homeowners association claims against FIGA to Fireline will assist the Company in recovering the balances due under the accounts receivable. As of June 30, 2007, the Company assigned a portion of the right to receive the proceeds of the uncollected FIGA receivables to satisfy the $21,650 seller note due to the previous owner of Fireline. See note 11, Related Party Transactions, for more details regarding the satisfaction of the seller note. The Company anticipates collection of a portion of the FIGA receivables in 2007 and the Company expects that the amounts collected will approximate the carrying amount of the receivables that remain on the balance sheet. However, there is no guaranty that the Company or Fireline will collect any amounts from FIGA.

Costs in Excess of Billings

Uncompleted contracts at June 30, 2007 were as follows:

Costs incurred on uncompleted contracts	$38,174
Estimated earnings	19,278

57,452
Billings to date	(54,118)

$3,334

Costs in excess of billings	$3,717
Billings in excess of costs	(383)

$3,334

Comprehensive Income

During the periods presented, the Company had no items of comprehensive income and, therefore, has not presented a statement of comprehensive income.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by

Home Solutions of America, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The Company will adopt SFAS No. 159 in the first quarter of 2008, is still evaluating the effect, if any, on its consolidated financial position and consolidated results of operations and has not yet determined its impact.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes valuation techniques for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined what impact, if any, SFAS No. 157 will have on its financial statements.

Additionally, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007, the first day of fiscal 2007. FIN 48 is an interpretation of SFAS No. 109 and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return. FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48 the Company may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company adopted FIN 48 effective January 1, 2007. There was no impact on the Company’s consolidated financial statements as a result of the implementation of FIN 48.

3.	Computation of Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computation as required by SFAS No. 128, Net income Per Share. Common stock equivalents related to stock options are excluded from diluted earnings per share calculation if their effect would be anti-dilutive to net income per share before discontinued operations.

Home Solutions of America, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Basic and diluted:
Income from continuing operations	$7,372	$3,493	$13,080	$5,850
Discontinued operations	—	975	—	1,741

Net income	$7,372	$4,468	$13,080	$7,591

Weighted average common shares outstanding — Basic	47,361	38,295	47,337	37,103
Incremental shares from outstanding stock options	469	2,061	497	2,301
Incremental shares from outstanding warrants	238	238	238	238
Incremental shares from outstanding restricted stock	61	—	30	—

Weighted average common shares and common share equivalents — Diluted	48,129	40,594	48,102	39,642

Basic earnings per common share:
Income from continuing operations	$0.16	$0.09	$0.28	$0.16
Discontinued operations	—	0.03	—	0.04

Basic earnings per common share	$0.16	$0.12	$0.28	$0.20

Diluted earnings per common share:
Income from continuing operations	$0.15	$0.09	$0.27	$0.15
Discontinued operations	—	0.02	—	0.04

Diluted earnings per common share	$0.15	$0.11	$0.27	$0.19

4.	Notes Receivable

As of June 30, 2007, the Company has a note receivable with a balance of $490. The note receivable, as amended, requires final payment on December 31, 2007 and is personally guaranteed by a third party. The Company recorded this note receivable with an implicit rate of 4.55%. The Company’s management does not believe a reserve is necessary at this time.

On May 24, 2006, the Company entered into an exclusive agreement with a modular housing sales agent to provide installation services for modular housing in New Orleans and surrounding areas. In connection with the agreement, the Company agreed to advance the sales agent up to $800 under a promissory note. The note required one balloon installment of all accrued but unpaid interest and all outstanding principal on August 17, 2006. In August 2006, the note was restructured to change the maturity date to February 2007, for the debtor to provide security for the indebtedness evidenced by the note, to require a portion of proceeds from sales of modular houses to be used to pay down the note, and to provide for certain other additional terms and conditions. The note is secured by liens against real estate and modular home units and bears interest at the prime rate of interest plus 2% on a per annum basis. At June 30, 2007, the note receivable balance was $1,032.

During April 2007, the Company’s Fireline subsidiary entered into a joint venture and has agreed to fund the operations of the joint venture with its venture partner. Fireline will receive 49% of the venture’s profits for its participation in the venture. The joint venture partner entered into an agreement with Fireline whereby Fireline has agreed to provide funding for the joint venture in the form of a $2,000 revolving promissory note. The note accrues interest at 6% per annum. At June 30, 2007, Fireline had funded $187 under the revolving facility to its joint venture partner and has accounted for the balance as a note receivable.

Home Solutions of America, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

5.	Intangible Assets and Goodwill

Intangible Assets

Identifiable intangibles acquired in connection with business acquisitions accounted for under the purchase method are recorded at their respective fair values. The Company is amortizing the identifiable intangibles over their estimated useful lives, ranging from six to twenty years. Intangibles consist of the following:

		As of
	As of June 30,	December 31,	Estimated Useful
	2007	2006	Life (Years)

Trade name	$6,540	$4,540	15
Customer list	8,850	4,100	15
Supply agreement	1,350	1,350	20
Non — compete	1,439	441	6

	18,179	10,431
Accumulated amortization	(2,549)	(1,699)

	$15,630	$8,732

Amortization expense totaled $460 and $239 for the three months ended June 30, 2007 and 2006, respectively, while amortization expense totaled $850 and $495 for the six months ended June 30, 2007 and 2006, respectively.

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

The changes in the carrying amount of goodwill for the six months ended June 30, 2007 are as follows:

Balance as of December 31, 2006	$122,500
Goodwill related to purchase price adjustments	707
Goodwill reversed against amounts due to seller	(8,736)
Estimate of identifiable intangibles related to the Fireline and Associated acquisitions	(7,748)

Balance as of June 30, 2007	$106,723

Home Solutions of America, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

6.	Debt

	As of	As of
	June 30,	December 31,
	2007	2006

Line of Credit
Revolving credit note payable to bank, interest of prime less 0.25% The note matures in November 2009. At June 30, 2007 the interest rate was 8.00%.	$27,111	$13,111

Notes Payable
Note payable to bank, interest of prime less 0.25%. Interest and principal payable quarterly beginning January 1, 2007. The note matures in November 2009. At June 30, 2007 the interest rate was 8.00%.	$12,500	$15,000
Note payable, non-interest bearing, payable in $5 monthly installments until paid in full to the seller of FSS Systems of Los Angeles (“FSSLA”).	130	160
Note payable to Brian Marshall, the Fireline seller, due June 30, 2007. Accrued interest on the outstanding principal balance was due monthly. The seller agreed to pay interest to the Company at 8% on certain accounts receivable beginning January 31, 2007. The note was subordinated to the Company’s credit facility. As of June 30, 2007 the note payable was satisfied by assignment to the Fireline seller of the right to receive a portion of the proceeds from certain accounts receivable.	—	21,650
Notes and leases payable to various financial institutions, collateralized by various equipment and automobiles, bearing interest at various annual interest rates ranging from prime plus 0.75% to 13.21% with principal and interest payable in monthly installments ranging from $0.4 to $1 through March 2011.	320	307
Term loans with various financial institutions with interest at various annual interest rates ranging from 7.5% to 9.25%, payable in monthly installments ranging from $0.5 to $2, due through September 2009, secured by accounts receivable and equipment	122	147

Total notes payable	13,072	37,264
Less current portion of notes payable	(5,166)	(26,816)

Non-current portion of notes payable	$7,906	$10,448

7.	Stockholders’ Equity

Common Stock

During the six months ended June 30, 2007, the Company issued 126 shares of common stock for $563 in connection with the exercise of stock options.

Pursuant to the Board Compensation Plan for the 2007-2008 board term, each board member is entitled to receive a grant of immediately exercisable stock purchase rights exercisable for 25 shares of restricted stock. The stock purchase rights have not yet been granted to our directors, but are expected to be granted in the second half of 2007.

Home Solutions of America, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

Pursuant to the Board Compensation Plan for the 2006-2007 board term, each board member and one former board member was granted immediately exercisable stock purchase rights exercisable for 20 shares of restricted stock on July 26, 2006. Each stock purchase right represents the right to receive one share of restricted common stock at a price of $-0- per share. The stock purchase rights were exercised immediately upon grant. The restricted shares of common stock have the same voting and dividend rights as the Company’s other outstanding shares of common stock. A total of 240 shares of restricted common stock were granted to current and former directors and will vest over a period of 23 months commensurate with service as a board member over the same period. The restricted shares of common stock are subject to a lock-up agreement pursuant to which 50% are released from lock-up on December 31, 2006, and the remaining 25% are released from lock-up on December 31, 2007 and the remaining 25% on December 31, 2008. However, for the current directors the vesting of such shares is subject to continuing service as a board member. Unearned stock-based compensation related to the restricted shares is determined based on the fair value of the Company’s stock on the date of grant, which was approximately $1,524 and will be amortized to expense on a straight-line basis over the vesting period, of which approximately $398 was recognized during the six months ended June 30, 2007.

Two newly appointed board of directors were granted 28 shares of restricted common stock for their services from their appointment to the board of directors in August and October 2006, respectively, until May 31, 2007. The restricted shares of common stock are subject to a lock-up agreement pursuant to which 50% are released six months from the date of grant and the remaining 50% are released from lock-up on December 31, 2007. Unearned stock-based compensation related to the restricted shares is determined based on the fair value of the Company’s stock on the date of grant, which was approximately $172 and will be amortized to expense on a straight-line basis over the vesting period, of which approximately $144 was recognized during the six months ended June 30, 2007.

On May 11, 2007, the board of directors approved grants of restricted stock to the company’s Chief Executive Officer and Chief Financial Officer. The two officers, collectively, were granted 112 shares of restricted common stock which vest over a period of 36 months. The restricted shares of common stock become released from lock-up as they vest. Unearned stock-based compensation related to the restricted shares is determined based on the fair value of the Company’s stock on the date of grant, which was approximately $620 and will be amortized to expense on a straight-line basis over the vesting period, of which approximately $28 was recognized during the six months ended June 30, 2007.

8.	Commitments and Contingencies

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

Home Solutions of America, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

On January 10, 2007, the Court consolidated two of the class action cases and appointed lead plaintiffs and lead counsel for the consolidated case. On March 12, 2007, the lead plaintiffs filed a consolidated amended complaint asserting claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 against the same defendants as in the original complaints as well as against several additional defendants, including a member of the Company’s board of directors and Sanders Morris Harris Group, Inc. The consolidated amended complaint asserts that the defendants made false and misleading statements regarding certain of the Company’s contracts and acquisitions and made false statements regarding the Company’s 2006 earnings guidance. On June 13, 2007, the Court consolidated the third class action case into the existing consolidated case. The Company and the individual defendants have moved to dismiss the consolidated amended complaint and intend to vigorously defend the class actions.

On June 27, 2006, a shareholder derivative case was filed against certain of the Company’s officers and directors. An amended complaint was filed on July 23, 2007. The derivative case is based on similar factual allegations as the securities class action cases and asserts state law fiduciary duty claims on behalf of the Company against the individual defendants for allegedly exposing the Company to liability in the securities class actions. The plaintiff is not seeking to recover damages from the Company in the derivative case but is seeking to have the Company pay his attorneys’ fees. The Company and the individual defendants have moved to dismiss the derivative action. It is possible that additional similar actions could be filed.

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

In June 2006, Southern Family Insurance (“Southern”) was placed in liquidation. Southern was the insurance carrier on two of Fireline’s significant customers. At June 30, 2007, the Company had net accounts receivable from these customers aggregating approximately $29,000. Southern was an admitted insurance carrier in Florida and state statutes insure the payment of valid claims by the Florida Insurance Guarantee Association (“FIGA”). Fireline initiated legal actions against the homeowners associations to protect its claims and to assist in collecting the balances due under the accounts receivable in the circuit court of the Nineteenth Judicial Circuit in and for Indian River County, Florida. In settlement of these claims, the defendants assigned their claims against FIGA to Fireline, and as a result the litigation against the homeowners associations has been or is being dismissed and Fireline is pursuing the FIGA claims directly. The Company believes that the assignment of the homeowners association claims against FIGA to Fireline will assist the Company in recovering the balances due under the accounts receivable. As of June 30, 2007, the Company assigned a portion of the right to receive the proceeds of the uncollected FIGA receivables to satisfy the $21,650 seller note due to the previous owner of Fireline. See note 11, Related Party Transactions, for more details regarding the satisfaction of the seller note. The Company anticipates collection of a portion of the FIGA receivables in 2007 and the Company expects that the amounts collected will approximate the carrying amount of the receivables that remain on the balance sheet. However, there is no guaranty that the Company or Fireline will collect any amounts from FIGA.

Regulatory Inquiries

In the normal course of business, the Company may receive informal inquiries from regulatory authorities with respect to disclosure issues, our policies and procedures and to clarify previously published information. In July 2007, the Company received informal inquiries from the SEC and Nasdaq with respect to prior disclosure and related issues. The Company is cooperating with the SEC and Nasdaq in responding to such inquiries.

Home Solutions of America, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

Promissory Note

As detailed in Note 4, the Company has entered into a joint venture whereby it has extended a revolving line of credit, in the form of a promissory note, for $2.0 million to a partner in a joint venture. Interest accrues at 6% per annum on the note and is calculated on the basis of a 360 day year. At June 30, 2007, the Company had issued cash of $187 under the note and had open commitments of $1,813.

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

Pursuant to the purchase agreement for the acquisition by HSR of Louisiana of substantially all of the assets of FERS, FERS is entitled to receive an amount (in cash or restricted common stock, at the Company’s option) equal to ten percent (10%) of the excess of HSR of Louisiana’s earnings before interest, taxes, depreciation and amortization with respect to the acquired assets related to the business, if any, that exceed $15,000 in each of fiscal years 2006 and 2007, subject to the terms and provisions of the purchase agreement. As of June 30, 2007, no amounts had been earned or paid out under this provision. In addition, based on management’s forecast, the Company is not expected to pay any related amounts in 2007.

HSR of Louisiana acquired Associated pursuant to a plan and agreement of merger entered into and closed on October 26, 2006. The owners of Associated may earn cash of up to $9,000, up to 2,000 in common stock (upon the exercise of a warrant at an exercise price of $.01 per share) and additional cash equal to 5% of net profits on a specified contract, pursuant to the terms of the merger agreement among HSR of Louisiana, Associated, the owners of Associated and the Company. The Company also agreed to indemnify the prior owners of Associated from personal guarantees entered into in connection with the business of Associated prior to the merger and to use commercially reasonable efforts to remove such persons from the personal guarantees after the closing. As of June 30, 2007, no amounts had been earned, accrued or paid out under these provisions.

The Company agreed to indemnity the seller of Fireline for certain claims arising from the Company’s breach of representations, warranties, covenants and other provisions contained in the stock purchase agreement.

9.	Stock-Based Compensation

At June 30, 2007, the Company maintained two shareholder approved stock-based incentive compensation plans that permit the issuance of equity-based compensation awards to employees, qualified consultants and directors, including stock options and stock purchase rights.

The Company accounts for employee and director stock-based compensation under the fair value recognition provisions of SFAS No. 123(R), Share Based Payment. Compensation cost recognized during the three and six month periods ended June 30, 2007 includes: (a) compensation cost for all share-based payments granted and not yet vested prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 Accounting for Stock-Based Compensation, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Since stock-based compensation expense recognized in the statements of income for the three and six month periods ended June 30, 2007 and 2006 is based on awards

Home Solutions of America, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

ultimately expected to vest, the compensation expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the quarters ended June 30, 2007 and 2006 of approximately 2% was based on historical forfeiture experience and estimated future employee forfeitures.

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

Stock Plans

The Company maintains the 1998 Stock Option Plan (the “1998 Plan”) and the 2001 Stock Plan (the “2001 Plan” and collectively, the “Stock Plans”). The Stock Plans are shareholder approved stock-based incentive compensation plans that permit the issuance of equity-based compensation awards, including incentive stock options, nonqualified stock options and stock purchase rights. Under the Stock Plans, incentive stock options have been granted to employees, and non-qualified stock options have been granted to employees, qualified consultants and board members. Stock purchase rights, which are available under the 2001 Plan, have been granted to directors, consultants and employees. The compensation committee serves as the administrator of the 1998 Plan, and the entire board of directors serves as the administrator of the 2001 Plan. The administrator of each Stock Plan determines eligibility, vesting schedules and exercise prices for awards granted under the Stock Plan which it administers. The Company issues new shares or shares held in treasury to satisfy award exercises under its Stock Plans.

A summary of the shares reserved for grant and awards available for grant under each Stock Plan as of June 30, 2007 is as follows:

	Shares Reserved	Awards Available
	for Grant	for Grant

1998 Stock Plan	3,500	393
2001 Stock Plan	6,500	2,896

	10,000	3,289

The Company issues awards to employees, qualified consultants and directors that generally vest over time based solely on continued employment or service during the related vesting period and are exercisable over a five to ten year service period. Typically, employee awards vest monthly over a three year period, although awards are sometimes granted with immediate vesting and in certain cases, vesting of awards has been accelerated. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, although in certain

Home Solutions of America, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

instances, the exercise price has been higher than the market price on the date of grant. Directors have typically received immediately vested stock purchase rights at an exercise price of $ -0- per share, which are subject to forfeiture on a proportionate basis in the event that a director’s service terminates prior to the end of the current board term.

The fair value of each stock-based award is estimated on the grant date using the Black-Scholes option-pricing model. Expected volatilities are based on the historical volatility of the Company’s stock price. The expected term of options granted subsequent to the adoption of SFAS No. 123(R) is derived using the simplified method as defined in the SEC’s Staff Accounting Bulletin 107, Implementation of FASB 123R. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. The fair value of options granted was estimated using the following weighted-average assumptions:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Expected term (in years)	—	10	—	10
Expected volatility	—	80.0%	—	80.0%
Risk-free interest rate	—	4.5%	—	4.5%
Dividend yield	—	—	—	—

A summary of the Company’s stock option activity is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value

Outstanding at December 31, 2006	1,897	$4.31
Granted	—	—
Cancelled/forfeited	(69)	6.96
Exercised	(126)	4.52		$272

Outstanding at June 30, 2007	1,702	$4.18	6.5	$3,115

Options exercisable at end of period	1,227	$3.51	5.1	$3,052

As of June 30, 2007, there was $2,736 of total unrecognized compensation cost, net of forfeitures, related to employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 1.3 weighted average years.

The Company recorded compensation expense related to options of $282 and $ -0- during the three months ended June 30, 2007 and 2006, respectively, while the Company recorded $681 and $ -0- of compensation expense related to options during the six months ended June 30, 2007 and 2006, respectively. The total fair value of shares vested during the six months ended June 30, 2007 was recorded net of an estimated forfeiture rate of 2%.

Summary of Restricted Stock Awards

Restricted stock purchase rights are independent of option grants and are generally subject to forfeiture of unvested shares if employment terminates or a member of the Company’s board of directors resigns prior to the release of the restrictions. Restricted stock purchase rights have historically been exercised immediately for shares of restricted stock; provided, that the restricted stock granted upon exercise of the stock purchase rights remain subject to the related forfeiture limitations. The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.

Home Solutions of America, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

Nonvested restricted stock awards as of June 30, 2007 and changes during the six months ended June 30, 2007 were as follows (in thousands, except weighted average grant date fair value):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at December 31, 2006	203	$6.40
Granted	112	5.54
Vested	(89)	6.37
Forfeited	—	—

Nonvested at June 30, 2007	226	$5.97

As of June 30, 2007, there was $592 of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.8 years. The Company recorded $570 and $-0- of compensation expense during the six months ended June 30, 2007 and 2006, respectively, related to the vesting of restricted stock awards and the Company’s obligation to issue restricted stock awards.

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

10.	Business Segments

The Company operates in two segments: Restoration & Construction Services and Interior Services. For segment reporting, the Company combines its Restoration & Construction Services into one segment, primarily because Restoration & Construction services are closely related and are performed by the same operating subsidiaries and primarily for the same customers. The Company’s Restoration & Construction services segment includes catastrophic storm response services, water, fire and wind restoration, general contracting services, mold remediation and air decontamination provided to commercial, residential and industrial properties, as well as carpet cleaning, air duct cleaning and fabric protection services provided primarily to residential properties. The Interior Services segment includes interior services provided to commercial, residential and industrial properties and cabinet production, as well as cabinet and countertop installation services provided primarily to residential properties. The following table summarizes selected financial information for each operating segment:

	Restoration and
	Construction	Interior
Three Months Ended June 30, 2007	Services	Services	Other	Consolidated

Revenue	$45,328	$5,973	$(341)	$50,960
Income (loss) from continuing operations before tax	15,961	(390)	(3,433)	12,138
Net (loss) income	15,374	(457)	(7,545)	7,372
Total assets	87,620	14,745	130,556	232,921
Intangibles, net	10,813	4,817	—	15,630
Goodwill	86,592	20,131	—	106,723
Depreciation and amortization	559	193	20	772

Home Solutions of America, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

	Restoration and
	Construction	Interior
Three Months Ended June 30, 2006	Services	Services	Other	Consolidated

Revenue	$14,996	$9,158	$—	$24,154
Income (loss) from continuing operations before tax	6,421	1,101	(1,575)	5,947
Income from discontinued operations	—	975	—	975
Net (loss) income	6,421	2,076	(1,575)	4,468
Total assets	49,537	38,090	21,238	108,865
Intangibles, net	3,900	5,194	—	9,094
Depreciation and amortization	155	168	64	387

	Restoration and
	Construction	Interior
Six Months Ended June 30, 2007	Services	Services	Other	Consolidated

Revenue	$76,713	$15,234	$(1,902)	$90,045
Income from continuing operations before tax	27,415	473	(6,235)	21,653
Net (loss) income	26,356	157	(13,433)	13,080
Total assets	87,620	14,745	130,556	232,921
Intangibles, net	10,813	4,817	—	15,630
Goodwill	86,592	20,131	—	106,723
Depreciation and amortization	1,012	396	156	1,564

	Restoration and
	Construction	Interior
Six Months Ended June 30, 2006	Services	Services	Other	Consolidated

Revenue	$23,616	$19,817	$—	$43,433
Income (loss) from continuing operations before tax	8,984	3,556	(2,556)	9,984
Income from discontinued operations	—	1,741	—	1,741
Net (loss) income	8,984	5,297	(6,690)	7,591
Total assets	49,537	38,090	21,238	108,865
Intangibles, net	3,900	5,194	—	9,094
Depreciation and amortization	355	358	105	818

There were no intersegment sales. Operating income is defined as third party sales less operating expenses. All of the Company’s business activities are conducted within the United States geographic boundaries.

11.	Related Party Transactions

Effective June 30, 2007, pursuant to the terms of an agreement dated August 14, 2007 between the Company and Brian Marshall, the seller of our Fireline subsidiary and a director and the Executive Vice President of the Company, the $21,650 seller note issued by the Company to Mr. Marshall in partial consideration for the stock of Fireline was deemed satisfied and paid in full (the “Satisfaction Agreement”). Pursuant to the terms of the Satisfaction Agreement, (i) the seller note is deemed satisfied, paid in full, and cancelled, (ii) the Company is entitled to receive the first $9,000 in net proceeds collected from certain uncollected accounts receivable due and owing to Fireline from the Florida Insurance Guarantee Association (“FIGA”), (ii) Mr. Marshall is entitled to receive the next $21,650 in net proceeds collected from the FIGA accounts receivable, and (iii) the Company is entitled to receive any additional net proceeds from the FIGA

Home Solutions of America, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

receivables over and above the amounts paid out to the Company and Mr. Marshall pursuant to clauses (i) and (ii) above. The Company estimates that approximately $30 million to $49 million of the FIGA receivables ultimately will be collected; however, there is no guaranty that any of the FIGA receivables will be collected. The first $9,000 of net proceeds from the FIGA accounts receivable which the Company is entitled to receive approximates the remaining carrying value of FIGA receivables on the Company’s ledger. In addition, all accrued interest amounts were eliminated in the transaction which had no income statement impact.

Under the terms of the Company’s credit agreement with its lender, the Company is required to obtain the consent of its letter to the transactions contemplated by the Satisfaction Agreement. As of the date this quarterly reported is filed with the SEC, the Company had not obtained its lender’s written consent to the transactions contemplated by the Satisfaction Agreement. The Company has presented the transaction to its lender for consent and is using its best efforts to obtain such consent. Based on these efforts, management believes that it will obtain the written consent of its lender to the transaction. However, management expects that its lender will require the Company and Mr. Marshall to comply with conditions imposed by the lender, including payment of a fee and such other terms and conditions as are determined by the lender. Furthermore, the Company’s lender has no obligation to consent to the transaction and it is possible that the Company will not obtain its lender’s consent to the transaction. Because the Company has not obtained its lender’s consent, it is likely in violation of certain covenants and agreements under its credit agreement and related loan documents with its lender. If the Company is in breach of certain covenants and agreements under the credit agreement, or is otherwise in default under the credit agreement, then its lender may call the loan into default and proceed to exercise its remedies against the Company and its subsidiaries, including foreclosing upon all of the assets of the Company and its subsidiaries. In that event, the Company’s operations would be materially and substantially impaired and the Company may be unable to continue operations.

The agreement also modifies the Company’s indemnity rights under the Fireline purchase agreement with respect to potential indemnity claims against Mr. Marshall in that (i) the Company’s indemnity rights against Mr. Marshall under the Fireline purchase agreement with respect to accounts receivable are eliminated (ii) the maximum amount for indemnity claims for which Mr. Marshall may be responsible is reduced from an amount approximately equal to purchase price ($44,000) to 200 shares of the Company’s common stock being held in escrow, and (ii) the cap on the maximum amount that the Company may recover from Mr. Marshall pursuant to its indemnity rights with respect to representations for taxes, environmental claims, the ownership of the Fireline stock prior to the acquisition, and liens against the Fireline assets is eliminated.

The Company’s Fireline subsidiary leases a warehouse facility from Brian Marshall, a director and the Executive Vice President of the Company under a non-cancelable lease. The lease term was one year through July 2007 for $15 monthly. The Company intends to continue the lease on its current terms for the second half of 2007. The Company also leases warehouse and administrative spaces from a related party under cancellable leases. The Company can vacate the spaces with 60 days notice to the related party.

The Company leases an aircraft from an entity owned by Brian Marshall, pursuant to a one year operating lease entered into on June 30, 2006. The Company intends to continue to lease the aircraft under the lease terms. The lease requires monthly payments of $75 and is cancellable with 30 days notice. The Company currently leases land and a building from a related entity for a monthly rental amount of $6 pursuant to a five year cancellable lease ending June 2011.

In the second quarter 2007, Fireline entered into an agreement to provide construction management and contracting services to a Tampa Bay real estate development firm that intends to develop a retail center and corporate office site. The parent of the real estate development firm is owned 50% by unrelated third party investors, and 50% by an entity of which by Brian Marshall, a director and the Executive Vice President of the Company, is a 50% owner. Our management believes the terms of the transaction are fair and reasonable to the Company, and has requested our Audit Committee to conduct an independent investigation to analyze the fairness of the transaction to the Company.

Amounts due to related parties at June 30, 2007 totaled $363. Amounts paid to related parties for various services totaled $304 and $714 for the three and six month periods ended June 30, 2007.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars and shares in thousands except per share data or where noted).

Overview

Home Solutions is a provider of restoration, construction and interior services to commercial, governmental and residential customers primarily in the southern United States.

With operations primarily in the South, Gulf Coast regions and California, we believe that the Company is well positioned to capitalize on the growing demand for our suite of restoration, construction and interior services. We seek to expand our core service offerings through the future acquisition of strategic, specialized, profitable and well-managed companies operating in our target markets and business segments with a proven history of internal growth and by expanding our geographic markets.

Fiscal 2007 Highlights:

•	We continued to integrate recent acquisitions which serve to diversify our revenue base.

•	The $21,650 seller note payable to Brian Marshall, the seller of our Fireline subsidiary, was satisfied, paid in full and cancelled pursuant to an agreement providing for Mr. Marshall to receive certain of the proceeds from certain designated outstanding accounts receivable. The consent of the Company’s lender, which has not been obtained, is required. See Note 11, Related Party Transactions, for further information.

•	We announced that our Fireline subsidiary has entered into a joint venture with a New York-based construction management firm, to develop and construct three projects including 339 residential condominiums and 160,000 square feet of mixed use retail space located in the boroughs of Brooklyn, Manhattan and Queens, New York. The aggregate revenue from the contracts to Fireline is expected to exceed $100 million. Construction under one of the three projects began during the second quarter of 2007, slightly ahead of schedule, and is expected to be completed by 2009. Construction of the other two projects is expected to commence in the fourth quarter of 2007 or the first quarter of 2008. Fireline is expected to complete approximately $12 million in work under the first of the three projects currently under construction in 2007.

•	We announced that our Fireline subsidiary has been awarded a contract valued at approximately $100 million to provide construction management, general contracting and development services for a 600,000 plus square foot retail center and corporate office site located in Hillsborough County, Florida. The project is being developed by a Tampa Bay-based real estate development firm. The parent of the real estate development firm is owned 50% by unrelated third party investors, and 50% by an entity of which by Brian Marshall, a director and the Executive Vice President of the Company, is a 50% owner. Our management believes the terms of the transaction are fair and reasonable to the Company, and has requested our Audit Committee to conduct an independent investigation to analyze the fairness of the transaction to the Company.

•	We continued in our efforts to implement a companywide general ledger program which will centralize our accounting function while simultaneously eliminating several of our reported internal control weaknesses.

•	We amended our credit agreement with our lenders which included the following revisions: (1) The percentage of eligible accounts receivable (as defined in the credit agreement) used to calculate the borrowing base is increased from 80% to 85% from the period from April 1, 2007 through December 31, 2007, and thereafter, is reduced to 80%; and (2) The interest rate on advances under the line of credit will remain at its current rate of prime less 0.25% until December 31, 2007, and thereafter, it will be reduced to prime less 0.50%. Prior to the modification, the credit agreement provided for the reduction in the interest rate to begin on July 1, 2007.

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

We also see the opportunity to further capitalize on the residential housing market in our target geographic markets through the expansion of our relationships with retailers, including Home Depot.

Service Offerings

The Company’s business consists of two integrated service offerings: (i) restoration and construction services and (ii) interior services. See Note 10 — Segment Reporting for additional segment information.

Restoration and Construction Services

Home Solutions is an emerging restoration and construction services company, offering diversified general contracting, restoration, construction management and design-build services to private clients and public agencies primarily throughout the southern United States and California, and we have recently expanded our construction services into Washington and New York. We have established a strong reputation within our markets by executing significant projects on time and within budget while adhering to strict quality control measures. We offer general contracting, preconstruction planning and comprehensive project management services, including planning, scheduling and providing the manpower, equipment, materials and subcontractors required for a project. A portion of our work requires surety bonding and the Company has surety bonding agreements with various institutions to meet its bonding needs. We also serve as the subcontractor on projects in the same markets.

The Company’s recovery services include catastrophic storm response, clean up and removal of debris, initial set up services in an impacted area (including power, lodging, sustenance and training), water mitigation, drying, dehumidification and preparing affected areas for the next stage of restoration and rebuilding. Our trained employees provide onsite first response to respond to fire, water and weather-related emergencies in our target markets to both commercial, residential and governmental clients. Our restoration services include servicing the next stage of the project after the initial clean up and catastrophic storm response. Restoration services include water, fire and wind restoration, mold remediation, contents restoration, air decontamination, asbestos and lead paint removal, cleaning, drying, and deodorization of carpet and furniture and moving and storage services. Our restoration and recovery services are currently provided in regional markets in the states of Florida, Louisiana, Mississippi, Alabama, Georgia, South Carolina, Texas and California.

Fireline, which specializes in disaster recovery services and insurance estimates and repairs for commercial, industrial and residential properties, is certified in multiple aspects of the restoration industry, including smoke, fire, water and mold. Fireline and HSR of Louisiana are licensed as general contractors in Louisiana, respectively, and offer full interior and exterior restoration and reconstruction services in those states. Restoration business segment services are also provided through PW Stephens, Inc. (“PWS”) and Fiber Seal Systems, L.P. (“FSS”), two of our wholly-owned subsidiaries. PWS provides water and fire restoration services, air decontamination and removal of mold, asbestos and lead paint in California and, to a lesser extent, in Florida, and FSS provides cleaning, drying and deodorization of carpet and furniture as well as moving and storage services in 24 states and the District of Columbia.

We provide the following recovery, restoration and construction services:

•	Recovery: Our recovery services include providing initial set up services in an impacted area (including power, lodging, and training) and then providing the drying, dehumidification, cleanup and removal of debris from commercial and residential areas to prepare the areas for the next stage of restoration. We provide these services on an hourly rate to our commercial and residential clients, both as a contractor and as a subcontractor to customers providing additional services in these markets.

•	Fire and Water Damage Restoration: We provide trained employees to respond to fire, water and weather-related emergencies, to inspect structural members and contents damaged by water, to determine the likelihood or extent of mold growth and to provide immediate cleaning, drying, moving, storage and deodorization, among other services.

•	Construction: The Company’s construction services include general contracting work and subcontracting work. Our services are provide to a number of high growth companies and specialized building markets, including hospitality and gaming, insurance, education and healthcare markets, as well as to state and local government agencies and districts.

•	Indoor Air Contamination: Through PWS, we provide indoor air contamination services, including contamination from mold, asbestos and lead paint. With increased media attention regarding the health threat of mold, fewer insurance options and property transfers at risk, current market conditions have created significant demand for mold inspections, certifications and remediation services. These services consist of property and system inspections, surface and air testing, project design, microbial removal, light interior demolition, repair and specialized cleaning work. Customer opportunities are developed through a regional sales force as well as through referrals by real estate firms, insurance adjusters, mortgage companies, attorneys and nationally-branded retailers.

•	Cleaning and Fabric Protection: Through FSS, we provide fabric protection services to protect furniture, carpet and draperies from stains and daily wear through both Company-owned locations and over forty licensed locations. This niche market is primarily targeted at above-average income homeowners. We also provide air duct cleaning services to remove particulate (organic and inorganic) material, which can cause allergic reactions and is often the breeding ground for many types of mold, from heating and air conditioning systems.

Interior Services

Through our wholly-owned subsidiaries, Southern Exposure Unlimited of Florida, Inc. (“Southern Exposure”) and Cornerstone Marble and Granite, Inc. (formerly known as Cornerstone Building and Remodeling, Inc. (“Cornerstone”), we offer cabinet and countertop installation services. Southern Exposure manufactures and installs a high-end product line of cabinets and countertops. Cornerstone installs custom marble and granite countertops for residential customers. Currently, we manufacture cabinets and install cabinets and kitchen countertops for Centex Corporation (“Centex”), in its southwest Florida market. We also install granite countertops for Home Depot, Inc. (“Home Depot”) in Florida, Georgia, Alabama and South Carolina. The Home Depot contract may be terminated at any time upon notice to us. Furthermore, Home Depot is not obligated to use our services under these contracts. We have no contract with Centex, and Centex is not obligated to buy our products or use our services. We also have granite fabrication and installation operations in Southern California which services the residential and multi-family markets.

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

The Company accounts for stock-based compensation under the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. Compensation cost recognized in the six months ended June 30, 2007, includes: (a) compensation cost for all share-based payments granted and not yet vested prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Since stock-based compensation expense recognized in the statement of operations for the three and six month periods ended June 30, 2007 and 2006 is based on awards ultimately expected to vest, the compensation expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures to be 2% of the awards issued.

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including:

(a) The expected volatility of our common stock price, which we determine based on historical volatility of our common stock over the expected term of the award;

(b) Expected dividends (which do not apply, as we do not anticipate issuing dividends);

(c) Expected term of the award, which is estimated based on the historical award exercise behavior of our employees; and

(d) The risk-free interest rate which we determine based on the yield of a U.S. Treasury bond whose maturity period equals the options expected term.

In the future, we may elect to use different assumptions under the Black-Scholes valuation model or a different valuation model, which could result in a significantly different impact on our net income or loss.

Deferred Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Additionally, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 is an interpretation of SFAS No. 109 and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that has been taken or is expected to be taken on a tax return. FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48 the Company may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. There was no impact on the Company’s financial statements as a result of the implementation of FIN 48.

Results of Operations (Dollars and Shares in Thousands)

Comparison of the three months ended June 30, 2007 to the three months ended June 30, 2006

Restoration and Construction Services

Net Sales.  Revenue for the three months ended June 30, 2007 was $45,328 compared to $14,996 for the three months ended June 30, 2006. The increase from the same period in 2006 is due primarily to the inclusion of Fireline and Associated sales as a result of the acquisitions and continued work in Florida and Louisiana, and the increased revenues generated from HSR of Louisiana in the New Orleans region as a result of post-hurricane Katrina rebuilding efforts.

Costs of Sales.  Costs of sales for the three months ended June 30, 2007 were $23,049 compared to $6,562 for the three months ended June 30, 2006. The increase in the total costs of sales from the same period in 2006 is due to the inclusion of Fireline and Associated costs as a result of the acquisitions and continued work in Florida and Louisiana, as well as HSR of Louisiana’s costs relating to the increased work in the New Orleans region. Costs of sales as a percentage of sales for the three months ended June 30, 2007 and 2006 were 50.8% and 43.8%, respectively. As expected, gross margins were higher in the second quarter of 2006 than in the same period in 2007 due to emergency-related restoration work following the 2005 hurricanes, which traditionally generates higher margins than construction work. In addition, the increased volume of restoration work completed in 2007 was at lower margins than the prior year.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses were $5,984 for the three months ended June 30, 2007, compared to $2,016 for the three months ended June 30, 2006. This represents an increase of $3,968 from the same period in 2006, primarily due to the inclusion of Fireline and Associated’s operations as a result of the acquisitions, effective July 1, 2006, as well as increased costs associated with HSR of Louisiana’s expanded operations in the Louisiana market. SG&A expenses as a percentage of sales for the three months ended June 30, 2007 and 2006 were 13.2% and 13.4%, respectively.

Interior Services

Net Sales.  Revenue for the three months ended June 30, 2007 from continuing operations was $5,632, compared to $9,158 for the three months ended June 30, 2006. The decrease from the same period in 2006 is due primarily to a reduction in Southern Exposure and Cornerstone’s cabinet and countertop sales as the new construction market in the Florida market has experienced a decline from 2006.

Costs of Sales.  Costs of sales for the three months ended June 30, 2007 from continuing operations were $4,164, compared to $6,219 for the three months ended June 30, 2006. The decrease in total costs of sales from the prior period in 2006 is due to the decrease in Southern Exposure and Cornerstone’s sales. Segment costs of sales as a percentage of sales for the three months ended June 30, 2007 and 2006 was 73.9% and 67.9%, respectively.

Selling, General and Administrative Expenses.  SG&A expenses were $1,852 for the three months ended June 30, 2007, compared to $1,859 for the three months ended June 30, 2006. Segment SG&A as a percentage of segment sales for the three months ended June 30, 2007 and 2006 were 32.9% and 20.3%, respectively.

Corporate

Selling, General and Administrative Expenses.  Corporate SG&A expenses were $2,646 for the three months ended June 30, 2007, compared to $1,596 for the three months ended June 30, 2006. The increase from the same period in 2006 is due primarily to increased legal, professional fees and consulting fees of $594 associated with corporate governance Sarbanes-Oxley compliance as well as board of director compensation of $334.

Other Income (Expense).  Interest expense was $1,209 for the three months ended June 30, 2007, compared to $58 for the three months ended June 30, 2006. The increase in interest expense is related to increases in amounts outstanding pursuant to the bank line of credit and the Fireline seller note.

Income Taxes.  Income tax expense was $4,602 for the three months ended June 30, 2007 compared to $2,246 for the three months ended June 30, 2006. In 2006, the Company utilized its net operating loss tax carry forward provision to offset 2006 federal taxable income, resulting in a reduction in taxes.

Comparison of the six months ended June 30, 2007 to the six months ended June 30, 2006

Restoration and Construction Services

Net Sales.  Revenue for the six months ended June 30, 2007 was $76,713 compared to $23,616 for the six months ended June 30, 2006. The increase from the same period in 2006 is due primarily to the inclusion of Fireline and Associated sales as a result of the acquisitions and continued work in Florida and Louisiana, and the increased revenues generated from HSR of Louisiana in the New Orleans region as a result of post-hurricane Katrina rebuilding efforts.

Costs of Sales.  Costs of sales for the six months ended June 30, 2007 were $37,462 compared to $9,446 for the six months ended June 30, 2006. The increase in the total costs of sales from the same period in 2006 is due to the inclusion of Fireline and Associated costs as a result of the acquisitions and continued work in Florida and Louisiana, as well as HSR of Louisiana’s costs relating to the increased work in the New Orleans region. Costs of sales as a percentage of sales for the six months ended June 30, 2007 and 2006 were 48.8% and 40.0%, respectively.

Selling, General and Administrative Expenses.  SG&A expenses were $10,830 for the six months ended June 30, 2007, compared to $5,183 for the six months ended June 30, 2006. This represents an increase of $5,647 from the same period in 2006, primarily due to the inclusion of Fireline and Associated’s operations as a result of the acquisitions, effective July 1, 2006, as well as increased costs associated with HSR of Louisiana’s expanded operations in the Louisiana market. SG&A expenses as a percentage of sales for the six months ended June 30, 2007 and 2006 were 14.1% and 21.9%, respectively.

Interior Services

Net Sales.  Revenue for the six months ended June 30, 2007 from continuing operations was $13,332, compared to $19,817 for the six months ended June 30, 2006. The decrease from the same period in 2006 is due primarily to a reduction in Southern Exposure and Cornerstone’s cabinet and countertop sales as the new construction market in the Florida market has experienced a decline from 2006.

Costs of Sales.  Costs of sales for the six months ended June 30, 2007 from continuing operations were $9,111, compared to $12,666 for the six months ended June 30, 2006. The decrease in total costs of sales from the prior period in 2006 is due to the decrease in Southern Exposure and Cornerstone’s sales. Segment costs of sales as a percentage of sales for the six months ended June 30, 2007 and 2006 was 68.3% and 63.9%, respectively.

Selling, General and Administrative Expenses.  SG&A expenses from continuing operations were $3,786 for the six months ended June 30, 2007, compared to $3,642 for the six months ended June 30, 2006. This represents an increase of $144 from the same period in 2006, primarily due to the expansion of operational support and sales growth and the expansion of Cornerstone into new markets to service additional Home Depot locations and increased transportation costs associated with fuel expenses. Segment SG&A as a percentage of segment sales for the six months ended June 30, 2007 and 2006 were 28.4% and 18.4%, respectively.

Corporate

Selling, General and Administrative Expenses.  Corporate SG&A expenses were $5,096 for the six months ended June 30, 2007, compared to $2,595 for the six months ended June 30, 2006. The increase from the same period in 2006 is due primarily to increased legal, professional fees and consulting fees of $1,263 associated with corporate governance, Sarbanes-Oxley compliance and board of director compensation of $716. Corporate SG&A expenses for the six months ended June 30, 2007 and 2006 as a percentage of total sales were 5.7% and 6.0%, respectively.

Other Income (Expense).  Interest expense was $2,273 for the six months ended June 30, 2007, compared to $118 for the six months ended June 30, 2006. The increase in interest expense is related to the bank line of credit and the Fireline seller note.

Income Taxes.  Income tax expense was $8,254 for the six months ended June 30, 2007 compared to $3,668 for the six months ended June 30, 2006. In 2006, the Company utilized its net operating loss tax carry forward provision to offset 2006 federal taxable income, resulting in a reduction in taxes.

Liquidity and Capital Resources

The Company’s existing capital resources as of June 30, 2007, consist of cash and accounts receivable totaling $86,950, compared to cash and accounts receivable of $66,819 as of December 31, 2006. A portion of our accounts receivable is derived from hurricane disaster recovery work, which is due from government agencies or entities owned by the U.S. Government and insurance companies. These receivables traditionally have periods of collection that are longer than collection periods for general contracting work, which could negatively affect our working capital. If our estimated amounts recoverable on these projects differ from the amounts ultimately collected, those differences will be recognized as income or loss and our earnings and cash flows could be materially impacted. The Company believes that its current financing arrangements are sufficient to finance its working capital needs for the next twelve months. However, continued implementation of the Company’s strategic plan of expanding our core service offerings through the future acquisition of strategic, specialized, profitable and well-managed companies will require additional capital.

In June 2006, Southern Family Insurance (“Southern”) was placed in liquidation. Southern was the insurance carrier on two of Fireline’s significant customers. At June 30, 2007, the Company had net accounts receivable from these customers aggregating approximately $29,000. Southern was an admitted insurance carrier in Florida and state statutes insure the payment of valid claims by the Florida Insurance Guarantee Association (“FIGA”). Fireline initiated legal actions against the homeowners associations to protect its claims and to assist in collecting the balances due under the accounts receivable in the circuit court of the Nineteenth Judicial Circuit in and for Indian River County, Florida. In settlement of these claims, the defendants assigned their claims against FIGA to Fireline, and as a result the litigation against the homeowners associations has been or is being dismissed and Fireline is pursuing the FIGA claims directly. The Company believes that the assignment of the homeowners association claims against FIGA to Fireline will assist the Company in recovering the balances due under the accounts receivable. As of June 30, 2007, the Company assigned a portion of the right to receive the proceeds of the uncollected FIGA receivables to satisfy the $21,650 seller note due to the previous owner of Fireline. See note 11, Related Party Transactions, for more details regarding the satisfaction of the seller note. The Company anticipates collection of a portion of the FIGA receivables in 2007 and the Company expects that the amounts collected will approximate the carrying amount of the receivables that remain on the balance sheet. However, there is no guaranty that the Company or Fireline will collect any amounts from FIGA.

On March 30, 2007, the Company entered into an amendment to its credit agreement, which modified its line of credit as follows:

•	the percentage of eligible accounts receivable (as defined in the credit agreement) used to calculate the borrowing base is increased from 80% to 85% from the period from April 1, 2007 through December 31, 2007, and thereafter, was reduced to 80%; and

•	the interest rate on advances under the line of credit will remain at its current rate of prime less 0.25% until December 31, 2007, and thereafter, it will be reduced to prime less 0.50%. Prior to the modification, the credit agreement provided for the reduction in the interest rate to begin on July 1, 2007.

The Company paid a fee of $100 to the lenders providing the credit facility in connection with the amendment.

During the six months ended June 30, 2007, the Company used net cash from operating activities of $13,476, which included net income of $13,080. These funds were used mainly to fund current projects related to the Company’s backlog which, at June 30, exceeded $300 million. The Company’s investing activities used net cash of $858 primarily from cash advanced on notes receivable and purchases of equipment.

The Company’s net cash provided by financing activities of $10,267 was primarily due to cash flow proceeds from the Company’s line of credit which was partially offset by outlays for principal payments on long-term debt and capital leases, payments on amounts due to seller and distributions to a minority stockholder. As of June 30, the Company had approximately $14,945 available to borrow under its current credit facility.

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

We had $39,611 of variable rate debt outstanding at June 30, 2007. The annual interest rate on our bank term loan and line of credit is equal to the higher of (a) the prime rate of interest as quoted in the Wall Street Journal, less 25 basis points (0.25%) for periods prior to December 31, 2007, and less 50 basis points (0.50%) for periods after December 31, 2007, or (b) the federal funds rate, as published by the Federal Reserve Bank of New York, plus 25 basis points (0.25%) for periods prior to December 31, 2007. If the prime rate were higher by 1%, the interest expense would have increased by $99. Conversely, if the prime rate was lower by 1%, interest expense would have decreased by $99.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this most recent fiscal quarter. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, such controls and procedures were ineffective.

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures that provide reasonable assurance that information required to be disclosed our Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is also responsible for establishing and maintaining an adequate level of internal controls over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accounting principles accepted in the United States of America (“GAAP”). Internal control over financial reporting includes policies and procedures that:

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

The following material weaknesses in our internal control over financial reporting were reported in our 2006 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on March 19, 2007:

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

Remediation of Material Weaknesses

During the quarter ended June 30, 2007, the Company executed the steps necessary to remediate the material weaknesses related to the accounts payable and expenditures cycle at two of five locations, which were identified as of December 31, 2006.

During the quarter ended June 30, 2007, the Company executed the steps necessary to remediate the material weaknesses related to the accounts receivable and sales cycle at one of three locations, which were identified as of December 31, 2006.

During the quarter ended June 30, 2007, the Company executed the steps necessary to remediate the material weaknesses related to the financial reporting and closing at one of three locations, which were identified as of December 31, 2006.

In July 2007, our audit committee commenced an investigation to review certain public disclosures and related matters with respect to which the Company had received informal inquiries from the SEC and Nasdaq. The review was not complete as of June 30, 2007. The Company is cooperating with the SEC and Nasdaq in responding to such inquiries. Management believes that the results of the audit committee investigation will provide management with insight that will assist management in enhancing the Company’s disclosure controls and procedures.

Based on the fact numerous material weaknesses are present, we have begun to institute control improvements that we believe will reduce the likelihood of errors and omissions.

•	We are devoting more resources to developing and communicating an anti-fraud program, code of conduct policies and human resource polices to our employees and management. The program may include the hiring of outside or in-house counsel to be dedicated to the development and enforcement of compliance programs. Background checks are being performed on personnel being placed into positions of material responsibility. The compliance program also will include a communication project to set the right tone from the top. Additionally, we are expending significant resources to following up on addressing control deficiencies identified in the previous audits;

•	The Company intends to develop additional policies and procedures to further strengthen its reporting, including the areas of, sales and expense cut-off and sales returns, financial reporting and disclosure procedures. In addition, we anticipate hiring additional resources to perform the internal audit function;

•	The Company is evaluating the implementation of an ERP Suite to address certain of the material weaknesses listed in the Management Report on Internal Controls Over Financial Reporting, including the effective control over period-end financial close and reporting and the effective control over certain accounting functions. The ERP implementation should facilitate the appropriate review and approval over the recording of journal entries to ensure the accuracy and completeness of the journal entries recorded. Additionally, the Company will make changes to its corporate accounting staff, including the hiring or contracting of additional personnel;

•	Additional segregation of duties and appropriate review, approval, and supporting documentation will be installed in 2007 to maintain effective controls over the disbursement function. We are developing policies for proper documentation, review and approval related to subsidiary operations, compensation, expense reimbursements;

•	Additional segregation of duties and appropriate review, approval, and supporting documentation will be implemented in 2007 to maintain effective controls over the fixed asset and payroll functions;

•	With the implementation of an ERP the financial reporting package, we should be able to further restrict access to the inventory detail schedule used to support the general ledger balances. With additional implementation of ERP applications, we plan to eventually replace the current periodic inventory system, relying on monthly inventory counts using physical inventory count sheets, with a perpetual inventory system. Meanwhile, more procedures will be installed for review of inventory count documentation;

•	Additional processes will be instituted to timely resolve identified accounting and legal issues so that period-end financial statements and reporting can be timely completed; and

•	Management intends to review our internal disclosure policies and procedures to ensure that they provide reasonable assurance that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

Furthermore, certain of these remediation efforts, primarily associated with our information technology infrastructure and related controls, have and will require significant ongoing effort and investment. Our management, with the oversight of our audit committee, will continue to identify and take steps to remedy known material weaknesses as expeditiously as possible and enhance the overall design and capability of our control environment and our public disclosures. We intend to further expand our staff, accounting policy and controls capabilities by attracting additional talent and enhancing training in such matters. We believe that the foregoing actions will continue to improve our internal control over financial reporting, as well as our disclosure controls and procedures.

If the remedial policies and procedures we plan to implement are insufficient to address the material weakness or if additional significant deficiencies or other conditions relating to our internal controls are discovered in the future, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our operating results may be adversely affected. Any such failure could also adversely affect the results of the periodic future management evaluations and annual auditor attestation reports regarding the effectiveness of our internal controls over financial reporting. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. Although we believe that we have addressed, or will address in the near future, our material weakness in internal controls, we cannot guarantee that the measures we have taken to date or any future measures will remediate the material weaknesses identified or that any additional material weaknesses or significant deficiencies will not arise in the future due to a failure to implement and maintain adequate internal controls over financial reporting.

Each of the control deficiencies described above could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Based on this evaluation, management has concluded that our disclosure controls and procedures at June 30, 2007 were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition as of June 30, 2007, and our results of operations for the three and six month period ended June 30, 2007 and our cash flows for the six month period ended June 30, 2007.

Changes in internal controls

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in our internal control over financial reporting that occurred during the most recent fiscal quarter, and they have concluded that during the six months ended June 30, 2007, there were no additional changes, other than those noted below, in our internal control over financial reporting that occurred during the period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in internal controls over financial reporting

The following changes in our internal control over financial reporting occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company’s management identified material weakness as of December 31, 2006. Beginning in the fourth quarter of the year ended December 31, 2006 and continuing in the period covered by this Quarterly Report on Form 10-Q, the Company executed the steps necessary to remediate the material weakness and made the following changes to its internal control over financial reporting:

•	Hiring highly qualified accounting consultants to guide internal accounting personnel in the application of generally accepted accounting principles related to revenue recognition;

•	Training internal personnel, with the assistance of the new external advisors, to obtain additional expertise as to the application of generally accepted accounting principles specifically related to software revenue recognition; and

•	Ensuring the review of the revenue recognition documentation by qualified staff.

The Company believes, as of end of the period covered by this Quarterly Report on Form 10-Q, it has fully remediated the material weakness which caused the Company to conclude in its Annual Report on Form 10-K for the year ended December 31, 2006 that its internal controls over financial reporting were not effective.

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

On January 10, 2007, the Court consolidated two of the class action cases and appointed lead plaintiffs and lead counsel for the consolidated case. On March 12, 2007, the lead plaintiffs filed a consolidated amended complaint asserting claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 against the same defendants as in the original complaints as well as against several additional defendants, including a member of the Company’s board of directors and Sanders Morris Harris Group, Inc. The consolidated amended complaint asserts that the defendants made false and misleading statements regarding certain of the Company’s contracts and acquisitions and made false statements regarding the Company’s 2006 earnings guidance. On June 13, 2007, the Court consolidated the third class action case into the existing consolidated case. The Company and the individual defendants have moved to dismiss the consolidated amended complaint and intend to vigorously defend the class actions.

On June 27, 2006, a shareholder derivative case was filed against certain of the Company’s officers and directors. An amended complaint was filed on July 23, 2007. The derivative case is based on similar factual allegations as the securities class action cases and asserts state law fiduciary duty claims on behalf of the Company against the individual defendants for allegedly exposing the Company to liability in the securities class actions. The plaintiff is not seeking to recover damages from the Company in the derivative case but is seeking to have the Company pay his attorneys’ fees. The Company and the individual defendants have moved to dismiss the derivative action. It is possible that additional similar actions could be filed.

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

The Company has identified the following risk factor which is in addition to the risk factors previously disclosed in the Company’s 10-K for the year ended December 31, 2006, filed with the SEC on March 19, 2007.

If the downturn in the U.S. housing industry continues or increases, our results of operation could be materially and detrimentally effected.

The Company participates heavily in the U.S. housing industry which is affected by many factors, including interest rates and liquidity. A predominant amount of the Company’s business, and the bulk of the work performed by our interior services division, is conducted in the US housing industry. The downturn in the U.S. housing industry had a significant impact on the financial results of our Interior Services division for the six months ended June 30, 2007. Further downturns in the US housing industry and tightening in the credit markets could have adverse material effects on the Company’s current contracts and future business opportunities.

Due to the Company’s increases in sales and a decrease in orders from a significant customer, sales of our Interior Services division to one large customer have declined significantly, although we continue to sell significant amounts to that customer. The customer is a significant participant in the US housing market and has been adversely affected by the down turn in the industry. Our sales to this one customer have declined as a result of the downturn in the US housing industry and may not return to previous levels. Even if the U.S. housing industry recovers, we may not experience a significant recovery if our customer is unable to recover from the downturn in the U.S. housing industry and we are unable to grow our business through new and existing customers.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our annual report on Form 10-K filed on March 30, 2007, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. In addition to the items referenced above, there have been no other material changes from the risk factors previously disclosed in the Company’s 10-K for the year ended December 31, 2006, filed with the SEC on March 19, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

No unregistered securities were issued by the Company during the six months ended June 30, 2007.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The 2007 Annual Meeting of Stockholders of Home Solutions of America, Inc. (the “Annual Meeting”) was held on June 18, 2007.

At the Annual Meeting, the following persons were elected to serve as directors, serving until the 2008 Annual Meeting, by the votes indicated:

		Abstain/
		Broker
Name	For	Non-Votes

Michael S. Chadwick	37,285	1,979
Frank J. Fradella	36,001	3,262
Willard W. Kimbrell	37,379	1,885
Brian Marshall	36,040	3,224
Charles P. McCusker	36,997	2,267
Patrick A. McGreeney	37,054	2,209
Stephen Scott Sewell	35,685	3,579

During the Annual Meeting, the stockholders also ratified the appointment of KMJ Corbin & Company, LLP as the Company’s auditors for 2007, by the votes indicated below:

			Abstain/
			Broker
	For	Against	Non-Votes

Appointment of KMJ Corbin & Company LLP	35,145	3,565	89

No other matters were voted on during the meeting. For further information with respect to the matters presented to the stockholders for approval at the 2007 Annual Meeting of Stockholders, please refer to our Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 30, 2007.

Item 5.	Other information

None

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit		Method of
Numbers	Description	Filing

2.1	Satisfaction of Note and Amendment to Stock Purchase Agreement among Home Solutions of America, Inc., Fireline Restoration, Inc. and Brian marshall dated August 14, 2007 and effective June 30, 2007	(1)
3.1	Certificate of Incorporation of the Company, as restated on July 31, 2001 (filed with the SEC on July 9, 2001 as Exhibit A to the Company’s Information Statement on Schedule 14C and incorporated herein by reference).
3.2	Certificate of Amendment to the Certificate of Incorporation of Nextgen Communications Corporation, changing the corporation’s name to “Home Solutions of America, Inc.”, as filed with the Secretary of State of Delaware on December 23, 2002 (filed with the SEC on December 22, 2002 as Exhibit A to the Company’s Information Statement on Schedule 14C and incorporated herein by reference).
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Home Solutions of America, Inc. as filed with the Delaware Secretary of State on June 16, 2006 (filed with the SEC on July 14, 2006 as Exhibit 3.3 to the Company’s Registration Statement on Form 8-A and incorporated herein by reference).
3.4	Amended and Restated Bylaws of the Company, as amended on April 4, 2006 (filed with the SEC on May 15, 2006 as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q and incorporated herein by reference).
10.1	Restricted Stock Purchase Agreement between Frank J. Fradella and Home Solutions of America, Inc. dated May 11, 2007	(1)
10.2	Restricted Stock Purchase Agreement between Jeffrey M. Mattich and Home Solutions of America, Inc. dated May 11, 2007	(1)
10.3	Board Compensation Plan (2007-2008 Board Term)	(1)
31.1	Rule 13a-14(a) Certification by our principal executive officer	(1)
31.2	Rule 13a-14(a) Certification by our principal financial officer	(1)
32.1	Section 1350 Certification by our principal executive officer	(1)
32.2	Section 1350 Certification by our principal financial officer	(1)

(1)	Filed herewith.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME SOLUTIONS OF AMERICA, INC.
Registrant

/s/ Frank J. Fradella
Frank J. Fradella
Chairman, Chief Executive Officer and President

August 15, 2007

/s/  Jeffrey M. Mattich
Jeffrey M. Mattich
Chief Financial Officer

August 15, 2007